Form 10-Q
period 2012-06-30
ServiceNow, Inc.
filed 2012-08-10
CIK 1373715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission file number 001-35580

ServiceNow, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2056195
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12225 El Camino Real, Suite 100, San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 720-0477

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2012, there were 123,201,916 shares of the Registrant’s common stock outstanding.

SERVICENOW, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SERVICENOW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,482	$68,088
Restricted cash	37	45
Short-term investments	22,795	—
Accounts receivable	47,334	44,860
Current portion of deferred commissions	10,219	6,087
Prepaid expenses and other current assets	4,671	9,883
Current portion of deferred tax assets	1,544	1,544

Total current assets	152,082	130,507
Deferred commissions, less current portion	8,151	4,597
Property and equipment, net	35,452	20,695
Deferred income taxes, noncurrent	174	—
Other assets	4,613	524

Total assets	$200,472	$156,323

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,550	$9,411
Accrued expenses and other current liabilities	29,658	25,608
Current portion of deferred revenue	113,167	91,087
Current portion of deferred rent	430	455

Total current liabilities	151,805	126,561
Deferred revenue, less current portion	17,902	13,549
Deferred rent, less current portion	2,902	2,935
Other long-term liabilities	2,510	2,532

Total liabilities	175,119	145,577

Convertible preferred stock	68,481	68,172
Stockholders’ deficit:
Common stock	29	22
Additional paid-in capital	39,061	9,793
Accumulated other comprehensive income	286	899
Accumulated deficit	(82,504)	(68,140)

Total stockholders’ deficit	(43,128)	(57,426)

Total liabilities, convertible preferred stock and stockholders’ deficit	$200,472	$156,323

See accompanying notes to the condensed consolidated financial statements.

SERVICENOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Subscription	$46,820	$24,776	$86,361	$46,000
Professional services and other	9,954	4,709	17,844	8,697

Total revenues	56,774	29,485	104,205	54,697

Cost of revenues(1):
Subscription	14,239	4,764	25,251	9,215
Professional services and other	8,652	4,723	18,876	9,486

Total cost of revenues	22,891	9,487	44,127	18,701

Gross profit	33,883	19,998	60,078	35,996

Operating expenses(1):
Sales and marketing	26,909	12,086	46,216	20,395
Research and development	9,272	2,361	15,315	4,246
General and administrative	6,819	3,282	13,246	5,962

Total operating expenses	43,000	17,729	74,777	30,603

Income (loss) from operations	(9,117)	2,269	(14,699)	5,393
Interest and other income (expense), net	41	65	533	317

Income (loss) before provision for (benefit from) income taxes	(9,076)	2,334	(14,166)	5,710
Provision for (benefit from) income taxes	(352)	298	198	683

Net income (loss)	$(8,724)	$2,036	$(14,364)	$5,027

Net income (loss) per share attributable to common stockholders:
Basic	$(0.32)	$0.02	$(0.55)	$0.05

Diluted	$(0.32)	$0.02	$(0.55)	$0.04

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	27,788,547	19,668,851	26,452,100	19,188,210

Diluted	27,788,547	29,584,225	26,452,100	28,933,574

Other comprehensive income (loss) before tax:
Foreign currency translation and remeasurement adjustments	$(468)	$(35)	$(536)	$193
Unrealized loss on investments	(17)	—	(17)	—
Provision for income taxes	—	48	60	48

Other comprehensive income (loss), net of tax	(485)	(83)	(613)	145

Comprehensive income (loss)	$(9,209)	$1,953	$(14,977)	$5,172

(1) Includes stock-based compensation as follows:

Cost of revenues:
Subscription	$706	$167	$1,238	$323
Professional services and other	277	42	469	80
Sales and marketing	2,482	285	3,953	573
Research and development	1,541	118	2,202	261
General and administrative	1,451	466	2,513	596

See accompanying notes to the condensed consolidated financial statements

SERVICENOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(14,364)	$5,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,873	970
Amortization of premium/discount	98	—
Amortization of deferred commissions	5,344	2,381
Stock-based compensation	10,375	1,833
Tax benefit from exercise of stock options	(257)	(21)
Deferred income taxes	(174)	—
(Gain) loss on disposal of property and equipment	(1)	60
Changes in operating assets and liabilities:
Accounts receivable	(2,723)	(7,131)
Deferred commissions	(13,076)	(3,388)
Prepaid expenses and other current assets (1)	5,203	(2,312)
Other assets	(1,956)	(220)
Accounts payable	963	1,099
Accrued expenses and other current liabilities	1,985	3,869
Deferred rent	(58)	3,236
Deferred revenue	26,786	21,358
Other long-term liabilities	—	(4)

Net cash provided by operating activities	23,018	26,757

Cash flows from investing activities:
Purchases of property and equipment	(20,226)	(6,676)
Purchases of investments	(23,919)	—
Sale of investments	1,025	—
Restricted cash	8	150

Net cash used in investing activities	(43,112)	(6,526)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,133	341
Proceeds from early exercise of stock options	1,024	643
Tax benefit from exercise of stock options	257	21
Net proceeds from issuance of common stock	17,848	—
Purchases of common stock and restricted stock from stockholders	(1,960)	—
Offering costs in connection with initial public offering	(1,164)	—

Net cash provided by financing activities	18,138	1,005

Foreign currency effect on cash	(650)	160

Net increase (decrease) in cash and cash equivalents	(2,606)	21,396
Cash at beginning of period	68,088	38,457

Cash and cash equivalents at end of period	$65,482	$59,853

Supplemental disclosures of other cash flow information:
Interest paid	$2	$4
Taxes paid	1,071	1,403
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$5,723	$756
Vesting of early exercised stock options	889	36
Accretion of preferred stock dividends and issuance costs	308	313
Deferred offering costs not yet paid	2,154	—

(1)	Includes $5.3 million payment received from the Company’s founder during the six months ended June 30, 2012. Refer to Note 8.

See accompanying notes to the condensed consolidated financial statements.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” “we,” “us,” the “Company,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Summary of Business and Significant Accounting Policies

Description of Business

ServiceNow is a leading provider of cloud-based services to automate enterprise Information Technology, or IT, operations. The Company’s service includes a suite of applications built on its proprietary platform that automates workflow and integrates related business processes. The Company focuses on transforming enterprise IT by automating and standardizing business processes and consolidating IT across the global enterprise. Organizations deploy the Company’s service to create a single system of record for enterprise IT, to lower operational costs and to enhance efficiency. Additionally, the Company’s customers use its extensible platform to build custom applications for automating activities unique to their business requirements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for other interim periods or for future years.

The Company recorded an out-of-period adjustment during the quarter ended June 30, 2012 to reflect the correction of an immaterial error related to software development costs of $0.7 million that was improperly capitalized during the quarter ended March 31, 2012. The correction of the error has no effect on the results of operations for the six months ended June 30, 2012.

The condensed consolidated balance sheet as of December 31, 2011 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Prospectus dated June 28, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ deficit are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ deficit.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue recognition, the determination of the provision for income taxes, loss contingencies and the fair value of stock awards.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

The Company derives its revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of fees which give customers access to the Company’s suite of on-demand applications, as well as access to its extensible platform to build custom applications. The Company’s contracts typically do not give the customer the right to take possession of the software supporting the solution. Professional services and other revenues consist of fees associated with the implementation and configuration of the Company’s service. Professional services and other revenues also include customer training and attendance fees for Knowledge, the Company’s annual user conference.

The Company commences revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of related fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Signed agreements are used as evidence of an arrangement. If a signed contract by the customer does not exist, the Company has historically used either a purchase order or a signed order form as evidence of an arrangement. In cases where both a signed contract and either a purchase order or signed order form exist, the Company considers the signed contract to be the final persuasive evidence of an arrangement.

Subscription revenues are recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company makes its service available to its customers. Once the service is available to customers, amounts that have been invoiced are recorded in accounts receivable and in deferred revenue. The Company’s professional services are priced either on a fixed-fee basis or on a time-and-materials basis. Professional services and other revenues are recognized as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, revenues and the associated costs are deferred until all acceptance criteria have been met.

The Company assesses collectibility based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If the Company determines collectibility is not reasonably assured, revenue recognition is deferred until collectibility becomes reasonably assured. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements do not include general rights of return.

The Company has multiple element arrangements comprised of subscription fees and professional services. The Company accounts for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The subscription service has standalone value as it is routinely sold separately by the Company. In determining whether professional services have standalone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. The Company’s professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, customers independently contract with third-party vendors to do the implementation and the Company regularly outsources implementation services to contracted third party vendors. As a result, the Company concluded professional services, including implementation and configuration services, have standalone value. The Company’s on-demand application is fully functional without any additional development, modification or customization. The Company provides customers access to its subscription service at the beginning of the contract term.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determines the selling price of each deliverable in the arrangement using the relative-selling price method based on the selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. The Company’s selling price for each unit of account is based on the BESP since VSOE and TPE are not available for its subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and pricing practices. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of account based on the relative-selling price. The method used to determine the BESP for the subscription service is consistent with the method used to determine prices for the Company’s services that are sold regularly on a standalone basis. In determining the appropriate pricing structure, the Company considers the extent of competitive pricing of similar products, marketing analyses and other feedback from analysts. The Company prices its subscription service based on the number of users with a defined process role, according to a tiered structure. The BESP for the subscription service is based upon the historical selling price of these deliverables. Prior to December 2011, the Company’s professional services were priced on a fixed-fee basis as a percentage of the subscription fee. The Company also prepared a standard build-up cost analysis to estimate the fixed fee for professional services based on the estimated level of effort to complete the professional services. If professional services were priced below the expected range due to discounting, fees allocated to professional services were limited to the amount not contingent upon the delivery of the Company’s subscription service. In December 2011, the Company began shifting its pricing model for professional services to a time-and-materials basis.

In limited circumstances, the Company grants certain customers the right to deploy its subscription service on the customers’ own servers without significantly penalty. The Company has analyzed all of the elements in these particular multiple element arrangements and determined it does not have sufficient VSOE of fair value to allocate revenue to its subscription service and professional services. The Company defers all revenue under the arrangement until the commencement of the subscription service and any associated professional services. Once the subscription service and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement.

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from the Company’s subscriptions and professional services and other described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual installments for its subscription service. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription license agreements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current portion of deferred revenue and the remaining portion is recorded as long-term.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s direct sales force and referral fees paid to independent third-parties. The commissions are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of comprehensive income (loss).

Fair Value Measurements

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. These financial instruments are stated at their respective carrying values, which approximate their fair values, due to their short-term nature.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a fair value hierarchy that is based on three levels of inputs, of which the first two are considered observable and the last unobservable. Assets and liabilities are classified as Level 1, 2 or 3 within the following fair value hierarchy:

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

Level 2—Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, such as interest rates, yield curves and foreign currency spot rates; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company’s cash and cash equivalents generally consist of investments in money market mutual funds and commercial paper. Cash and cash equivalents are stated at fair value.

Short-term Investments

Short-term investments consist of commercial paper, corporate notes and bonds and U.S. government agency securities. The Company classifies short-term investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are in accumulated other comprehensive income, a component of stockholders’ deficit. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest and other income (expense), net in the consolidated statements of comprehensive income (loss).

Accounts Receivable

The Company records trade accounts receivable at the net invoice value and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and writes off specific amounts if collectibility is no longer reasonably assured. As of June 30, 2012 and December 31, 2011, the Company’s allowance for doubtful accounts was not significant as the historical write-offs have not been significant.

Property and Equipment

Property and equipment are stated at cost, subject to review of impairment, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	3-5 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of the lease term or estimated useful life

When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operation expenses. Repairs and maintenance are charged to operations as incurred.

Capitalized Software Costs

Costs incurred to develop the Company’s internal administration, finance and accounting systems are capitalized during the application development stage and amortized over the software’s estimated useful life of three years. As of June 30, 2012 and 2011, the Company had capitalized $1.1 million and $0 in software development costs, respectively.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

The Company recognizes compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. The Company recognizes compensation expense related to shares issued pursuant to the employee stock purchase plan, or ESPP, on a straight-line basis over the offering period, which is generally six months. Compensation expense is recognized, net of forfeiture activity, estimated to be 4% annually.

The fair value of each stock option grant and stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options:
Expected volatility	54% - 55%	50% - 56%	54% - 57%	50% - 69%
Expected term (in years)	6.04	6.07	6.04	6.06
Risk-free interest rate	0.90% - 1.17%	1.71% - 2.23%	0.90% - 1.18%	1.69% - 2.67%
Dividend yield	— %	— %	— %	— %

Three and Six Months Ended
June 30, 2012
ESPP:
Expected volatility	41.58%
Expected term (in years)	0.58
Risk-free interest rate	0.16%
Dividend yield	—%

Net Income (loss) Per Share Attributable to Common Stockholders

The Company computes net income (loss) attributable to common stockholders using the two-class method required for participating securities. The Company’s convertible preferred stock and shares of common stock subject to repurchase resulting from the early exercise of stock options are considered to be participating securities since they contain nonforfeitable rights to dividends or dividend equivalents in the event the Company declares a dividend for common stock. In accordance with the two-class method, earnings allocated to these participating securities, are subtracted from net income after deducting preferred stock dividends and accretion to the redemption value of the Series A, Series B and Series C to determine total undistributed earnings to be allocated to common stockholders. The holders of the Company’s convertible preferred stock do not have a contractual obligation to share in the Company’s net losses and such shares are excluded from the computation of basic earnings per share in periods of net loss.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding common stock options, convertible preferred stock, restricted stock units, or RSUs, common stock subject to repurchase and ESPP obligations. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. In periods where the effect of the conversion of preferred stock is dilutive, net income (loss) attributable to common stockholders is adjusted by the associated preferred dividends and accretions. The effects of outstanding common stock options, convertible preferred stock, RSUs, common stock subject to repurchase and ESPP obligations are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to credit risk consist primarily of cash equivalents, restricted cash, short-term investments, and accounts receivable. The Company maintains cash, cash equivalents and short-term investments at financial institutions that management believes to have good credit ratings and represent minimal risk of loss of principal. Accounts located in the United States are secured by the Federal Deposit Insurance Corporation.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management reviews the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when the Company becomes aware of a specific customer’s inability to meet its financial obligation, and all collection efforts are exhausted. Credit risk arising from accounts receivable is mitigated due to the Company’s large number of customers and their dispersion across various industries. At June 30, 2012 and December 31, 2011, there were no customers that represented more than 10% of the accounts receivable balance. During the three and six months ended June 30, 2012 and 2011, there were no customers that individually exceeded 10% of the Company’s revenues.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

(2) Balance Sheet Account Details

Short-Term Investments

During the six months ended June 30, 2012, the Company purchased commercial paper, corporate notes and bonds and U.S. government agency securities, all with maturities of less than twelve months. The following is a summary of short-term investments at June 30, 2012 (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$5,993	$4	$(1)	$5,996
Corporate notes and bonds	14,781	3	(8)	14,776
U.S. government agency securities	2,023	—	—	2,023

Total available-for-sale securities	$22,797	$7	$(9)	$22,795

As of June 30, 2012, the Company had certain available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category (in thousands):

	June 30, 2012
	Fair Value	Gross Unrealized Losses
Commercial paper	$1,999	$(1)
Corporate notes and bonds	8,621	(8)

Total	$10,620	$(9)

For the six months ended June 30, 2012, gross realized gains were not significant and there were no gross realized losses as a result of sales of the Company’s securities.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment and software	$32,479	$16,586
Furniture and fixtures	1,969	1,755
Leasehold improvements	2,907	2,795
Construction in progress	6,470	3,740

	43,825	24,876
Less: accumulated depreciation	(8,373)	(4,181)

Total property and equipment, net	$35,452	$20,695

Construction in progress consists primarily of leasehold improvements and servers, networking equipment and storage infrastructure being provisioned in our new third-party data center hosting facilities. Depreciation expense for the three months ended June 30, 2012 and 2011 was $2.8 million and $0.6 million, respectively, and for the six months ended June 30, 2012 and 2011 was $4.9 million and $1.0 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Taxes payable	$2,734	$7,399
Bonuses and commissions	6,284	6,080
Accrued compensation	7,674	3,570
Accrued third-party professional services	2,165	1,919
Other employee expenses	2,404	1,809
Other	8,397	4,831

Total accrued expenses and other current liabilities	$29,658	$25,608

(3) Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$191	$—	$—	$191
Commercial paper	—	2,015	—	2,015
Short-term investments:
Commercial paper	—	5,996	—	5,996
Corporate notes and bonds	—	14,776	—	14,776
U.S. government agency securities	—	2,023	—	2,023

Total	$191	$24,810	$—	$25,001

The Company determines the fair value of its security holdings based on pricing from its service provider. The service provider values the securities based on “consensus pricing,” using market prices from a variety of industry standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

(4) Common Stock

The Company is authorized to issue 200,000,000 shares at June 30, 2012. Holders of common stock are not entitled to receive dividends unless declared by the board of directors.

On February 21, 2012, the Company issued and sold 1,750,980 shares of common stock at a price of $10.20 per share for gross proceeds of $17.9 million in a private placement with a new stockholder.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2012, the Company repurchased and subsequently cancelled 100,000 and 77,498 shares of common stock at a price of $10.00 and $11.50 per share, respectively, from former employees.

As of June 30, 2012, the Company had 28,987,013 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

June 30, 2012
Series A	20,000,000
Series B	32,323,904
Series C	7,868,848
Series D	30,643,032
Stock option plan:
Options outstanding	38,134,900
RSUs	1,032,304
Stock awards available for future grants:
2005 Stock Option Plan	—
2012 Equity Incentive Plan(1)	11,213,927
2012 Employee Stock Purchase Plan(1)	5,000,000

Total reserved shares of common stock for future issuance	146,216,915

(1)	Refer to Note 5 for a description of these plans.

Subsequent to June 30, 2012, the Company closed its initial public offering, or IPO, and issued 10,350,000 shares of common stock on July 5, 2012. Additionally, upon the closing of the IPO, all of the Company’s outstanding 10,462,877 shares of convertible preferred stock converted into an aggregate of 83,703,016 shares of its common stock. If the IPO had closed on June 30, 2012, the Company would have had 162,207,233 shares of common stock outstanding on a fully diluted basis taking into consideration the exercise of 38,134,900 outstanding options and settlement of 1,032,304 outstanding RSUs as of June 30, 2012. Refer to Note 11 for additional information regarding the Company’s IPO.

(5) Stock Awards

The Company has a 2005 Stock Option Plan, or 2005 Stock Plan, which provides for grants of stock awards, including options to purchase shares of the Company’s common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of June 30, 2012, the Company had 57,271,543 total shares of common stock reserved for issuance under the 2005 Stock Plan, which includes shares already issued under such plan and shares available for issuance pursuant to outstanding options and RSUs.

On April 27, 2012, the Company’s board of directors approved the 2012 Plan, and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP, which became effective on June 27, 2012 and June 28, 2012, respectively.

The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. As of June 30, 2012, the Company had 11,908,897 total shares of common stock reserved for issuance under the 2012 Plan. The number of shares of common stock reserved for issuance under the 2012 Plan will automatically increase on January 1 of each year, starting on January 1, 2013 and continuing through January 1, 2022, by up to 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year as determined by the Company’s board of directors.

The 2012 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees. As of June 30, 2012, the Company had 5,000,000 total shares of common stock reserved for issuance under the 2012 ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2013 through January 1, 2022, by up to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year.

Stock Options

The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors. Stock options granted under the 2005 Stock Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted to members of the Company’s board of directors and to existing employees generally vest in 48 equal monthly installments. Options granted to members of the Company’s board of directors starting in June 2012 generally vest in 36 equal monthly installments. Options granted generally are exercisable for a period of up to 10 years. Option holders under the 2005 Stock Plan can exercise

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

unvested options to acquire restricted stock. Upon termination of service, the Company has the right to repurchase at the original purchase price any unvested (but issued) shares of common stock. Shares of common stock purchased under the 2005 Stock Plan are subject to certain restrictions.

On September 9, 2011, the Company granted 275,808 stock options subject to performance-based vesting criteria to an executive officer. Vesting was contingent upon meeting certain board-approved financial performance targets over a period of one year ending June 30, 2012. As of June 30, 2012, the executive officer had achieved 98% of his target, resulting in 243,744 stock options eligible to vest. These stock options vest over a period of four years with 25% vesting one year from the date his requisite service period began and continue to vest monthly for each month of continued employment over the remaining three years. The Company recorded stock-based compensation expense of $0.7 million and $0.8 million related to this grant for the three and six months ended June 30, 2012, respectively, as part of sales and marketing expense on the condensed consolidated statements of comprehensive income (loss).

A summary of the stock option activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	39,601,640	$2.20
Granted	6,547,060	11.93
Exercised	(5,192,303)	0.61
Forfeited	(2,532,977)	2.62
Cancelled	(288,500)	1.82

Outstanding at June 30, 2012	38,134,900	$4.06	8.73 years	$783,334,667

Vested and expected to vest as of June 30, 2012	37,328,778	$4.02	8.72 years	$768,157,382

Vested and exercisable as of June 30, 2012	8,792,753	$1.37	7.37 years	$204,228,567

Aggregate intrinsic value represents the difference between the estimated fair value of the Company’s common stock, which was the closing price of $24.60 on June 29, 2012, and the exercise price of outstanding, in-the-money options.

As of June 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $74.4 million and the weighted-average remaining vesting period was 3.0 years.

The Company issued 263,970 and 453,243 shares of restricted stock during the six months ended June 30, 2012 and 2011, respectively, as a result of the cash exercise of unvested stock options under the 2005 Stock Plan. The proceeds initially are recorded as a liability from the early exercise of stock options and reclassified to common stock as the repurchase right lapses. The Company repurchased 2,084 unvested shares during the six months ended June 30, 2012. No unvested shares were repurchased during the six months ended June 30, 2011. A summary of the restricted stock activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	578,616	$1.21
Early exercised	263,970	2.38
Vested	(367,399)	1.30
Repurchased	(2,084)	0.11

Outstanding at June 30, 2012	473,103	$1.80

RSUs

RSUs granted under the 2005 Stock Plan and the 2012 Plan to new employees generally vest annually over a four-year period. During the six months ended June 30, 2012, the Company granted 1,032,304 RSUs. The weighted-average grant date fair value of the RSUs granted was $10.53 per share. As of June 30, 2012, all of the RSUs were unvested.

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $9.7 million and the weighted-average remaining vesting period was 3.68 years.

ESPP

The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As the current offering period is June 28, 2012 through January 31, 2013, no shares were issued under the 2012 ESPP during the six months ended June 30, 2012.

(6) Net Income (Loss) Per Share Attributable to Common Stockholders and Pro Forma Net Loss Per Share

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(8,724)	$2,036	$(14,364)	$5,027
Accretion of redeemable convertible preferred stock	(154)	(158)	(308)	(314)
Net income attributable to participating securities	—	(1,520)	—	(3,835)

Net income (loss) attributable to common stockholders - Basic	$(8,878)	$358	$(14,672)	$878

Undistributed earnings reallocated to participating securities	$—	$133	$—	$331

Net income (loss) attributable to common stockholders - Diluted	$(8,878)	$491	$(14,672)	$1,209

Denominator:
Weighted-average shares outstanding - Basic	27,788,547	19,668,851	26,452,100	19,188,210
Effect of potentially dilutive securities:
Common stock options	—	9,915,374	—	9,745,364

Weighted-average shares outstanding - Diluted	27,788,547	29,584,225	26,452,100	28,933,574

Net income (loss) per share attributable to common stockholders:
Basic	$(0.32)	$0.02	$(0.55)	$0.05

Diluted	$(0.32)	$0.02	$(0.55)	$0.04

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common stock options	38,134,900	7,390,998	38,134,900	5,527,537
Convertible preferred stock	83,703,016	83,703,016	83,703,016	83,703,016
Restricted stock units	1,032,304	—	1,032,304	—
Common stock subject to repurchase	473,103	302,842	473,103	168,487
ESPP obligations(1)	701,671	—	701,671	—

Total potentially dilutive securities	124,044,994	91,396,856	124,044,994	89,399,040

(1)	ESPP obligations for the three and six months ended June 30, 2012 represents an estimate, which includes the maximum employee contribution of 15% of each employee’s total compensation.

(7) Income Taxes

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

for the three and six months ended June 30, 2012 was 3.9% and (1.4%), respectively, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to a foreign tax differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes and California tax credits. During the three months ended June 30, 2012, we generated a loss in our operations, which decreased our effective income tax rate.

The Company’s effective tax rate for the three and six months ended June 30, 2011 was 12.0%, which was lower than the federal statutory tax rate of 34%. The lower tax rate was attributable to the benefit of federal and California research tax credits offset by state income taxes and a foreign tax differential.

(8) Related Party Transactions

As part of the Company’s sale of Series C and Series D preferred stock during the fiscal years ended June 30, 2010 and 2009, respectively, the Company repurchased and subsequently cancelled 24,348,848 shares of common stock from its founder. As of December 31, 2011, the Company had recorded a receivable of $5.3 million in prepaid expenses and other current assets representing withholding taxes that were subsequently paid to the Company by its founder on February 24, 2012. As of December 31, 2011, the Company also recorded an offsetting liability of $5.3 million for withholding taxes plus potential interest and penalties that may be imposed by the tax authorities. In April 2012, the Company paid $5.3 million to the tax authorities for these withholding taxes.

(9) Commitments and Contingencies

Leases

The Company leases managed and co-location facilities for data center capacity and office space under noncancellable operating lease agreements with various expiration dates. The data centers are located in the United States, the Netherlands, the United Kingdom, Switzerland, Canada, and Australia. Expenses at the co-location facilities consist primarily of space, power, cooling and ancillary services. The Company’s managed facilities include the same expenses as co-location facilities as well as expenses related to to leases of equipment, such as servers, networking equipment, and storage infrastructure. Rent expense associated with these facilities, included in cost of revenues, was $3.0 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $5.7 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively.

The Company is headquartered in San Diego, California and leases office space in the United States, the United Kingdom, Germany, Australia, the Netherlands, Canada, Denmark, France, Sweden, and Israel. Rent expense associated with these leases was $1.1 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, the Company relocated their headquarters and terminated a lease on a former premise. The termination fee of $0.7 million is included in rent expense for the six months ended June 30, 2011.

Annual future minimum payments under these operating leases were as follows as of June 30, 2012 (in thousands):

	Data Centers	Office Leases	Total
Fiscal Period:
Remaining six months of fiscal 2012	$5,625	$2,096	$7,721
Fiscal 2013	7,390	4,924	12,314
Fiscal 2014	4,635	4,266	8,901
Fiscal 2015	546	3,432	3,978
Fiscal 2016	—	3,448	3,448
Thereafter	—	10,507	10,507

Total minimum lease payments	$18,196	$28,673	$46,869

Legal Proceedings

From time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on the Company’s financial position, results

ServiceNow, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of operations or cash flows, except for those matters for which the Company has recorded a loss contingency. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when the amount of the loss can be reasonably estimated.

Generally, the Company’s subscription agreements require it to indemnify its customers for third-party intellectual property infringement claims. Any adverse determination related to intellectual property claims or litigation could prevent the Company from offering its service and adversely affect its financial condition and results of operations.

(10) Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America	$40,685	$22,977	$74,616	$41,414
Europe	14,016	5,492	25,893	11,400
Asia Pacific and other	2,073	1,016	3,696	1,883

Total revenues	$56,774	$29,485	$104,205	$54,697

Long-lived assets by geographic area were as follows (in thousands):

	June 30,
	2012	2011
North America	$26,375	$7,859
Europe	7,788	1,391
Asia Pacific and other	1,289	217

Total long-lived assets	$35,452	$9,467

(11) Subsequent Events

On July 5, 2012, the Company closed its IPO of 13,397,500 shares of common stock at an offering price of $18.00 per share. The offering included 10,350,000 shares sold and issued by the Company and 3,047,500 shares sold by the Company’s founder. The shares sold in the offering included 1,350,000 shares and 397,500 shares sold by the Company and its founder, respectively, pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $173.3 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $3.3 million. Upon the closing of the initial public offering, all of the Company’s outstanding 10,462,877 shares of convertible preferred stock converted into an aggregate of 83,703,016 shares of its common stock.

Additionally, on July 5, 2012, the Company filed its Restated Certificate of Incorporation increasing the number of shares the Company is authorized to issue to 600,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in the final prospectus for our IPO dated as of, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on June 29, 2012 (File No. 333-180486). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our final prospectus dated as of June 28, 2012. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

ServiceNow is a leading provider of cloud-based services to automate enterprise IT operations. Our service includes a suite of applications built on our proprietary platform that automates workflow and integrates related business processes. We focus on transforming enterprise IT by automating and standardizing business processes and consolidating IT across the global enterprise. Organizations deploy our service to create a single system of record for enterprise IT, to lower operational costs and to enhance efficiency. Additionally, our customers use our extensible platform to build custom applications for automating activities unique to their business requirements.

We offer our service under a Software-as-a-Service, or SaaS, business model. Our subscription fee includes the use of our service and our technical support and management of the hosting infrastructure. We provide a scaled pricing model based on the number of users, in which the subscription price per user decreases as the number of users increases. We generally bill our customers annually in advance. We generate sales through our direct sales team and indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training.

Many customers initially subscribe to our service to solve a specific and immediate problem. Once their problem is solved, many of our customers deploy additional applications as they become more familiar with our service and apply it to new IT processes. In addition, some customers adopt our platform to build applications that automate various processes for business uses outside of IT such as human resources, facilities and quality control management. A majority of our revenues come from large global enterprise customers. Our total customers grew 56% to 1,201 as of June 30, 2012 from 771 as of June 30, 2011.

We were founded in 2004 and entered into our first commercial contract in 2005. To date, we have funded our business primarily with cash flows from operations. We continue to invest in the development of our service, infrastructure and sales and marketing to drive long-term growth. In 2011, we significantly changed our executive management team. We hired a new Chief Executive Officer in May 2011, and our founder became Chief Product Officer. We subsequently hired additional key executives across our entire organization including our Chief Financial Officer, Chief Technology Officer, Senior Vice President Worldwide Sales and Services, Senior Vice President Engineering, Vice President Human Resources and Vice President Marketing. We increased our overall employee headcount to 882 as of June 30, 2012 from 375 as of June 30, 2011.

We have achieved significant revenue growth in recent periods. For the three months ended June 30, 2012 and 2011, our revenues grew 93% to $56.8 million from $29.5 million. We incurred a net loss of $8.7 million and generated net income of $2.0 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, our revenues grew 91% to $104.2 million from $54.7 million. We incurred a net loss of $14.4 million and generated net income of $5.0 million for the six months ended June 30, 2012 and 2011, respectively.

Key Factors Affecting Our Performance

Total customers. We believe total customers is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in and intend to continue to invest in our direct sales force, as well as to pursue additional partnerships within our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, each entity that has contracted for a separate production instance of our service is counted as a separate customer. Our total customers were 1,201 and 771 as of June 30, 2012 and 2011, respectively.

Investment in growth. We have aggressively invested, and intend to continue to invest, in expanding our operations, increasing our headcount and developing technology to support our growth. We expect our total operating expenses to increase in the foreseeable future, particularly as we continue to expand our sales and hosting operations. We continue to invest in our sales and marketing organization to drive additional revenues and support the growth of our customer base. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from customers that are due for renewal in the period and did not renew, divided by the total annual contract value from all customers due for renewal during the period. Annual contract value is equal to the first twelve months of expected subscription revenues under a contract. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 95% and 96% in the three and six months ended June 30, 2012, respectively, and 96% in the three and six months ended June 30, 2011.

Upsells. In order for us to continue to grow our business, it is important to generate additional revenue from existing customers. We believe there is significant opportunity to increase the number of subscriptions sold to current customers as customers become more familiar with our platform and adopt our applications to address additional business use cases. Our increase in subscriptions is driven by the increased number of users accessing our suite of on-demand applications, as well as our other enabling technologies, Discovery and Runbook Automation, that are separately licensed on a per server basis, We believe our ability to upsell is a key factor affecting our ability to further penetrate our existing customer base. We monitor upsells by measuring the annual contract value of upsells signed in the period as a percentage of our total annual contract value of all contracts signed in the period, including renewals. Upsells as a percentage of total annual contract value signed was 36% and 25% in the three months ended June 30, 2012 and 2011, respectively and 34% and 30% in the six months ended June 30, 2012 and 2011, respectively.

Investment in infrastructure. We intend to continue to make substantial investments in new equipment to support growth at our data centers and provide enhanced levels of service to our customers. We are transitioning from a managed service hosting model, where a third party manages most aspects of the operations of the hosting infrastructure, to a co-location model, where we have more direct control over the infrastructure and its operation. We are also investing in enhancements to our cloud architecture, which are designed to provide our customers with enhanced data reliability and availability. We expect to complete these two transitions in the second half of 2012. During the six months ended June 30, 2012, we purchased equipment for use in our data centers totaling $15.2 million and anticipate purchasing approximately $4.6 million during the second half of fiscal 2012. Actual capital expenditures during 2012 may fluctuate from this estimate due to unforeseen circumstances, such as changes to our customer growth rate or project delays.

Professional services model. We believe our investment in professional services facilitates the adoption of our subscription service. As a result, our sales efforts have been focused primarily on our subscription service, rather than the profitability of our professional services business. Historically, our pricing for professional services was predominantly on a fixed-fee basis and the cost of the time and materials incurred to complete these services was often greater than the amount charged to the customer. These factors contributed to our low and negative gross profit percentages from professional services and other of 13% and 0% for the three months ended June 30, 2012 and 2011, respectively, and (6) % and (9) % for the six months ended June 30, 2012 and 2011, respectively. The improvement in gross profit percentages was due in part to shifting our pricing model to a time-and-materials basis and pricing our services predominantly based on the anticipated cost of those services.

Platform adoption. Our service includes access to our suite of applications, as well as access to our platform to extend our suite of applications. Customers may also purchase use of the platform to develop custom applications. Though in the near term we expect our revenue growth to be primarily driven by the pace of adoption and penetration of our suite of applications, we are investing considerable resources to enhance the development capabilities of our platform. We believe the extensibility and simplicity of our platform, which is resulting in the rapid creation of customer-built applications, will enhance our ability to acquire new customers, increase renewals and increase upsells.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees which give customers access to our suite of on-demand applications, as well as access to our platform to build custom applications. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades offered during the subscription period. In addition, we offer two separately licensed enabling technologies, Discovery and Runbook Automation. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. We generally enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, with an average initial contract term of approximately 30 months. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform. Fees for subscription services are generally billed annually in advance.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. In addition, in some cases, we pay referral fees to third parties typically ranging from 10% to 20% of the first year’s annual contract value. These fees are included in sales and marketing expense.

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Other revenues include customer training and attendance and sponsorship fees for our Knowledge conferences. Historically, our pricing for professional services was predominantly on a fixed-fee basis. However, in December 2011, we began shifting our pricing model to a time-and-materials basis. Going forward, we anticipate the majority of our new business will be priced on a time-and-materials basis. Most of our professional services engagements span six to eight months. Historically, we billed for our fixed price professional services in two installments, with the first installment due up-front and the second installment due at either a specified future date (usually approximately three months from the contract start date) or upon completion of the services. In December 2011, we changed these billing practices to bill for our fixed price professional services in installments based on milestones related to the completion of specified projects or specified dates. Our time-and-materials professional services are generally billed monthly in arrears based on actual hours and expenses incurred. Typical payment terms provide our customers pay us within 30 days of invoice.

Overhead Allocation

Overhead associated with our facilities, IT costs and depreciation is allocated to our cost of revenues and operating expenses based on headcount.

Cost of Revenues

Subscription cost of revenues. Cost of subscription revenues primarily consists of expenses related to hosting our service and providing support. These expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; allocated overhead; and third-party referral fees.

Professional services and other cost of revenues. Cost of professional services and other revenues consists primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead.

Professional services associated with the implementation and configuration of our subscription service are performed directly by our services team, as well as by contracted third-party vendors. Fees paid up-front to our third-party vendors are deferred and amortized to cost of revenues as the professional services are delivered. Fees owed to our third-party vendors are accrued over the same requisite service period. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 18% and 38% for the three months ended June 30, 2012 and 2011, respectively, and 33% and 46% for the six months ended June 30, 2012 and 2011, respectively. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of the total professional services and other cost of revenues was 21% and 38% for the three months ended June 30, 2012 and 2011, respectively, and 31% and 42% for the six months ended June 30, 2012 and 2011, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Other costs included in this expense are marketing and promotional events, including our Knowledge conferences, online marketing, product marketing and allocated overhead.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation, and allocated overhead.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel and related costs for our executive, finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses and stock-based compensation; legal, accounting and other professional services fees; other corporate expenses; and allocated overhead.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets as of December 31, 2011. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our unaudited results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Subscription	$46,820	$24,776	$86,361	$46,000
Professional services and other	9,954	4,709	17,844	8,697

Total revenues	56,774	29,485	104,205	54,697

Cost of revenues(1):
Subscription	14,239	4,764	25,251	9,215
Professional services and other	8,652	4,723	18,876	9,486

Total cost of revenues	22,891	9,487	44,127	18,701

Gross profit	33,883	19,998	60,078	35,996

Operating expenses(1):
Sales and marketing	26,909	12,086	46,216	20,395
Research and development	9,272	2,361	15,315	4,246
General and administrative	6,819	3,282	13,246	5,962

Total operating expenses	43,000	17,729	74,777	30,603

Income (loss) from operations	(9,117)	2,269	(14,699)	5,393
Interest and other income (expense), net	41	65	533	317

Income (loss) before provision for income taxes	(9,076)	2,334	(14,166)	5,710
Provision for income taxes	(352)	298	198	683

Net income (loss)	$(8,724)	$2,036	$(14,364)	$5,027

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenues:
Subscription	$706	$167	$1,238	$323
Professional services and other	277	42	469	80
Sales and marketing	2,482	285	3,953	573
Research and development	1,541	118	2,202	261
General and administrative	1,451	466	2,513	596

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(as a percentage of total revenues)
Revenues:
Subscription	82%	84%	83%	84%
Professional services and other	18	16	17	16

Total revenues	100	100	100	100
Cost of revenues:
Subscription	25	16	24	17
Professional services and other	15	16	18	17

Total cost of revenues	40	32	42	34

Gross profit	60	68	58	66

Operating expenses:
Sales and marketing	47	41	44	37
Research and development	16	8	15	8
General and administrative	12	11	13	11

Total operating expenses	75	60	72	56

Income (loss) from operations	(15)	8	(14)	10
Interest and other income (expense), net	—	—	—	—

Income (loss) before provision for income taxes	(15)	8	(14)	10
Provision for income taxes	(1)	1	—	1

Net income (loss)	(14)%	7%	(14)%	9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues by geography
North America	$40,685	$22,977	$74,616	$41,414
Europe	14,016	5,492	25,893	11,400
Asia Pacific and other	2,073	1,016	3,696	1,883

Total revenues	$56,774	$29,485	$104,205	$54,697

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(as a percentage of total revenues)
Revenues by geography
North America	72%	78%	72%	76%
Europe	25	19	25	21
Asia Pacific and other	3	3	3	3

Total revenues	100%	100%	100%	100%

Comparison of the three months ended June 30, 2012 and 2011

Revenues

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Revenues:
Subscription	$46,820	$24,776	89%
Professional services and other	9,954	4,709	111%

Total revenues	$56,774	$29,485	93%

Percentage of revenues:
Subscription	82%	84%
Professional services and other	18%	16%

Total	100%	100%

Revenues increased $27.3 million, primarily due to the increase in subscription revenues of $22.0 million. Of the total increase in subscription revenues, 65% represented revenues from new customers acquired after June 30, 2011, and 35% represented revenues from existing customers at or prior to June 30, 2011. Our total customers increased 56% from June 30, 2011 to June 30, 2012. The average subscription revenues per customer increased 19% over this period primarily due to an increase in the number of subscriptions sold to existing customers.

Of the $22.0 million total increase in subscription revenues for the three months ended June 30, 2012, 87% represented sales to customers by our direct sales organization and 13% represented revenues from channel partners. Subscription revenues in North America represented 64% of the $22.0 million total increase in subscription revenues and 36% represented subscription revenues outside North America. During the three months ended June 30, 2012, we continued to increase our focus on international markets through the addition of new channel partners, the expansion of our direct sales organization and the opening of an additional sales and marketing office in Israel. We anticipate subscription revenues will continue to increase as we continue to grow our customer base and further expand into international markets.

The increase in professional services and other revenues of $5.2 million was primarily due to the growth in our customer base, additional revenues of $0.9 million associated with our annual Knowledge conference held in May 2012 and $0.8 million of revenues associated with acceptances received during the period. Revenues in North America represented 69% of the $5.2 million total increase in professional services and other revenues. Revenues outside North America represented 31% of the $5.2 million total increase in professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenues:
Subscription	$14,239	$4,764	199%
Professional services and other	8,652	4,723	83%

Total cost of revenues	$22,891	$9,487	141%

Gross profit percentage:
Subscription	70%	81%
Professional services and other	13%	—%

Total gross profit percentage	60%	68%

Gross profit	$33,883	$19,998	69%
Headcount (at period end):
Subscription	176	83	112%
Professional services and other	146	67	118%

Total headcount	322	150	115%

Cost of subscription revenues increased $9.5 million contributing to the decrease in our subscription gross profit percentage from 81% to 70%. The overall increase in cost of subscription revenues was primarily attributed to increased personnel-related costs of $4.8 million, consisting of increased employee compensation, benefits and travel costs of $4.3 million and additional stock-based compensation of $0.5 million. These personnel-related cost increases were driven by headcount growth. We expect personnel-related costs to continue to increase as we continue to hire employees in our cloud infrastructure and support organizations to meet our growing customer demands. In addition, hosting fees for our network infrastructure increased $1.5 million as we increased data center capacity to migrate customers from our managed service data centers to our co-location data centers and to support our customer growth. We also opened seven new data centers since June 30, 2011. At June 30, 2012, we delivered our service from nine data centers in North America and nine data centers internationally compared to six data centers in North America and five data centers internationally as of June 30, 2011. Additionally, outside services increased $0.6 million mostly due to costs incurred to enhance our data center security as we continue to invest in our data center growth. We expect to open two new data centers internationally by December 31, 2012. We expect to exit three of our managed services data centers in North America and four of our managed services data centers internationally by December 31, 2012. Depreciation expense also increased $1.9 million due to purchases of network infrastructure to support our new data centers and growth within our existing data centers, and accelerated depreciation of the assets located in our managed services data centers, which we commenced in the three months ended December 31, 2011 when we made the decision to exit these data centers by December 31, 2012. We expect depreciation expense to continue to increase as we purchase new equipment to support our new customers. We expect depreciation expense and hosting costs as a percentage of revenues will decrease in 2013 as we stop hosting customers in our managed services data centers.

By December 31, 2012, we plan on operating six data centers in North America and seven data centers internationally. We believe these data centers will enable us to provide our subscription service to our existing customers and accommodate anticipated growth. Accordingly, we anticipate capital expenditures on data center capacity as a percentage of revenues in 2013 will decrease compared to 2012. In 2013, we anticipate the substantial portion of our capital expenditures on data center capacity will be on new equipment within existing data centers to accommodate growth, which generally requires less capital expenditure than provisioning the equivalent capacity in a new data center. We may add additional data centers in future periods to accommodate growth, to expand into new geographies or to meet regulatory requirements.

We expect our subscription gross profit percentage to decrease to approximately 64% to 65% for each of the remaining quarters in 2012. In 2013 we anticipate our subscription gross profit percentage will increase following the exit of the redundant managed data centers and through better utilization of our existing data center capacity.

Cost of professional services and other revenues increased $3.9 million during the three months ended June 30, 2012 as compared to the same period in the prior year. The overall increase was primarily attributed to increased personnel-related costs of $3.4 million, consisting of increased employee compensation, benefits and travel costs of $3.2 million and additional stock-based compensation of $0.2 million, driven by headcount growth. In addition, outside services costs increased $0.3 million primarily due to additional fees paid to third parties to provide implementation services.

Our professional services and other gross profit percentage increased from 0% to 13%. The improved gross profit percentage was due in part to shifting our pricing model to a time-and-materials basis and pricing our services predominantly based on the anticipated cost of those services. Professional services and other revenues includes $2.0 million and $1.1 million for our annual Knowledge conference for the three months ended June 30, 2012 and 2011, respectively. Costs associated with the conference are included in sales and marketing expense. The conference contributed 22 percentage points and 30 percentage points to the professional services and other gross profit percentage for the three months ended June 30, 2012 and 2011, respectively. Excluding the effects of Knowledge, we expect our gross profit percentage from professional services and other to improve as we realize the benefits of the shift in our pricing model to primarily time and materials.

Sales and Marketing

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Sales and marketing	$26,909	$12,086	123%
Percentage of revenues	47%	41%
Headcount (at period end)	310	140	121%

Sales and marketing expenses increased $14.8 million due to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing increased 121% from June 30, 2011 to June 30, 2012, contributing to a $9.1 million increase in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our direct sales force of $6.9 million and additional stock-based compensation of $2.2 million. In addition, we incurred an increase of $2.8 million in marketing and event costs primarily attributable to our annual Knowledge conference, which experienced a 131% increase in attendance year-over-year. Commissions increased $2.2 million in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, which was directly attributable to increased revenues and changes made to our commissions plan.

We expect sales and marketing expenses to increase and continue to be our largest component of costs and expenses, as we continue to expand our direct sales teams, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Research and development	$9,272	$2,361	293%
Percentage of revenues	16%	8%
Headcount (at period end)	152	44	245%

Research and development expenses increased $6.9 million primarily due to increased personnel-related costs of $5.9 million, consisting of increased employee compensation, benefits and travel costs associated with our research and development team of $4.5 million and additional stock-based compensation of $1.4 million. Total headcount in research and development increased 245% from June 30, 2011 to June 30, 2012 as we upgraded and extended our service offerings and developed new technologies. Our development costs increased $0.8 million primarily due to an out-of-period adjustment recorded during the quarter to reflect the correction of an immaterial error related to software development costs of $0.7 million that were improperly capitalized during the quarter ended March 31, 2012.

We expect research and development expenses to increase as we improve the existing functionality of our service, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$6,819	$3,282	108%
Percentage of revenues	12%	11%
Headcount (at period end)	98	41	139%

General and administrative expenses increased $3.5 million primarily due to increased headcount. Personnel-related expenses increased $2.9 million, consisting of increased employee compensation, benefits and travel costs of $1.9 million and additional stock-based compensation of $1.0 million, as we added employees to support the growth of our business. Professional and outside service costs increased $0.8 million, comprised primarily of accounting fees related to our external audit and tax consulting fees associated with our international expansion.

We expect to incur higher general and administrative expenses as a result of both our growth and transition to a public company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We expect the continued expansion of our operations will also contribute to higher general and administrative expenses. In February 2012 we entered into a new lease for our corporate headquarters in San Diego to accommodate our current headcount in San Diego as well as our forecasted headcount growth. We are planning to exit our existing leased facilities in San Diego to occupy our new facility in August 2012. Our existing lease is for approximately 44,000 square feet of office space and the lease runs through January 31, 2019. We are currently evaluating options to sublease the space. We expect that we could potentially take a charge of up to $3.5 million dollars to abandon the lease when we exit the facility.

Interest and Other Income, net

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Interest and other income, net	$41	$65	(37)%
Percentage of revenues	—%	—%

Interest and other income, net, primarily consists of foreign currency transaction gains and losses. While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Provision for Income Taxes

	Three Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Income (loss) before income taxes	$(9,076)	$2,334	NM
Provision for (benefit from) income taxes	(352)	298	NM
Effective tax rate	4%	12%

The provision for income taxes decreased $0.7 million, primarily as a result of a loss in our operations, and a lower proportion of earnings in taxable jurisdictions in the three months ended June 30, 2012 compared to the same period in the prior year.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. In December 2011, we reorganized our international operations and established our non-U.S. headquarters in the Netherlands, which has an effective tax rate that is lower than the U.S. federal statutory rate. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign restructuring, we expect our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. The earnings of our foreign subsidiaries are considered to be permanently reinvested outside of the United States.

Comparison of the six months ended June 30, 2012 and 2011

Revenues

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Revenues:
Subscription	$86,361	$46,000	88%
Professional services and other	17,844	8,697	105%

Total revenues	$104,205	$54,697	91%

Percentage of revenues:
Subscription	83%	84%
Professional services and other	17%	16%

Total	100%	100%

Revenues increased $49.5 million, primarily due to the increase in subscription revenues of $40.4 million. Of the total increase in subscription revenues, 60% represented revenues from new customers acquired after June 30, 2011, and 40%

represented revenues from existing customers at or prior to June 30, 2011. Our total customers increased 56% from June 30, 2011 to June 30, 2012. The average subscription revenues per customer increased 8% over this period primarily due to an increase in the number of subscriptions sold to existing customers.

Of the $40.4 million total increase in subscription revenues for the six months ended June 30, 2012, 86% represented sales to customers by our direct sales organization and 14% represented revenues from channel partners. Subscription revenues in North America represented 67% of the $40.4 million total increase in subscription revenues and 33% represented subscription revenues outside North America. During the six months ended June 30, 2012, we continued to increase our focus on international markets through the addition of new channel partners and expansion of our direct sales organization, and the opening of an additional sales and marketing office in Sweden and Israel.

The increase in professional services and other revenues of $9.1 million was primarily due to the growth in our customer base, $3.0 million of revenues associated with acceptances received during the period and additional revenues of $0.9 million associated with our Knowledge conference held in May 2012. Revenues in North America represented 69% of the $9.1 million total increase in professional services and other revenues. Revenues outside North America represented 31% of the $9.1 million total increase in professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenues:
Subscription	$25,251	$9,215	174%
Professional services and other	18,876	9,486	99%

Total cost of revenues	$44,127	$18,701	136%

Gross profit percentage:
Subscription	71%	80%
Professional services and other	(6%)	(9%)

Total gross profit percentage	58%	66%

Gross profit	$60,078	$35,996	67%
Headcount (at period end):
Subscription	176	83	112%
Professional services and other	146	67	118%

Total headcount	322	150	115%

Cost of subscription revenues increased $16.0 million resulting in a decrease in our subscription gross profit percentage from 80% to 71%. The overall increase in cost of subscription revenues was primarily attributed to increased personnel-related costs of $8.0 million, consisting of increased employee compensation, benefits and travel costs of $7.1 million and additional stock-based compensation of $0.9 million. These personnel-related cost increases were driven by headcount growth from 83 at June 30, 2011 to 176 at June 30, 2012. In addition, hosting fees for our network infrastructure increased $3.0 million as we increased data center capacity to migrate customers from our managed service data centers to our co-location data centers and to support our customer growth. Depreciation expense also increased $3.3 million due to purchases of network infrastructure to support our new data centers and growth within our existing data centers, and accelerated depreciation of the assets located in our managed services data centers, which we commenced in the three months ended December 31, 2011 when we made the decision to exit these data centers by December 31, 2012.

Cost of professional services and other revenues increased $9.4 million. The overall increase in cost of professional services and other revenues was primarily attributed to increased personnel-related costs of $6.6 million, consisting of increased employee compensation, benefits and travel costs of $6.2 million and additional stock-based compensation of $0.4 million. The increased personnel-related costs were driven by headcount growth from 67 at June 30, 2011 to 146 at June 30, 2012. In addition, outside services costs increased $2.5 million primarily due to additional fees paid to third parties to provide implementation services.

Our professional services and other gross profit percentage increased from (9)% to (6)%. The improved gross profit percentage was due in part to shifting our pricing model to a time-and-materials basis and pricing our services predominantly based on the anticipated cost of those services. Additionally, professional services and other revenues includes $2.0 million and $1.1 million for our annual Knowledge conference for the six months ended June 30, 2012 and 2011, respectively. Costs associated with the conference are included in sales and marketing expense. The conference contributed 13 percentage points and 16 percentage points to the professional services and other gross profit percentage for the six months ended June 30, 2012 and 2011, respectively.

Total headcount associated with cost of revenues increased 115% from June 30, 2011 to June 30, 2012 as we invested in additional resources to continue to support our subscription service and further develop our professional services group.

Sales and Marketing

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Sales and marketing	$46,216	$20,395	127%
Percentage of revenues	44%	37%
Headcount (at period end)	310	140	121%

Sales and marketing expenses increased $25.8 million due to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing increased 121% from June 30, 2011 to June 30, 2012, contributing to a $17.8 million increase in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our direct sales force of $14.4 million, and additional stock-based compensation of $3.4 million. In addition, we incurred an increase of $3.0 million in marketing and event costs primarily attributable to our annual Knowledge conference, which experienced a 131% increase in attendance year-over-year. Commissions increased $3.9 million in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 directly attributable to increased revenues and changes made to our commissions plan.

Research and Development

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Research and development	$15,315	$4,246	261%
Percentage of revenues	15%	8%
Headcount (at period end)	152	44	245%

Research and development expenses increased $11.1 million primarily due to increased personnel-related costs of $10.3 million, consisting of increased employee compensation, benefits and travel costs associated with our research and development team of $8.4 million and additional stock-based compensation of $1.9 million. Total headcount in research and development increased 245% from June 30, 2011 to June 30, 2012 as we upgraded and extended our service offerings and developed new technologies.

General and Administrative

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$13,246	$5,962	122%
Percentage of revenues	13%	11%
Headcount (at period end)	98	41	139%

General and administrative expenses increased $7.3 million primarily due to increased headcount of 139% from June 30, 2011 to June 30, 2012. Personnel-related expenses increased $5.4 million, consisting of increased employee compensation, benefits and travel costs of $3.5 million and additional stock-based compensation of $1.9 million, as we added employees to support the growth of our business. Professional and outside service costs increased $1.9 million, comprised primarily of accounting fees related to our external audit and tax consulting fees associated with our international expansion.

Interest and Other Income, net

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Interest and other income, net	$533	$317	68%
Percentage of revenues	—%	—%

Interest and other income, net, primarily consists of foreign currency transaction gains and losses. The increase of $0.2 million is primarily due to unrealized gains on amounts invoiced to customers that are denominated in British pounds and Euros as the U.S. dollar weakened over the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Provision for Income Taxes

	Six Months Ended June 30,
	2012	2011	% Change
	(dollars in thousands)
Income (loss) before income taxes	$(14,166)	$5,710	NM
Provision for income taxes	198	683	(71%)
Effective tax rate	(1)%	12%

The provision for income taxes decreased $0.5 million, primarily as a result of a loss in our operations, and a lower proportion of earnings in taxable jurisdictions in the six months ended June 30, 2012 compared to the same period in the prior year.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$23,018	$26,757
Net cash used in investing activities	(43,112)	(6,526)
Net cash provided by financing activities	18,138	1,005
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates on cash	(2,606)	21,396

To date, we have funded our business primarily with cash flows from operating activities. At June 30, 2012, we had $65.5 million in cash and cash equivalents, of which $12.9 million represented cash located overseas. We also had $22.8 million in short-term investments consisting of commercial paper, corporate debt securities and U.S. government agency securities.

Our historical cash flows from operating activities have been significantly impacted by customer billings and payment terms, as well as operating expenses related to sales and marketing, our cloud infrastructure, professional services, and research and development.

Based on our current level of operations and anticipated growth, we believe our current cash and cash equivalents, cash flows from operating activities and our net proceeds from our initial public offering, which closed directly subsequent to quarter-end, will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances.

Our primary short-term needs for cash, which are subject to change, include expenditures related to the growth of our cloud infrastructure, including the addition and expansion of data centers, and the acquisition of fixed assets to accommodate our growth. We made capital expenditures of $20.2 million in the six months ended June 30, 2012 and anticipate making capital expenditures of approximately $25.0 million during the remainder of fiscal 2012 primarily related to investments in leasehold improvements and furniture related to the expansion of our office facilities, the expansion of our IT infrastructure and equipment for use in our data centers.

Our short-term needs for cash also include expenditures related to:

•	the growth of our sales and marketing and professional services efforts;

•

support of our sales and marketing efforts related to our current and future services and applications, including expansion of our direct sales force and support resources both in the United States and abroad;

•	the continued advancement of research and development; and

•	the expansion needs of our facilities, including costs of leasing additional facilities.

To the extent existing cash and cash equivalents and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or use our cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, cloud infrastructure, professional services, and research and development, which may require the use of proceeds from our initial public offering.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2012 reflected our net loss of $14.4 million, adjusted by non-cash charges including $10.4 million for stock-based compensation, $5.3 million for the amortization of deferred commissions and $4.9 million for depreciation, and changes in our working capital. The fluctuations in our working capital were primarily attributed to an increase of $26.8 million in deferred revenue, $2.0 million increase in accrued liabilities, $1.0 million increase in accounts payable and a decrease of $5.2 million in prepaid expenses and other current assets, partially offset by a $2.7 million increase in accounts receivable, $13.1 million increase in deferred commissions, and $2.0 million increase in other assets. The increases in deferred revenue, deferred commissions and accounts receivable were primarily due to increased sales in the six months ended June 30, 2012. The increase in accrued liabilities and other assets was primarily due to offering costs in connection with our initial public offering. The increase in accounts payable is due to the growth of our business and increased headcount of 46% during the six months ended June 30, 2012. The decrease in prepaid expenses and other current assets was due to the settlement of the founder’s outstanding receivable for withholding taxes associated with the sale of Series C and Series D preferred stock.

Net cash provided by operating activities in the six months ended June 30, 2011 reflected our net income of $5.0 million, adjusted by non-cash charges including $1.8 million for stock-based compensation, $2.4 million for the amortization of deferred commissions, and changes in our working capital. The fluctuations in our working capital were primarily attributed to an increase of $21.4 million in deferred revenue, $3.2 million increase in deferred rent, $3.9 million increase in accrued liabilities and $1.1 million increase in accounts payable, partially offset by an increase of $7.1 million in accounts receivable, $3.4 million increase in deferred commissions, and $2.3 million increase in prepaid expenses and other current assets. The increase in deferred revenue, accounts receivable, and deferred commissions was primarily due to increased sales. The increase in deferred rent, accrued liabilities, accounts payable and prepaid expenses was primarily due to the growth of our business, increased headcount and the resulting move of our San Diego headquarters to a new building during the period. Our total headcount increased 50% during the six months ended June 30, 2011.

Investing Activities

In the six months ended June 30, 2012, cash used in investing activities was primarily attributable to the purchase of $23.9 million in short-term investments and cash paid for capital expenditures of $20.2 million primarily related to the purchase of servers, networking equipment and storage infrastructure to support the expansion of our data centers.

In the six months ended June 30, 2011, our investing activities primarily consisted of capital expenditures related to the purchase of servers, networking equipment and storage infrastructure to support the expansion of our data centers and tenant improvements associated with the growth of our office facilities.

Financing Activities

In the six months ended June 30, 2012, cash provided by financing activities primarily consisted of $17.9 million in gross proceeds from the issuance of 1,750,980 shares of common stock at a price of $10.20 per share through a private placement with a new stockholder and $3.1 million in proceeds from the issuance of common stock through the exercise of employee stock options. These increases in cash were slightly offset by purchases of common stock and restricted stock from stockholders of $1.9 million and cash paid for offering costs in connection with our IPO of $1.2 million.

In the six months ended June, 2011, cash provided by financing activities primarily consisted of $1.0 million in proceeds from the issuance of common stock through the exercise of employee stock options.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our known contractual obligations as of June 30, 2012, aggregated by type:

	Payments Due by Period(1)
	Data Centers(2)	Facilities Space(3)	Total
	(in thousands)
Fiscal Period:
Remaining six months of fiscal 2012	$5,625	$2,096	$7,721
Fiscal 2013	7,390	4,924	12,314
Fiscal 2014	4,635	4,266	8,901
Fiscal 2015	546	3,432	3,978
Fiscal 2016	—	3,448	3,448
Thereafter	—	10,507	10,507

Total operating leases	$18,196	$28,673	$46,869

(1)	Excluded from the table is our liability recorded for uncertain tax positions of $0.9 million, excluding interest and penalties, at June 30, 2012.
(2)	Operating leases for data centers represent our principal commitment for co-location facilities for data center capacity.
(3)	Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2011 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.

We believe the estimates, assumptions and judgments involved in revenue recognition, deferred commissions, stock-based compensation, including historical common stock valuations, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Prospectus dated June 28, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Canadian dollar, Swiss franc, and Australian dollar. Revenues outside of North America as a percentage of revenue was 24%, and 28%, during the six months ended June 31, 2011 and 2012, respectively. Changes in exchange rates may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized foreign currency gains of $0.3 million and $0.4 million in the six months ended June 30, 2011 and 2012, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

Interest Rate Sensitivity

In February 2012, we began investing a portion of our cash in corporate debt securities. The primary objectives of our investment activities are the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business and Industry

We have a limited history of operating profits, did not generate a profit in the three and six months ended June 30, 2012, and may not achieve or maintain profitability in the future.

We have not been consistently profitable on a quarterly or annual basis. Although we had net income for the three and six months ended June 30, 2011, we experienced net losses of $8.7 million and $14.4 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2012, our accumulated deficit was $82.5 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or return to profitability in the future. Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, and as a result, we do not expect to be profitable for the remainder of 2012. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We have experienced rapid growth in recent periods. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We continue to experience rapid growth in our customer base and have significantly expanded our operations during the last several years. In particular, we are aggressively investing in: significant expansion of our cloud infrastructure and associated service capacity; our global sales, marketing and operations activities and personnel; and additional office facility lease commitments and administrative employees. Our employee headcount has increased to 882 as of June 30, 2012 from 375 as of June 30, 2011, and we plan on adding over 284 employees during the remainder of 2012. We signed new leases for a larger corporate headquarters in San Diego in February 2012 and additional office space in San Jose in April 2012 and are currently seeking to further expand our San Jose, London and Amsterdam offices. In addition, we hired new senior management in 2011 and 2012. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. For instance, in 2012 we plan to implement a new financial enterprise resource planning system to help manage our future growth. If we fail to efficiently expand our sales force, operations or IT and financial systems, or if we fail to implement or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing service, develop new applications, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, as our operating expenses increase in anticipation of the growth of our business, if such growth does not meet our expectations, our financial results likely would be harmed.

Defects or disruptions in our service could diminish demand for our service and subject us to substantial liability.

Like many Internet-based SaaS companies, we provide frequent incremental releases of product updates and functional enhancements. Such new versions frequently contain undetected errors when first introduced or released. We have from time to time found defects in our service, and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, elect not to renew, make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, require us to increase our warranty provisions, or incur the expense or risk of litigation. Further, if we are unable to meet the stated service level commitments we have guaranteed to our customers or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future service. We do not carry insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service.

Interruptions or delays in service from our third-party data center facilities could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center facilities, operated by several different providers, located around the world, with the largest located in Boston, San Jose, Washington, D.C., London and Amsterdam. Any damage to, or failure of, our systems could result in interruptions in our service. As we continue to add data centers and capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in interruptions in our service. Impairment of or interruptions in our service may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. For example, our third-party data center facility in London was subjected to a distributed denial of service attack in January 2012 that prevented some of our customers hosted in that data center from using our service intermittently for a period of about three hours. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data.

Our transition from third-party hosted data centers to our own managed co-location facilities is expensive and complex, will result in a negative impact on our near-term cash flows and may negatively impact our financial results.

We have made and will continue to make substantial investments in new equipment to support growth at our data centers and provide enhanced levels of service to our customers. First, we are transitioning from a managed service hosting model, where a third party manages most aspects of the operations, to a co-location model, where we will have more direct control over the hosting infrastructure and its operation. Second, we are investing in enhancements to our cloud architecture, which are designed to provide our customers with enhanced data reliability and reduced potential service disruptions. We have experienced and continue to anticipate a negative impact on our margins in the near term as we accelerate depreciation on certain assets from our managed service hosting data centers and incur additional rent expenses as we complete this transition. However, when the transition is completed, and as our data centers scale with our anticipated customer growth, we expect an improvement in our margins in the long-term. We expect to complete these two transitions in the second half of 2012. For purchases of equipment for use in our data centers, we made capital expenditures of $15.2 million in the three months ended June 30, 2012 and anticipate making significant capital expenditures during the remainder of fiscal 2012. If it takes longer than we expect to complete this transition, the negative impact on our operating results would likely exceed our initial expectations, particularly if the scope of the project grows and we deploy additional resources, purchase additional equipment, or hire additional personnel to complete the project. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also harm our margins and operating results.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our service may be perceived as not being secure, customers may curtail or stop using our service, and we may incur significant liabilities.

Our operations involve the storage and transmission of our customers’ confidential information, and security breaches, computer malware and computer hacking attacks could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. While we have administrative, technical, and physical security measures in place, and try to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures, if our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, including personally identifiable information regarding users, our reputation will be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

If the market for our technology delivery model and SaaS develops more slowly than we expect, our growth may slow or stall, and our operating results would be harmed.

Use of SaaS applications to manage and automate enterprise IT is at an early stage. We do not know whether the trend of adoption of enterprise SaaS solutions we have experienced in the past will continue in the future. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. Furthermore, some organizations, particularly large enterprises upon which we are dependent, have been reluctant or unwilling to use SaaS because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS solutions as a whole, including our service, will be negatively impacted. If the adoption of SaaS solutions does not continue, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for enterprise IT operations management solutions is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry in some segments. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our service and new market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from in-house solutions, large integrated systems vendors and smaller companies with point solutions including SaaS offerings. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation, all of which are much larger and have substantially more financial resources than we do, and have the operating flexibility to bundle competing products and services with other software offerings, or offer them at a low price as part of a larger sale. In addition, many of our competitors offer SaaS solutions and may make acquisitions of businesses or assets that improve their service offerings. Further, other established SaaS providers not currently operating in enterprise IT operations management may expand their services to compete with our service. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships and major distribution agreements with consultants, system integrators and resellers. In addition, some competitors may offer software that addresses one or a limited number of enterprise IT operation functions at lower prices or with greater depth than our service. Moreover, as we expand the scope of our service, we may face additional competition from platform and application development vendors. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Because our sales efforts are targeted at large enterprise customers, we face longer sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our substantial upfront sales investments do not result in sufficient sales, our operating results could be harmed.

We target our sales efforts at large enterprises, which we define as companies with over $750 million in revenues and a minimum of 200 IT employees. For instance, we derived approximately 12% of our revenues from large enterprise customers in the financial services industry for both the three and six months ended June 30, 2012. Because our large enterprise customers are often making an enterprise-wide decision to deploy our service, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Large enterprises often undertake a prolonged evaluation of our service, including whether the customer needs professional services performed by us or a third party for its unique IT and business process needs, and a comparison of our service to products offered by our competitors. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our service widely enough across their organization to justify our substantial upfront investment. It is possible in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and expand into functional areas outside of the traditional ITIL processes. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized users to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot assure you that our customers will renew subscriptions with a similar contract period or with the same or a greater number of authorized users. Although our renewal rates have been historically high, some of our customers have elected not to renew their agreements with us and we cannot accurately predict renewal rates. Moreover, in some cases, some of our customers have the right to cancel their agreements prior to the expiration of the term.

Our renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our subscription service, our professional services, our customer support, our prices, the prices of competing solutions, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. Our future success also depends in part on our ability to sell more subscriptions and additional professional services to our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or fail to purchase additional professional services, our revenues may decline, and we may not realize improved operating results from our customer base.

If we are not able to develop enhancements and new applications that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

Our ability to attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing service and to introduce new services. In order to grow our business, we must develop a service that reflects future updates to the ITIL framework and extends beyond the ITIL framework into other areas of enterprise IT operations management. The success of any enhancement or new service depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new service that we develop may not be introduced in a timely or cost-effective manner, contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully develop new applications or enhance our existing service to meet customer requirements, our business and operating results will be harmed.

Because we designed our service to be provided over the Internet, we need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication and database technologies and standards. If we are unable to respond in a timely manner to these rapid technological developments and standards changes in a cost-effective manner, our service may become less marketable and less competitive or obsolete and our operating results may be harmed.

We may not timely and effectively scale and adapt our existing technology to meet the performance and other requirements of our large global enterprise customers.

Our future growth is dependent upon our ability to continue to meet the expanding needs of our large enterprise customers as their use of our service grows. As these customers gain more experience with our service, the number of users and transactions managed by our service, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the number of processes and systems managed by our service on behalf of these customers have in some cases, and may in the future, expand rapidly. In order to ensure that we meet the performance and other requirements of these large enterprise customers, we intend to continue to make significant investments to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. To the extent that we do not effectively scale our service and operations to maintain performance as our customers expand their use of our service, our business and operating results may be harmed.

If we fail to integrate our service with a variety of operating systems, software applications and hardware that are developed by others, our service may become less marketable and less competitive or obsolete, and our operating results would be harmed.

Our service must integrate with a variety of network, hardware and software platforms, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our service to operate effectively with future infrastructure platforms and technologies could reduce the demand for our service, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes in a cost-effective manner, our service may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals within the enterprise are utilizing mobile devices to access the Internet and corporate resources and to conduct business. If we cannot effectively make our service available on these mobile devices and offer the information services and functionality required by enterprises that widely use mobile devices, we may experience difficulty attracting and retaining customers.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our service.

Increasing our customer base and achieving broader market acceptance of our service will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From June 30, 2011 to June 30, 2012, our sales and marketing organization increased from 140 to 310 employees. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of expansion in our sales force, we cannot predict whether or to what extent our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

Our current management team is new and if we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Each of our executive officers either joined us recently or has taken on a new role in the organization. These changes in our executive management team may be disruptive to our business. Our success depends substantially upon the continued services of this new group of executive officers, particularly Frank Slootman, our Chief Executive Officer, who joined us in May 2011, and Frederic B. Luddy, our founder and Chief Product Officer, who are critical to our vision, strategic direction, culture, services and technology. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Our executive officers are generally employed on an at-will basis, which means that our executive officers could terminate their employment with us at any time. The loss of one or more of our executive officers or the failure by our executive team to effectively work with our employees and lead our company could harm our business.

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud infrastructure engineers in San Diego, San Jose, Seattle, London and Amsterdam, our primary operating locations, is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the number of new employees added;

•	the rate of expansion and productivity of our sales force;

•	changes in the relative and absolute levels of professional services we provide;

•	the cost, timing and management effort for the development of new services;

•	the length of the sales cycle for our service;

•	changes in our pricing policies whether initiated by us or as a result of competition;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	significant security breaches, technical difficulties or interruptions with our service;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in foreign currency exchange rates;

•	changes in effective tax rates;

•	general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customers’ purchasing decision, or reduce the value of new subscription contracts, or affect renewal rates;

•

changes in deferred revenue balances due to the seasonal nature of our customer invoicing, changes in the average duration of our customer agreements, the rate of renewals and the rate of new business growth;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their vesting schedules.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We expect our revenue growth rate to decline, and as our costs increase, we may not be able to generate sufficient revenue to sustain our profitability over the long term.

From the year ended June 30, 2009 to the year ended June 30, 2011, our revenues grew from $19.3 million to $92.6 million, which represents a compounded annual growth rate of 119%. We expect that, in the future, as our revenues increase to higher levels our revenue growth rate will decline. However, we may not be able to generate sufficient revenues to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•

our technology infrastructure, including migrating from a managed hosting model to co-location facilities, enhancements to our cloud architecture and hiring of additional employees for our research and development team;

•	software development, including investments in our software development team, the development of new features and the improvement of the scalability, availability and security of our service;

•	sales and marketing, including a significant expansion of our direct sales organization;

•	international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenues or growth in our business. If we fail to continue to grow our revenues and overall business, our operating results and business would be harmed.

Because we recognize revenues from our subscription service over the subscription term, downturns or upturns in new sales will not be immediately reflected in our operating results.

We generally recognize revenues from customers ratably over the terms of their subscriptions, which on average are approximately 30 months in duration for initial contract terms, although terms can range from 12 to 120 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

If we are unable to successfully manage the growth of our professional services business and improve our profit margin from these services, our operating results will be harmed.

Our professional services business, which performs implementation and configuration of our subscription service for our customers, has grown as our revenues from subscriptions have grown. We believe our investment in professional services facilitates the adoption of our subscription service. As a result, our sales efforts have been focused primarily on our subscription service, rather than the profitability of our professional services business. Historically, our pricing for professional services was predominantly on a fixed-fee basis and the cost of the time and materials incurred to complete these services were greater than the amount charged to the customer. These factors contributed to our low and negative gross profit percentages from professional services and other of 13% and 0% for the three months ended June 30, 2012 and 2011, respectively and (6)% and (9)% for the six months ended June 30, 2012 and 2011, respectively. In the future, we intend to price our professional services based on the anticipated cost of those services and, as a result, expect to improve the gross profit percentage of our professional services business. If we are unable to successfully transition to a time-and-materials based pricing model and manage the growth of our professional services business, our operating results, including our profit margins, will be harmed. In addition, the shift to this new pricing model may cause our sales cycle to lengthen.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may receive claims that our applications and underlying technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our service, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our service or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation, whether or not legitimately or successfully asserted against us, which could include royalty payments in connection with any such litigation and to obtain licenses, modify our service or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Such disputes could also disrupt our service, causing an adverse impact to our customer satisfaction and related renewal rates.

Our use of “open source” software could harm our ability to sell our service and subject us to possible litigation.

A significant portion of the technologies licensed or developed by us incorporate so-called “open source” software, and we may incorporate open source software into other services in the future. We attempt to monitor our use of open source software in an effort to avoid subjecting our service to conditions we do not intend; however, there can be no assurance that our efforts have been or will be successful. There is little or no legal precedent governing the interpretation of the terms of open source licenses, and therefore the potential impact of these terms on our business is uncertain and enforcement of these terms may result in unanticipated obligations regarding our service and technologies. For example, depending on which open source license governs open source software included within our service or technologies, we may be subjected to conditions requiring us to offer our service to users at no cost; make available the source code for modifications and derivative works based upon, incorporating or using the open source software; and license such modifications or derivative works under the terms of the particular open source license.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations, we could be subject to significant damages or be enjoined from the distribution of our service. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop solutions that are similar to or better than our service.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of copyright, trade secret and other intellectual property laws and confidentiality procedures to protect our proprietary rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have only recently begun to develop a strategy to seek, and may be unable to obtain, patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We may be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In particular, we depend on a limited number of third parties to provide a majority of our implementation services. Our strategy is to work with third parties to increase the breadth of capability and the depth of capacity for delivery of these services to our customers.

We intend to expand our relationships with third parties, such as implementation partners, systems integrators and managed services providers. Identifying these and other partners, and negotiating and documenting relationships with them, require significant time and resources. Our agreements with partners are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing solutions. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their solutions or to prevent or reduce subscriptions to our service either by disrupting our relationship with existing customers or by limiting our ability to win new customers. In addition, global economic conditions could harm the businesses of our partners, and it is possible that they may not be able to devote the additional resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in greater customer usage of our service or increased revenues.

If a customer is not satisfied with the quality of work performed by us or a third party, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our professional services could damage our ability to obtain additional revenues from that customer or prospective customers.

Sales to customers outside North America expose us to risks inherent in international sales.

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 28% and 22% of our total revenues for the three months ended June 30, 2012 and 2011, respectively, and 28% and 24% for the six months ended June 30, 2012 and 2011, respectively, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. The risks and challenges inherent with international sales include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	differing laws and business practices, which may favor local competitors;

•	longer sales cycles;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	treatment of revenues from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	foreign currency fluctuations and controls;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	regional economic conditions; and

•	regional political conditions.

Any of these factors could negatively impact our business and results of operations.

We face exposure to foreign currency exchange rate fluctuations.

We conduct significant transactions, including intercompany transactions, in currencies other than the United States dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the United States dollar can affect our revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions, which may remain challenging for the foreseeable future. Global financial developments seemingly unrelated to us or the IT industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

Changes in laws, regulations and standards related to the Internet may cause our business to suffer.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in this area. For instance, we believe increased regulation is likely in the area of data privacy, and changing laws, regulations and standards applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet, commerce conducted via the Internet or validation that particular processes follow the latest standards. These changes could limit the viability of Internet-based services such as ours. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

Unanticipated changes in our effective tax rate could harm our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of SaaS-based companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our service to our customers, and could decrease demand for our service. The majority of our research and development activities, corporate headquarters, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be harmed in the event of a major earthquake or catastrophic event.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year starting with June 30, 2013, we could cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company and our management will have to devote substantial time to public company communications and compliance obligations.

As a public company and particularly after we cease to be an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and our stock exchange, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers.

If we do not remediate material weaknesses in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Prior to our initial public offering, we were a private company and historically had limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. This lack of adequate accounting resources contributed to audit adjustments to our financial statements in the past.

In connection with our preparation of the financial statements for the year ended June 30, 2011 and the six months ended December 31, 2011, our independent registered public accounting firm identified control deficiencies in our internal control that constituted material weaknesses. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses our independent registered public accounting firm identified related to the design and operation of policies and procedures for accounting and reporting control processes, performance of account review and analysis, the development and review of complex judgments and estimates, the preparation of the provision for income taxes and the identification, communication and accounting of significant contracts and agreements. These material weaknesses, which contributed to multiple audit adjustments, primarily resulted from our failure to maintain a sufficient number of personnel with an appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles, or GAAP.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. During the six months ended December 31, 2011, we hired a new Chief Financial Officer, a new Vice President of Finance and several new finance and accounting managers which significantly increases our finance and accounting team’s experience in GAAP and financial reporting for publicly traded companies. In September 2011, we engaged a third-party tax firm and in February 2012, we hired a Senior Manager of Internal Audit. In March 2012, we hired a Vice President of Tax to assist with the accounting for income taxes and review of complex tax accounting matters. In addition, we expect to retain consultants to advise us on making further improvements to our internal controls related to these accounting areas. We believe that these additional resources enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to further enhance our financial review procedures, including both the accounting processes for income taxes and significant contracts and agreements.

We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2013, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

A portion of our revenues are generated by sales to government entities and heavily regulated organizations, which are subject to a number of challenges and risks.

A portion of our sales are to governmental agencies. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our service. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government and highly regulated entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. Due to the additional requirements of the U.S. federal government, we are in the process of establishing data centers that are compliant with the Federal Information Security Management Act. The additional costs associated with providing our service to government and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our service to them and to grow or maintain our customer base.

We may acquire or invest in companies, which may divert our management’s attention, result in additional dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such investments or acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.83 to $24.75, through June 30, 2012. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Factors affecting the market price of our common stock include:

•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward-looking statements related to future revenues and earnings per share;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software or network problems, security breaches, or other man-made or natural disasters;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the size of our market float; and

•	any other factors discussed herein.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of July 31, 2012, our directors, officers and principal stockholders beneficially owned approximately 77% of our outstanding voting stock, including approximately 45% controlled by persons affiliated with JMI Equity. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

All of our officers and directors and the holders of substantially all of our capital stock are subject to lock-up agreements with the underwriters in our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from June 28, 2012. The lock-up agreements limit the number of shares of common stock that may be sold. Subject to certain limitations, approximately 106,188,790 shares will become eligible for sale upon expiration of the 180-day lock-up period and 2,450,980 shares will become eligible for sale on February 21, 2013 upon expiration of a separate lock-up agreement with certain stockholders. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the 180-day lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Provisions in our restated certificate of incorporation and restated bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our restated certificate of incorporation and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our restated bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we granted stock options to purchase 2,894,250 shares of our common stock at a weighted-average exercise price of $13.65 per share and restricted stock units covering 30,644 shares to our employees under our 2005 Stock Option Plan and options to purchase 693,310 shares of our common stock at a weighted-average exercise price of $18.00 per share and restricted stock units covering 1,660 shares to our employees and members of our Board of Directors under our 2012 Equity Incentive Plan. During such period, we issued and sold an aggregate of 1,479,841 shares of our common stock to employees and former employees at a weighted-average exercise price of $0.65 per share pursuant to exercises of options granted under our 2005 Stock Option Plan.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-180486) relating to our IPO was declared effective by the SEC on June 28, 2012, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Citigroup Global Markets, Inc. and Deutsche Bank Securities Inc. acted as book running managers for the offering, and Barclays Capital Inc., Credit Suisse Securities (USA) LLC, UBS Securities LLC, Pacific Crest Securities LLC and Wells Fargo Securities, LLC acted as co-managers of the offering.

The securities registered were 11,650,000 shares of common stock (2,650,000 shares of which were held before our IPO by certain of our stockholders), plus 1,747,500 additional shares to cover the underwriters' over-allotment option (397,500 of which were held before our IPO by certain of our stockholders). The aggregate public offering price of the offering amount registered, including shares to cover the underwriters' over-allotment option, was $241.2 million. On July 5, 2012 we closed the IPO in which we sold 10,350,000 shares of our common stock and the selling stockholders sold 3,047,500 shares of our common stock. The shares sold and issued in the IPO included the underwriters’ full exercise of their over-allotment option. All sales were at the IPO price of $18.00 per share, for an aggregate offering price of $186.3 million for the shares sold by us, and $54.9 million for the shares sold by the selling stockholders, making the aggregate offering price of the amount sold $241.2 million.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting discounts and commissions — $16,880,850

•	Other expenses — approximately $3,318,000

•	Total expenses — approximately $20,198,850

The other expenses and total expenses provided above are estimates. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to our affiliates. None of such payments were direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $169.9 million.

The principal purposes of the IPO were to create a public market for our common stock, obtain additional capital, facilitate our future access to the public equity markets, increase awareness of our company among potential customers and improve our competitive position. While we have no specific plans at this time, we may use some of the proceeds from the IPO to make additions to and expand our data center operations, and to build out our office facilities. We also intend to use the net proceeds to us from the IPO for working capital and other general corporate purposes. Additionally, we may choose to expand our current business through acquisitions of, or investments in, other businesses, products or technologies, using cash or shares of our common stock. However, we have no commitments with respect to any such acquisitions or investments at this time.

As of June 30, 2012, we had not used any of the proceeds from the IPO. Pending the use of proceeds from the IPO, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. Our management has broad discretion in the application of the net proceeds from the IPO and investors will be relying on the judgment of our management regarding the application of the proceeds.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

3.1	Restated Certificate of Incorporation					X

3.2	Form of Restated Bylaws of the Registrant	S-1	333- 180486	May 4, 2012	3.4

10.1	2012 Equity Incentive plan and Forms of Stock Option Award Agreement, Restricted Stock Agreement, Stock Appreciation Right Award Agreement and Restricted Stock Unit Award Agreement thereunder	S-1	333- 180486	May 4, 2012	10.3

10.2	2012 Employee Stock Purchase Plan and form of Subscription Agreement thereunder	S-1	333- 180486	May 4, 2012	10.4

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document.	X

101.SCH**	XBRL Taxonomy Extension Schema Document.	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange,
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on August 10, 2012.

SERVICENOW, INC.

By:	/s/ Frank Slootman
Frank Slootman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli Chief Financial Officer (Principal Financial and Accounting Officer)