Form 10-Q
period 2012-09-30
ServiceNow, Inc.
filed 2012-10-31
CIK 1373715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-35580

ServiceNow, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2056195
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4810 Eastgate Mall San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 720-0477

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2012, there were 123,391,232 shares of the Registrant’s common stock outstanding.

SERVICENOW, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SERVICENOW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,976	$68,088
Restricted cash	37	45
Short-term investments	139,485	—
Accounts receivable, net	55,924	44,860
Current portion of deferred commissions	12,236	6,087
Prepaid expenses and other current assets	5,675	9,883
Current portion of deferred tax assets	1,544	1,544

Total current assets	331,877	130,507
Deferred commissions, less current portion	9,734	4,597
Property and equipment, net	39,086	20,695
Other assets	1,507	524

Total assets	$382,204	$156,323

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,680	$9,411
Accrued expenses and other current liabilities	32,038	25,608
Current portion of deferred revenue	128,970	91,087
Current portion of deferred rent	—	455

Total current liabilities	166,688	126,561
Deferred revenue, less current portion	18,976	13,549
Deferred rent, less current portion	433	2,935
Other long-term liabilities	4,839	2,532

Total liabilities	190,936	145,577

Convertible preferred stock	—	68,172
Stockholders’ equity (deficit):
Common stock	123	22
Additional paid-in capital	286,376	9,793
Accumulated other comprehensive income	326	899
Accumulated deficit	(95,557)	(68,140)

Total stockholders’ equity (deficit)	191,268	(57,426)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$382,204	$156,323

See accompanying notes to the condensed consolidated financial statements.

SERVICENOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Subscription	$55,279	$30,331	$141,640	$76,331
Professional services and other	9,066	3,866	26,910	12,563

Total revenues	64,345	34,197	168,550	88,894

Cost of revenues(1):
Subscription	17,931	6,323	43,182	15,538
Professional services and other	9,643	5,609	28,519	15,095

Total cost of revenues	27,574	11,932	71,701	30,633

Gross profit	36,771	22,265	96,849	58,261

Operating expenses(1):
Sales and marketing	28,140	13,980	74,356	34,375
Research and development	10,783	2,757	26,098	7,003
General and administrative	11,195	4,509	24,441	10,471

Total operating expenses	50,118	21,246	124,895	51,849

Income (loss) from operations	(13,347)	1,019	(28,046)	6,412
Interest and other income (expense), net	615	(729)	1,148	(412)

Income (loss) before provision for income taxes	(12,732)	290	(26,898)	6,000
Provision for income taxes	321	169	519	852

Net income (loss)	$(13,053)	$121	$(27,417)	$5,148

Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$—	$(0.49)	$0.05

Diluted	$(0.11)	$—	$(0.49)	$0.04

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	117,698,005	20,693,359	57,089,411	19,695,440

Diluted	117,698,005	32,126,535	57,089,411	30,612,539

Other comprehensive income (loss) before tax:
Foreign currency translation and remeasurement adjustments	$57	$246	$(479)	$439
Unrealized loss on short-term investments	(17)	—	(34)	—
Provision for income taxes	—	—	60	48

Other comprehensive income (loss), net of tax	40	246	(573)	391

Comprehensive income (loss)	$(13,013)	$367	$(27,990)	$5,539

(1) Includes stock-based compensation as follows:

Cost of revenues:
Subscription	$1,276	$201	$2,514	$524
Professional services and other	495	71	964	151
Sales and marketing	2,899	800	6,852	1,373
Research and development	1,919	263	4,121	524
General and administrative	1,624	1,056	4,137	1,652

See accompanying notes to the condensed consolidated financial statements

SERVICENOW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$(27,417)	$5,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,842	1,794
Amortization of premiums on short-term investments, net	594	—
Amortization of deferred commissions	9,264	3,942
Stock-based compensation	18,588	4,224
Tax benefit from exercise of stock options	(533)	(21)
Bad debt expense	148	—
(Gain) loss on disposal of property and equipment	(1)	60
Lease abandonment costs	2,922	—
Changes in operating assets and liabilities:
Accounts receivable	(11,065)	(7,768)
Deferred commissions	(20,525)	(6,419)
Prepaid expenses and other current assets(1)	4,242	(2,092)
Other assets	(35)	(268)
Accounts payable	(106)	1,866
Accrued expenses and other current liabilities	4,644	4,239
Deferred rent	(2,957)	3,153
Deferred revenue	43,081	28,589
Other long-term liabilities	2,409	(6)

Net cash provided by operating activities	32,095	36,441

Cash flows from investing activities:
Purchases of property and equipment	(32,156)	(9,193)
Purchases of short-term investments	(146,922)	—
Sale of short-term investments	1,025	—
Maturities of short-term investments	5,800	—
Restricted cash	8	150

Net cash used in investing activities	(172,245)	(9,043)

Cash flows from financing activities:
Net proceeds from initial public offering	169,799	—
Proceeds from exercise of stock options	2,349	1,309
Proceeds from early exercise of stock options	1,024	1,457
Tax benefit from exercise of stock options	533	21
Net proceeds from issuance of common stock	17,848	—
Purchases of common stock and restricted stock from stockholders	(1,960)	—

Net cash provided by financing activities	189,593	2,787

Foreign currency effect on cash and cash equivalents	(555)	394

Net increase in cash and cash equivalents	48,888	30,579
Cash at beginning of period	68,088	38,457

Cash and cash equivalents at end of period	$116,976	$69,036

Supplemental disclosures of other cash flow information:
Interest paid	$3	$4
Taxes paid	1,241	1,758
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$3,768	$1,785
Vesting of early exercised stock options	1,287	109
Accretion of preferred stock dividends and issuance costs	308	471
Deferred offering costs not yet paid	15	—

(1)	Includes $5.3 million payment received from the Company’s founder during the nine months ended September 30, 2012. Refer to Note 8.

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

Initial Public Offering

On July 5, 2012, the Company closed its initial public offering of 13,397,500 shares of common stock at an offering price of $18.00 per share. The offering included 10,350,000 shares sold and issued by the Company and 3,047,500 shares sold by the Company’s founder. The shares sold in the offering included 1,350,000 shares and 397,500 shares sold by the Company and its founder, respectively, pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $173.3 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $3.5 million.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2011 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Prospectus dated June 28, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue recognition, reserves for trade accounts receivable, useful lives of fixed assets, certain accrued liabilities including the Company’s facility exit obligation, the determination of the provision for income taxes, the fair value of stock awards and loss contingencies.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity (deficit) are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit).

Revenue Recognition

The Company derives its revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of fees which give customers access to the Company’s suite of on-demand applications, as well as access to its extensible platform to build custom applications. The Company’s contracts typically do not give the customer the right to take possession of the software supporting the solution. Professional services and other revenues consist of fees associated with the implementation and configuration of the Company’s service. Professional services and other revenues also include customer training and attendance and sponsorship fees for Knowledge, the Company’s annual user conference.

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

In limited circumstances, the Company grants certain customers the right to deploy its subscription service on the customers’ own servers without significant penalty. The Company has analyzed all of the elements in these particular multiple element arrangements and determined it does not have sufficient VSOE of fair value to allocate revenue to its subscription service and professional services. The Company defers all revenue under the arrangement until the commencement of the subscription service and any associated professional services. Once the subscription service and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement.

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from the Company’s subscriptions and professional services and other described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual installments for its subscription service. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription service agreements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current portion of deferred revenue and the remaining portion is recorded as long-term.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s direct sales force and referral fees paid to independent third-parties. The commissions are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the condensed consolidated statements of comprehensive income (loss).

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

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

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

Short-term Investments

Short-term investments consist of commercial paper, corporate notes and bonds and U.S. government agency securities. The Company classifies short-term investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are in accumulated other comprehensive income, a component of stockholders’ equity (deficit). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

Accounts Receivable

The Company records trade accounts receivable at the net invoice value and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves for specific amounts if collectibility is no longer reasonably assured.

Property and Equipment

Property and equipment, net, are stated at cost, subject to review of impairment, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	3-5 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of the lease term or estimated useful life

When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expenses. Repairs and maintenance are charged to operations as incurred.

Capitalized Software Costs

Costs incurred to develop the Company’s internal administration, finance and accounting systems are capitalized during the application development stage and amortized over the software’s estimated useful life of three years. As of September 30, 2012 and 2011, the Company had capitalized $2.3 million and $0 in software development costs, respectively.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations or periods during the lease term where rent is not required, the Company records the total rent payable on a straight-line basis over the term of the lease but excludes lease extension periods. The difference between rent payments and straight-line rent expense is recorded as deferred rent in the condensed consolidated balance sheets. Deferred rent that will be recognized during the succeeding 12-month period is recorded as the current portion of deferred rent and the remainder is recorded as long-term deferred rent.

During the nine months ended September 30, 2012, the Company relocated its San Diego office to another facility in San Diego. As part of this move, the Company incurred $2.9 million in lease abandonment costs, which primarily consists of a loss on disposal of assets of $2.7 million and a cease-use loss of $0.2 million, recorded upon vacating its prior facility in August 2012. As of September 30, 2012, the Company recorded a corresponding facility exit obligation of $3.0 million, of which $0.6 million is classified as current and included in accrued liabilities on the condensed consolidated balance sheet and the remaining $2.4 million is recorded as other long-term liabilities. The lease on the Company’s prior facility does not expire until 2019. The cease-use loss was calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and estimated lease incentives. The key assumptions used in the Company’s discounted cash flow model include the amount and timing of estimated sublease rental receipts, and a credit-adjusted, risk-free discount rate of 5.08%. Over the course of the remaining lease term of the former facility, additional lease abandonment costs will be recorded due to the accretion on the facility exit obligation and adjustments that may arise from changes in estimates for the sublease rental receipts. The lease abandonment costs are included in general and administrative expense on the Company’s condensed consolidated statement of comprehensive income (loss).

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

The fair value of each stock option grant and stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options:
Expected volatility	54%	57% - 69%	54% - 57%	50% - 69%
Expected term (in years)	6.05	5.66	6.05	5.83
Risk-free interest rate	0.87% - 0.93%	0.00% - 3.03%	0.87% - 1.18%	0.00% - 3.03%
Dividend yield	— %	— %	— %	— %

Three and Nine Months Ended
September 30, 2012
ESPP:
Expected volatility	42%
Expected term (in years)	0.58
Risk-free interest rate	0.16%
Dividend yield	—%

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company computes net income (loss) attributable to common stockholders using the two-class method required for participating securities. The Company considers its convertible preferred stock that was outstanding prior to the close of its initial public offering and shares of common stock subject to repurchase resulting from the early exercise of stock options to be participating securities since they contain nonforfeitable rights to dividends or dividend equivalents in the event the Company declares a dividend for common stock. In accordance with the two-class method, earnings allocated to these participating securities, are subtracted from net income after deducting preferred stock dividends and accretion to the redemption value of the Series A, Series B and Series C to determine total undistributed earnings to be allocated to common stockholders. The holders of the Company’s convertible preferred stock did not have a contractual obligation to share in the Company’s net losses and such shares were excluded from the computation of basic earnings per share in periods of net loss.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding common stock options, convertible preferred stock, RSUs, common stock subject to repurchase and ESPP obligations. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. In periods where the effect of the conversion of preferred stock is dilutive, net income (loss) attributable to common stockholders is adjusted by the associated preferred dividends and accretions. The effects of outstanding common stock options, convertible preferred stock, RSUs, common stock subject to repurchase and ESPP obligations are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to credit risk consist primarily of cash equivalents, restricted cash, short-term investments and accounts receivable. The Company maintains cash, cash equivalents and short-term investments at financial institutions that management believes to have good credit ratings and represent minimal risk of loss of principal. Accounts located in the United States are secured by the Federal Deposit Insurance Corporation.

Credit risk arising from accounts receivable is mitigated due to the Company’s large number of customers and their dispersion across various industries. At September 30, 2012 and December 31, 2011, there were no customers that represented more than 10% of the accounts receivable balance. During the three and nine months ended September 30, 2012 and 2011, there were no customers that individually exceeded 10% of the Company’s revenues.

Management reviews the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when the Company becomes aware of a specific customer’s inability to meet its financial obligation, and all collection efforts are exhausted. As of December 31, 2011, there was no allowance for doubtful accounts as historical write-offs had not been significant. The following table presents the changes in the allowance for doubtful accounts as of September 30, 2012 (in thousands):

September 30, 2012
Balance at December 31, 2011	$—
Add: bad debt expense	160
Less: recoveries	(12)

Balance at end of period	$148

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

(2) Balance Sheet Account Details

Short-term Investments

During the nine months ended September 30, 2012, the Company purchased commercial paper, corporate notes and bonds and U.S. government agency securities, all with maturities of less than twelve months. The following is a summary of short-term investments at September 30, 2012 (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$36,659	$1	$(12)	$36,648
Corporate notes and bonds	100,806	30	(22)	100,814
U.S. government agency securities	2,022	1	—	2,023

Total available-for-sale securities	$139,487	$32	$(34)	$139,485

As of September 30, 2012, the Company had certain available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There was no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment category (in thousands):

	September 30, 2012
	Fair Value	Gross Unrealized Losses
Commercial paper	$34,908	$(12)
Corporate notes and bonds	65,782	(22)

Total	$100,690	$(34)

Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2012, gross realized gains and losses on sales of the Company’s available-for-sale securities were immaterial.

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment and software	$41,919	$16,586
Furniture and fixtures	3,017	1,755
Leasehold improvements	815	2,795
Construction in progress	4,955	3,740

	50,706	24,876
Less: accumulated depreciation	(11,620)	(4,181)

Total property and equipment, net	$39,086	$20,695

Construction in progress consists primarily of leasehold improvements and servers, networking equipment and storage infrastructure being provisioned in the Company’s new third-party data center hosting facilities. Depreciation expense for the three months ended September 30, 2012 and 2011 was $3.9 million and $0.8 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $8.8 million and $1.8 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Taxes payable	$3,376	$7,399
Bonuses and commissions	6,710	6,080
Accrued compensation	5,895	3,570
Accrued third-party professional services	2,141	1,919
Other employee expenses	5,447	1,809
Current portion of facility exit obligation	597	—
Other	7,872	4,831

Total accrued expenses and other current liabilities	$32,038	$25,608

(3) Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,309	$—	$—	$35,309
Commercial paper	—	40,932	—	40,932
Short-term investments:
Commercial paper	—	36,648	—	36,648
Corporate notes and bonds	—	100,814	—	100,814
U.S. government agency securities	—	2,023	—	2,023

Total	$35,309	$180,417	$—	$215,726

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

(4) Common Stock

The Company is authorized to issue 600,000,000 shares of common stock and 10,000,000 shares of preferred stock at September 30, 2012. Holders of common stock are not entitled to receive dividends unless declared by the board of directors.

On February 21, 2012, the Company issued and sold 1,750,980 shares of common stock at a price of $10.20 per share for gross proceeds of $17.9 million in a private placement with a new stockholder.

During the nine months ended September 30, 2012, the Company repurchased and subsequently cancelled 100,000 and 77,498 shares of common stock at a price of $10.00 and $11.50 per share, respectively, from former employees.

As of September 30, 2012, the Company had 123,371,566 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2012
Stock option plan:
Options outstanding	37,279,442
RSUs	1,134,851
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	11,635,301
2012 Employee Stock Purchase Plan(1)	5,000,000

Total reserved shares of common stock for future issuance	55,049,594

(1)	Refer to Note 5 for a description of these plans.

(5) Stock Awards

The Company has a 2005 Stock Option Plan, or 2005 Stock Plan, which provides for grants of stock awards, including options to purchase shares of the Company’s common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of September 30, 2012, the Company had 56,231,262 total shares of common stock reserved for issuance under the 2005 Stock Plan, which includes shares already issued under such plan and shares available for issuance pursuant to outstanding options and RSUs.

On April 27, 2012, the Company’s board of directors approved the 2012 Plan, and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP, which became effective on June 27, 2012 and June 28, 2012, respectively.

The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. As of September 30, 2012, the Company had 12,949,178 total shares of common stock reserved for issuance under the 2012 Plan. The number of shares of common stock reserved for issuance under the 2012 Plan will automatically increase on January 1 of each year, starting on January 1, 2013 and continuing through January 1, 2022, by up to 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year as determined by the Company’s board of directors.

The 2012 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees. As of September 30, 2012, the Company had 5,000,000 total shares of common stock reserved for issuance under the 2012 ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2013 through January 1, 2022, by up to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year.

Stock Options

The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the Company’s board of directors or, for those stock options issued subsequent to the Company’s IPO, the closing price of its common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under the 2005 Stock Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted to members of the Company’s board of directors and to employees who have previously been granted options generally vest in 48 equal monthly installments. Options that were granted to members of the Company’s board of directors in June 2012 vest in 3 equal annual installments. Options granted generally are exercisable for a period of up to 10 years. Option holders under the 2005 Stock Plan can exercise unvested options to acquire restricted stock. Upon termination of service, the Company has the right to repurchase at the original purchase price any unvested (but issued) shares of common stock. Shares of common stock purchased under the 2005 Stock Plan are subject to certain restrictions.

On September 9, 2011, the Company granted 275,808 stock options subject to performance-based vesting criteria to an executive officer. Vesting was contingent upon meeting certain board-approved financial performance targets over a period of one year ending June 30, 2012. As of June 30, 2012, the executive officer had achieved 98% of his target, resulting in 243,744 stock options eligible to vest. These stock options vest over a period of four years with 25% vesting one year from the date his requisite service period began and continue to vest monthly for each month of continued employment over the remaining three years. The Company recorded stock-based compensation expense of $0.3 million and $1.1 million related to this grant for the three and nine months ended September 30, 2012, respectively, as part of sales and marketing expense on the condensed consolidated statements of comprehensive income (loss).

A summary of the stock option activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	39,601,640	$2.20
Granted	7,085,680	13.48
Exercised	(5,523,840)	0.61
Forfeited	(3,543,871)	3.22
Cancelled	(340,167)	1.90

Outstanding at September 30, 2012	37,279,442	$4.48	8.51 years	$1,274,895,101

Vested and expected to vest as of September 30, 2012	36,593,833	$4.43	8.50 years	$1,253,278,350

Vested and exercisable as of September 30, 2012	11,607,655	$1.77	7.58 years	$428,488,416

Aggregate intrinsic value represents the difference between the estimated fair value of the Company’s common stock, which was the closing price of $38.68 on September 28, 2012, and the exercise price of outstanding, in-the-money options.

As of September 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $75.3 million and the weighted-average remaining vesting period was 2.82 years.

Under the Company’s 2005 Stock Plan, shares of restricted stock are issued as a result of the cash exercise of unvested stock options. The proceeds initially are recorded as a liability from the early exercise of stock options and reclassified to common stock as the repurchase right lapses. A summary of the restricted stock activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	578,616	$1.21
Early exercised	263,970	2.38
Vested	(491,337)	1.50
Repurchased	(2,084)	0.11

Outstanding at September 30, 2012	349,165	$1.69

RSUs

RSUs granted under the 2005 Stock Plan and the 2012 Plan to new employees generally vest annually over a four-year period. During the nine months ended September 30, 2012, the Company granted 1,135,611 RSUs. The weighted-average grant date fair value of the RSUs granted was $12.71 per share. The aggregate grant date fair value was $14.4 million which is expected to be recognized over four years. As of September 30, 2012, all of the RSUs were unvested.

The Company recognized compensation expense of $1.4 million related to RSUs for the nine months ended September 30, 2012. As of September 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $9.7 million and the weighted-average remaining vesting period was 3.49 years.

ESPP

The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As the current offering period is June 28, 2012 through January 31, 2013, no shares were issued under the 2012 ESPP during the nine months ended September 30, 2012.

(6) Net Income (Loss) Per Share Attributable to Common Stockholders

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(13,053)	$121	$(27,417)	$5,148
Accretion of redeemable convertible preferred stock	0	(157)	(308)	(471)
Net income attributable to participating securities	—	—	—	(3,788)

Net income (loss) attributable to common stockholders - Basic	$(13,053)	$(36)	$(27,725)	$889

Undistributed earnings reallocated to participating securities	$—	$26	$—	$361

Net income (loss) attributable to common stockholders - Diluted	$(13,053)	$(10)	$(27,725)	$1,250

Denominator:
Weighted-average shares outstanding - Basic	117,698,005	20,693,359	57,089,411	19,695,440
Effect of potentially dilutive securities:
Common stock options	—	11,433,176	—	10,917,099

Weighted-average shares outstanding - Diluted	117,698,005	32,126,535	57,089,411	30,612,539

Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$—	$(0.49)	$0.05

Diluted	$(0.11)	$—	$(0.49)	$0.04

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common stock options	37,279,442	14,246,439	37,279,442	8,548,888
Convertible preferred stock	—	83,703,016	—	83,703,016
Restricted stock units	1,134,851	—	1,134,851	—
Common stock subject to repurchase	349,165	524,167	349,165	288,350
ESPP obligations	468,704	—	468,704	—

Total potentially dilutive securities	39,232,162	98,473,622	39,232,162	92,540,254

(7) Income Taxes

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate for the three and nine months ended September 30, 2012 was (3)% and (2)%, respectively, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to a foreign tax differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes and California tax credits. During the three months ended September 30, 2012, the Company generated a loss from operations, which decreased its effective income tax rate.

The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 58% and 14%, respectively. The higher tax rate than the federal statutory rate is primarily due to state and foreign income taxes, and the lower tax rate was attributable to the benefit of federal and California research tax credits offset by income taxes and a foreign tax differential.

The Company record liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years.

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

(9) Commitments and Contingencies

Leases

The Company leases managed and co-location facilities for data center capacity and office space under noncancellable operating lease agreements with various expiration dates. The data centers are located in the United States, the Netherlands, the United Kingdom, Switzerland, Canada, and Australia. Expenses at the co-location facilities consist primarily of space, power, cooling and ancillary services. The Company’s managed facilities include the same expenses as co-location facilities as well as expenses related to leases of equipment, such as servers, networking equipment, and storage infrastructure. Rent expense associated with these facilities, included in cost of revenues, was $3.5 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $9.2 million and $4.4 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s principal office is located in San Diego, California and leases office space in the United States, the United Kingdom, Germany, Australia, the Netherlands, Canada, Denmark, France, Sweden, and Israel. Rent expense associated with these leases was $1.2 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $3.0 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the Company relocated its San Diego office and terminated a lease on its former premises. The termination fee of $0.7 million is included in rent expense for the nine months ended September 30, 2011.

Annual future minimum payments under these operating leases were as follows as of September 30, 2012 (in thousands):

	Data Centers	Office Leases	Total
Fiscal Period:
Remaining three months ended December 31, 2012	$2,982	$916	$3,898
2013	8,174	5,395	13,569
2014	5,314	5,162	10,476
2015	546	4,837	5,383
2016	—	5,044	5,044
Thereafter	—	18,392	18,392

Total minimum lease payments	$17,016	$39,746	$56,762

In September 2012, the Company signed a lease for a total of 43,590 square-feet of office space located in Amsterdam. The square-footage for the first year is approximately 17,857 and increases incrementally over the term of the lease, with total minimum lease commitments of approximately $10.5 million. The lease is for a period of 10.5 years and commences on October 1, 2012.

Lease commitments of $10.2 million related to the lease for the Company’s former San Diego office are also included in the table above. Upon vacating its former San Diego office in August 2012, the Company recorded a cease-use loss of $0.2 million and a corresponding facility exit obligation of $3.0 million, as the Company is further obligated for certain ongoing operating costs.

Legal Proceedings

From time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, except for those matters for which the Company has recorded a loss contingency. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when the amount of the loss can be reasonably estimated.

Generally, the Company’s subscription agreements require it to indemnify its customers for third-party intellectual property infringement claims. Any adverse determination related to intellectual property claims or litigation could prevent the Company from offering its service and adversely affect its financial condition and results of operations.

(10) Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$45,509	$24,513	$120,124	$65,929
Europe	16,133	8,574	42,027	21,856
Asia Pacific and other	2,703	1,110	6,399	1,109

Total revenues	$64,345	$34,197	$168,550	$88,894

Long-lived assets by geographic area were as follows (in thousands):

	September 30, 2012	December 31, 2011
North America	$28,561	$15,820
Europe	9,320	4,537
Asia Pacific and other	1,205	338

Total long-lived assets	$39,086	$20,695

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in the final prospectus for our IPO dated as of, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on June 29, 2012 (File No. 333-180486). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our final prospectus dated as of June 28, 2012. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Many customers initially subscribe to our service to solve a specific and immediate problem. Once their problem is solved, many of our customers deploy additional applications as they become more familiar with our service and apply it to new IT processes. In addition, some customers adopt our platform to build applications that automate various processes for business uses outside of IT such as human resources, facilities and quality control management. A majority of our revenues come from large global enterprise customers. Our total customers grew 58% to 1,346 as of September 30, 2012 from 852 as of September 30, 2011.

We were founded in 2004 and entered into our first commercial contract in 2005. To date, we have funded our business primarily with cash flows from operations. Additionally, we raised net proceeds of $173.3 million in our June 2012 initial public offering after deducting underwriting discounts and commissions and before deducting expenses in connection with the offering of $3.5 million. We continue to invest in the development of our service, infrastructure and sales and marketing to drive long-term growth. In 2011, we significantly changed our executive management team. We hired a new Chief Executive Officer in May 2011, and our founder became Chief Product Officer. We subsequently hired additional key executives across our entire organization including our Chief Financial Officer, Chief Technology Officer, Senior Vice President Worldwide Sales and Services, Senior Vice President Engineering, Vice President Human Resources, Vice President Marketing and Vice President Product Management. We increased our overall employee headcount to 963 as of September 30, 2012 from 491 as of September 30, 2011.

We have achieved significant revenue growth in recent periods. For the three months ended September 30, 2012 and 2011, our revenues grew 88% to $64.3 million from $34.2 million. We incurred a net loss of $13.1 million and generated net income of $0.1 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, our revenues grew 90% to $168.6 million from $88.9 million. We incurred a net loss of $27.4 million and generated net income of $5.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Key Factors Affecting Our Performance

Total customers. We believe total customers is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in and intend to continue to invest in our direct sales force, as well as to pursue additional partnerships within our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, each entity that has contracted for a separate production instance of our service is counted as a separate customer. Our total customers were 1,346 and 852 as of September 30, 2012 and 2011, respectively.

Investment in growth. We have aggressively invested, and intend to continue to invest, in expanding our operations, increasing our headcount and developing technology to support our growth. We expect our total operating expenses to increase in the foreseeable future, particularly as we continue to expand our sales operations and cloud-based infrastructure. We continue to invest in our sales and marketing organization to drive additional revenues and support the growth of our customer base. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from customers that are due for renewal in the period and did not renew, divided by the total annual contract value from all customers due for renewal during the period. Annual contract value is equal to the first twelve months of expected subscription revenues under a contract. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 96% in both the three and nine months ended September 30, 2012, and 98% and 97% in the three and nine months ended September 30, 2011, respectively.

Upsells. In order for us to continue to grow our business, it is important to generate additional revenue from existing customers. We believe there is significant opportunity to increase the number of subscriptions sold to current customers as customers become more familiar with our platform and adopt our applications to address additional business use cases. Our increase in subscriptions is driven by the increased number of users accessing our suite of on-demand applications, as well as our other enabling technologies, Discovery and Runbook Automation, that are separately priced on a per server basis. We believe our ability to upsell is a key factor affecting our ability to further penetrate our existing customer base. We monitor upsells by measuring the annual contract value of upsells signed in the period as a percentage of our total annual contract value of all contracts signed in the period. Upsells as a percentage of total annual contract value signed was 20% and 27% in the three months ended September 30, 2012 and 2011, respectively and 29% in both the nine months ended September 30, 2012 and 2011.

Investment in infrastructure. We have made and will continue to make substantial investments in new equipment to support growth at our data centers and provide enhanced levels of service to our customers. During the fourth quarter of 2012, we expect to complete our transition from a managed service hosting model to a co-location model and invest in enhancements to our cloud architecture in our co-location data centers. Through the end of 2012, we will continue to incur double rent, accelerated depreciation for certain assets and additional co-location infrastructure investments. Beginning in the first quarter of 2013, we expect to no longer incur costs related to the managed service data centers that we are exiting. During 2013, we will continue to invest in enhancements to our cloud architecture, which are designed to provide our customers with enhanced scalability, data reliability and availability, including the purchase of additional networking infrastructure. We are also evaluating the expansion of our data center locations to address additional geographic markets, which will result in additional investments to our infrastructure if pursued. In addition, we will continue to enter into new office facility leases in the future to accommodate our projected headcount growth at various locations around the world. These new leases may require investments in leasehold improvements, as well as furniture and equipment to support our employees. If we add to our headcount at a faster rate than anticipated, we may incur substantial costs in terminating leases to enter into new leases for larger space.

Professional services model. We believe our investment in professional services facilitates the adoption of our subscription service. As a result, our sales efforts have been focused primarily on our subscription service, rather than the profitability of our professional services business. Historically, our pricing for professional services was predominantly on a fixed-fee basis and the cost of the time and materials incurred to complete these services was often greater than the amount charged to the customer. These factors contributed to our low and negative gross profit percentages from professional services and other of (6)% and (45)% for the three months ended September 30, 2012 and 2011, respectively, and (6)% and (20) % for the nine months ended September 30, 2012 and 2011, respectively. The improvement in gross profit percentages was due in part to shifting our pricing model to a time-and-materials basis and pricing our services predominantly based on the anticipated cost of those services.

Platform adoption. Our service includes access to our suite of applications, as well as access to our platform to create customer-built extensions to our suite of applications. Customers may also purchase the use of the platform to develop custom applications. Though in the near term we expect our revenue growth to be primarily driven by the pace of adoption and penetration of our suite of applications, we are investing resources to enhance the development capabilities of our platform. We believe the extensibility and simplicity of our platform is resulting in the broad use of our platform by our customers to create extensions of our applications or custom applications, and will enhance our ability to acquire new customers and increase upsells, and sustain high renewal rates.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees which give customers access to our suite of on-demand applications, as well as access to our platform to build custom applications. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades offered during the subscription period. In addition, we offer two separately priced enabling technologies, Discovery and Runbook Automation. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. Our average initial contract term is approximately 30 months. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

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

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Other revenues include customer training and attendance and sponsorship fees for our Knowledge conferences. Historically, our pricing for professional services was predominantly on a fixed-fee basis. However, in December 2011, we began shifting our pricing model to a time-and-materials basis. Going forward, we anticipate the majority of our new business will be priced on a time-and-materials basis. Most of our professional services engagements span four to eight months. Historically, we billed for our fixed price professional services in two installments, with the first installment due up-front and the second installment due at either a specified future date (usually approximately three months from the contract start date) or upon completion of the services. In December 2011, we changed these billing practices to bill for our fixed price professional services in installments based on milestones related to the completion of specified projects or specified dates. Our time-and-materials professional services are generally billed monthly in arrears based on actual hours and expenses incurred. Typical payment terms provide our customers pay us within 30 days of invoice.

Overhead Allocation

Overhead associated with benefits, facilities, IT costs and depreciation, excluding depreciation related to our cloud-based infrastructure, is allocated to our cost of revenues and operating expenses based on headcount.

Cost of Revenues

Subscription cost of revenues. Cost of subscription revenues primarily consists of expenses related to hosting our service and providing support to our customers. These expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; and allocated overhead.

Professional services and other cost of revenues. Cost of professional services and other revenues consists primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead.

Professional services associated with the implementation and configuration of our subscription service are performed directly by our services team, as well as by contracted third-party vendors. Fees paid up-front to our third-party vendors are deferred and amortized to cost of revenues as the professional services are delivered. Fees owed to our third-party vendors are accrued over the same requisite service period. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 16% and 66% for the three months ended September 30, 2012 and 2011, respectively, and 27% and 52% for the nine months ended September 30, 2012 and 2011, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Other costs included in this expense are third-party referral fees, marketing and promotional events, including our Knowledge conferences, online marketing, product marketing and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets as of September 30, 2012. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our unaudited results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Subscription	$55,279	$30,331	$141,640	$76,331
Professional services and other	9,066	3,866	26,910	12,563

Total revenues	64,345	34,197	168,550	88,894

Cost of revenues(1):
Subscription	17,931	6,323	43,182	15,538
Professional services and other	9,643	5,609	28,519	15,095

Total cost of revenues	27,574	11,932	71,701	30,633

Gross profit	36,771	22,265	96,849	58,261

Operating expenses(1):
Sales and marketing	28,140	13,980	74,356	34,375
Research and development	10,783	2,757	26,098	7,003
General and administrative	11,195	4,509	24,441	10,471

Total operating expenses	50,118	21,246	124,895	51,849

Income (loss) from operations	(13,347)	1,019	(28,046)	6,412
Interest and other income (expense), net	615	(729)	1,148	(412)

Income (loss) before provision for income taxes	(12,732)	290	(26,898)	6,000
Provision for income taxes	321	169	519	852

Net income (loss)	$(13,053)	$121	$(27,417)	$5,148

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenues:
Subscription	$1,276	$201	$2,514	$524
Professional services and other	495	71	964	151
Sales and marketing	2,899	800	6,852	1,373
Research and development	1,919	263	4,121	524
General and administrative	1,624	1,056	4,137	1,652

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(as a percentage of total revenues)
Revenues:
Subscription	86%	89%	84%	86%
Professional services and other	14	11	16	14

Total revenues	100	100	100	100
Cost of revenues:
Subscription	28	18	26	17
Professional services and other	15	17	17	17

Total cost of revenues	43	35	43	34

Gross profit	57	65	57	66

Operating expenses:
Sales and marketing	44	41	44	39
Research and development	17	8	15	8
General and administrative	17	13	15	12

Total operating expenses	78	62	74	59

Income (loss) from operations	(21)	3	(17)	7
Interest and other income (expense), net	1	(2)	1	—

Income (loss) before provision for income taxes	(20)	1	(16)	7
Provision for income taxes	—	—	—	1

Net income (loss)	(20)%	1%	(16)%	6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues by geography
North America	$45,509	$24,513	$120,124	$65,929
Europe	16,133	8,574	42,027	21,856
Asia Pacific and other	2,703	1,110	6,399	1,109

Total revenues	$64,345	$34,197	$168,550	$88,894

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(as a percentage of total revenues)
Revenues by geography
North America	71%	72%	71%	74%
Europe	25	25	25	25
Asia Pacific and other	4	3	4	1

Total revenues	100%	100%	100%	100%

Comparison of the three months ended September 30, 2012 and 2011

Revenues

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Revenues:
Subscription	$55,279	$30,331	82%
Professional services and other	9,066	3,866	135%

Total revenues	$64,345	$34,197	88%

Percentage of revenues:
Subscription	86%	89%
Professional services and other	14	11

Total	100%	100%

Revenues increased $30.1 million, primarily due to the increase in subscription revenues of $24.9 million. Of the total increase in subscription revenues, 59% represented revenues from new customers acquired after September 30, 2011, and 41% represented revenues from existing customers at or prior to September 30, 2011. Our total customers increased 58% from 852 at September 30, 2011 to 1,346 at September 30, 2012. The average total revenues per customer increased from approximately $152 thousand to $181 thousand over this period primarily due to an increase in the number of subscriptions sold to existing customers.

Of the $24.9 million total increase in subscription revenues for the three months ended September 30, 2012, 87% represented sales to customers by our direct sales organization and 13% represented revenues from channel partners. Subscription revenues in North America represented 69% of the $24.9 million total increase in subscription revenues and 31% represented subscription revenues outside North America. During the three months ended September 30, 2012, we continued to increase our focus on international markets through the addition of new channel partners, the expansion of our direct sales organization and the opening of an additional sales and marketing office in Israel.

The increase in professional services and other revenues of $5.2 million was primarily due to the growth in our customer base and $0.3 million of revenues associated with acceptances received during the period. Revenues in North America represented 71% of the $5.2 million total increase in professional services and other revenues. Revenues outside North America represented 29% of the $5.2 million total increase in professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenues:
Subscription	$17,931	$6,323	184%
Professional services and other	9,643	5,609	72%

Total cost of revenues	$27,574	$11,932	131%

Gross profit percentage:
Subscription	68%	79%
Professional services and other	(6)	(45)
Total gross profit percentage	57%	65%
Gross profit	$36,771	$22,265	65%
Headcount (at period end):
Subscription	202	101	100%
Professional services and other	159	76	109%

Total headcount	361	177	104%

Cost of subscription revenues increased $11.6 million during the three months ended September 30, 2012 as compared to the same period in the prior year. The overall increase in cost of subscription revenues was primarily attributed to increased personnel-related costs of $5.1 million, consisting of increased employee compensation, benefits and travel costs of $4.0 million and additional stock-based compensation of $1.1 million. These personnel-related cost increases were driven by headcount growth. We expect personnel-related costs to continue to increase as we continue to hire employees in our cloud infrastructure and support organizations to meet our growing customer demands. In addition, hosting fees for our network infrastructure increased $1.9 million as we increased data center capacity to migrate customers from our managed service data centers to our co-location data centers and to support our customer growth. We also opened eight new data centers since September 30, 2011. At September 30, 2012, we delivered our service from nine data centers in North America and eleven data centers internationally compared to six data centers in North America and six data centers internationally as of September 30, 2011. Additionally, outside services increased $0.7 million mostly due to costs incurred to enhance our data center security as we continue to invest in our data center capabilities. We expect to exit three of our managed services data centers in North America and four of our managed services data centers internationally by December 31, 2012. Depreciation expense also increased $2.6 million due to purchases of network infrastructure to support our new data centers and growth within our existing data centers, and accelerated depreciation of the assets located in our managed services data centers, which we commenced in the three months ended December 31, 2011 when we made the decision to exit these data centers by December 31, 2012. Depreciation expense related to our managed services data centers for the three months ended September 30, 2012 was $0.8 million. We expect depreciation expense to continue to increase as we purchase new equipment to support our new customers.

By December 31, 2012, we plan on operating six data centers in North America and seven data centers internationally. We believe these data centers will enable us to provide our subscription service to our existing customers and accommodate anticipated growth in our existing geographies. In 2013, we anticipate a substantial portion of our capital expenditures on data center capacity will be on new equipment within existing data centers to accommodate growth, which generally requires less capital expenditure than provisioning the equivalent capacity in a new data center. We are evaluating the addition of new data centers in 2013 to expand into new geographies. We may also add data centers to meet regulatory requirements or accommodate growth.

Our subscription gross profit percentage decreased from 79% to 68% during the three months ended September 30, 2012 as compared to the same period in the prior year. Beginning in the first quarter of 2013, we expect to stop incurring costs related to the managed service data centers that we are exiting. We also anticipate cost of subscription revenues to increase as we increase capacity and invest in ongoing infrastructure improvements in our existing co-location data centers, which will partially offset the savings related to the exit of our managed service data centers. Cost of subscription revenues will also increase if we add new data centers. However, we anticipate the rate at which the cost of subscription revenues grows will be slower than our anticipated subscription revenue growth such that our gross profit percentage should improve during 2013.

Cost of professional services and other revenues increased $4.0 million during the three months ended September 30, 2012 as compared to the same period in the prior year. The overall increase was primarily attributed to increased personnel-related costs of $4.3 million, consisting of increased employee compensation, benefits and travel costs of $3.7 million and additional stock-based compensation of $0.4 million, driven by headcount growth. The increase in cost of professional services and other revenues is offset by a decrease in outside services costs of $0.7 million primarily due to fewer fees paid to third parties to provide implementation services.

Our professional services and other gross profit percentage improved from (45)% to (6)%. The improved gross profit percentage was due in part to shifting our pricing model to a time-and-materials basis and our increased focus on scoping projects and resource utilization. Additionally, during the three months ended September 30, 2012, we reduced the amount of work we sub-contracted to our partners. We expect our gross profit percentage from professional services and other to improve as we continue to realize the benefits of the shift in our pricing model to primarily time and materials.

Sales and Marketing

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Sales and marketing	$28,140	$13,980	101%
Percentage of revenues	44%	41%
Headcount (at period end)	330	206	60%

Sales and marketing expenses increased $14.2 million due to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing increased 60% from September 30, 2011 to September 30, 2012, contributing to an $8.8 million increase in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our marketing team and direct sales force of $6.5 million and additional stock-based compensation of $2.1 million. Commissions increased $2.4 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, which was directly attributable to increased revenues and changes made to our commissions plan.

We expect sales and marketing expenses to increase and continue to be our largest component of costs and expenses, as we continue to expand our direct sales teams, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events. We expect, in the long term, our revenue growth will offset this increase in spending.

Research and Development

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Research and development	$10,783	$2,757	291%
Percentage of revenues	17%	8%
Headcount (at period end)	164	57	188%

Research and development expenses increased $8.0 million primarily due to increased personnel-related costs of $7.2 million, consisting of increased employee compensation, benefits and travel costs associated with our research and development team of $5.4 million and additional stock-based compensation of $1.7 million. Total headcount in research and development increased 188% from September 30, 2011 to September 30, 2012 as we upgraded and extended our service offerings and developed new technologies.

We expect research and development expenses to increase as we improve the existing functionality of our service, develop new applications to fill market needs and continue to enhance our core platform. We expect, in the long term, our revenue growth will offset this increase in spending.

General and Administrative

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$11,195	$4,509	148%
Percentage of revenues	17%	13%
Headcount (at period end)	108	51	112%

General and administrative expenses increased $6.7 million primarily due to increased headcount and lease abandonment costs. Personnel-related expenses increased $2.9 million, consisting of increased employee compensation, benefits and travel costs of $2.3 million and additional stock-based compensation of $0.6 million, as we added employees to support the growth of our business. Professional and outside service costs increased $0.5 million, comprised primarily of accounting fees related to our external audit and tax consulting fees associated with our international expansion. In August 2012, we relocated our office to another facility in San Diego, California. As part of this move, we incurred $2.9 million in lease abandonment costs, which included a loss on disposal of our leasehold improvements and furniture and fixtures of $2.7 million and a cease-use loss of $0.2 million, upon vacating our prior San Diego office.

We expect to incur higher general and administrative expenses as a result of both our growth and transition to a public company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations. We expect the continued expansion of our operations will also contribute to higher general and administrative expenses. We may also incur lease abandonment costs in the future if our existing leases cannot accommodate our future headcount growth.

Interest and Other Income, net

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Interest and other income, net	$615	$(729)	(184)%
Percentage of revenues	1%	(2)%

Interest and other income, net, primarily consists of foreign currency transaction gains and losses.

While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may hedge selected significant transactions denominated in currencies other than the U.S. dollar in the future.

Provision for Income Taxes

	Three Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Income (loss) before income taxes	$(12,732)	$290	NM
Provision for (benefit from) income taxes	321	169	NM
Effective tax rate	(3)%	58%

The provision for income taxes increased $0.2 million, primarily as a result of a higher proportion of earnings in taxable jurisdictions in the three months ended September 30, 2012 compared to the same period in the prior year.

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

Comparison of the nine months ended September 30, 2012 and 2011

Revenues

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Revenues:
Subscription	$141,640	$76,331	86%
Professional services and other	26,910	12,563	114%

Total revenues	$168,550	$88,894	90%

Percentage of revenues:
Subscription	84%	86%
Professional services and other	16	14

Total	100%	100%

Revenues increased $79.7 million, primarily due to the increase in subscription revenues of $65.3 million. Of the total increase in subscription revenues, 45% represented revenues from new customers acquired after September 30, 2011, and 55% represented revenues from existing customers at or prior to September 30, 2011. Our total customers increased 58% from 852 at September 30, 2011 to 1,346 at September 30, 2012. The average total revenues per customer increased from approximately $152 thousand to $181 thousand over this period primarily due to an increase in the number of subscriptions sold to existing customers.

Of the $65.3 million total increase in subscription revenues for the nine months ended September 30, 2012, 87% represented sales to customers by our direct sales organization and 13% represented revenues from channel partners. Subscription revenues in North America represented 68% of the $65.3 million total increase in subscription revenues and 32% represented subscription revenues outside North America. During the nine months ended September 30, 2012, we continued to increase our focus on international markets through the addition of new channel partners, the expansion of our direct sales organization and the opening of additional sales and marketing offices in Sweden and Israel.

The increase in professional services and other revenues of $14.3 million was primarily due to the growth in our customer base. We had revenues of $3.3 million associated with acceptances received during the period and an increase of $0.9 million associated with our annual Knowledge conference held in May 2012. Revenues in North America represented 69% of the $14.3 million total increase in professional services and other revenues. Revenues outside North America represented the remaining 31%.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenues:
Subscription	$43,182	$15,538	178%
Professional services and other	28,519	15,095	89%

Total cost of revenues	$71,701	$30,633	134%

Gross profit percentage:
Subscription	70%	80%
Professional services and other	(6)	(20)
Total gross profit percentage	57%	66%
Gross profit	$96,849	$58,261	66%
Headcount (at period end):
Subscription	202	101	100%
Professional services and other	159	76	109%

Total headcount	361	177	104%

Cost of subscription revenues increased $27.6 million during the nine months ended September 30, 2012 as compared to the same period in the prior year. The overall increase in cost of subscription revenues was primarily attributed to increased personnel-related costs of $13.2 million, consisting of increased employee compensation, benefits and travel costs of $10.9 million and additional stock-based compensation of $2.0 million. These personnel-related cost increases were driven by headcount growth. In addition, hosting fees for our network infrastructure increased $4.8 million as we increased data center capacity to migrate customers from our managed service data centers to our co-location data centers and to support our customer growth. Depreciation expense also increased $5.9 million due to purchases of network infrastructure to support our new data centers and growth within our existing data centers, and accelerated depreciation of the assets located in our managed services data centers, which we commenced in the three months ended December 31, 2011 when we made the decision to exit these data centers by December 31, 2012. Depreciation expense related to our managed services data centers for the nine months ended September 30, 2012 was $2.3 million.

Our subscription gross profit percentage decreased from 80% to 70% during the nine months ended September 30, 2012 as compared to the same period in the prior year primarily due to the data center migration.

Cost of professional services and other revenues increased $13.4 million during the nine months ended September 30, 2012 as compared to the same period in the prior year. The overall increase was primarily attributed to increased personnel-related costs of $10.9 million, consisting of increased employee compensation, benefits and travel costs of $9.7 million and additional stock-based compensation of $0.8 million driven by headcount growth. In addition, outside services costs increased $1.8 million primarily due to additional fees paid to third parties to provide implementation services.

Our professional services and other gross profit percentage improved from (20)% to (6)% during the nine months ended September 30, 2012 as compared to the same period in the prior year. The improved gross profit percentage was due in part to shifting our pricing model to a time-and-materials basis and our increased focus on scoping projects and resource utilization. Professional services and other revenues include $2.0 million and $1.1 million for our annual Knowledge conference for the nine months ended September 30, 2012 and 2011, respectively. Costs associated with the conference are included in sales and marketing expense. The conference contributed 11 percentage points and 9 percentage points to the professional services and other gross profit percentage for the nine months ended September 30, 2011 and 2012, respectively. Excluding the effects of Knowledge, we expect our gross profit percentage from professional services and other to improve as we realize the benefits of the shift in our pricing model to primarily time and materials.

Sales and Marketing

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Sales and marketing	$74,356	$34,375	116%
Percentage of revenues	44%	39%
Headcount (at period end)	330	206	60%

Sales and marketing expenses increased $40 million due to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing increased 60% from September 30, 2011 to September 30, 2012, contributing to a $26.6 million increase in personnel-related costs, consisting primarily of increased employee compensation, benefits and travel costs associated with our marketing team and direct sales force of $20.2 million and additional stock-based compensation of $5.5 million. In addition, we incurred an increase of $4.8 million in marketing and event costs primarily attributable to our annual Knowledge conference, which experienced a 102% increase in attendance year-over-year. Commissions increased $6.3 million in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, which was directly attributable to increased revenues and changes made to our commission plans.

Research and Development

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Research and development	$26,098	$7,003	273%
Percentage of revenues	15%	8%
Headcount (at period end)	164	57	188%

Research and development expenses increased $19.1 million primarily due to increased personnel-related costs of $17.5 million, consisting of increased employee compensation, benefits and travel costs associated with our research and development team of $13.9 million and additional stock-based compensation of $3.6 million. Total headcount in research and development increased 188% from September 30, 2011 to September 30, 2012 as we upgraded and extended our service offerings and developed new technologies.

General and Administrative

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
General and administrative	$24,441	$10,471	133%
Percentage of revenues	15%	12%
Headcount (at period end)	108	51	112%

General and administrative expenses increased $14.0 million primarily due to increased headcount. Personnel-related expenses increased $8.3 million, consisting of increased employee compensation, benefits and travel costs of $5.8 million and additional stock-based compensation of $2.5 million, as we added employees to support the growth of our business. Professional and outside service costs increased $2.4 million, comprised primarily of accounting fees related to our external audit and tax consulting fees associated with our international expansion. Software and service license agreements increased $1.2 million due to the implementation of additional systems to support the growth of our business. In August 2012, we relocated our office to another facility in San Diego, California. As part of this move, we incurred $2.9 million in lease abandonment costs, which included a loss on disposal of our leasehold improvements and furniture and fixtures of $2.7 million and a cease-use loss of $0.2 million, upon vacating our prior San Diego office.

Interest and Other Income (Expense), net

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Interest and other income (expense), net	$1,148	$(412)	NM	%
Percentage of revenues	1%	—%

Interest and other income, net, primarily consists of foreign currency transaction gains and losses. The increase of $1.6 million is primarily due to unrealized gains on amounts invoiced to customers that are denominated in British pounds and Euros as the U.S. dollar weakened over the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Provision for Income Taxes

	Nine Months Ended September 30,
	2012	2011	% Change
	(dollars in thousands)
Income (loss) before income taxes	$(26,898)	$6,000	NM
Provision for income taxes	519	852	(39)%
Effective tax rate	(2)%	14%

The provision for income taxes decreased $0.3 million, primarily as a result of a loss in our operations and a lower proportion of earnings in taxable jurisdictions in the nine months ended September 30, 2012 compared to the same period in the prior year.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$32,095	$36,441
Net cash used in investing activities	(172,245)	(9,043)
Net cash provided by financing activities	189,593	2,787
Net increase in cash and cash equivalents, net of impact of exchange rates on cash	48,888	30,579

To date, we have funded our business primarily with cash flows from operating activities and the net proceeds from our initial public offering. At September 30, 2012, we had $117.0 million in cash and cash equivalents, of which $6.7 million represented cash located overseas. We also had $139.5 million in short-term investments consisting of commercial paper, corporate debt securities and U.S. government agency securities.

Our historical cash flows from operating activities have been significantly impacted by customer billings and payment terms, as well as operating expenses related to sales and marketing, research and development, and costs related to our cloud infrastructure and professional services.

Based on our current level of operations and anticipated growth, we believe our current cash, cash equivalents and short-term investments, and cash flows from operating activities will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances.

Our primary short-term needs for cash, which are subject to change, include expenditures related to the growth of our cloud infrastructure, including the addition and expansion of data centers, and the acquisition of fixed assets and investments in office facilities to accommodate our growth. We made capital expenditures of $29.8 million in the nine months ended September 30, 2012 and anticipate making capital expenditures of approximately $10.2 million during the remainder of fiscal 2012 primarily related to investments in leasehold improvements and furniture related to the expansion of our office facilities, the expansion of our IT infrastructure and equipment for use in our data centers.

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

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2012 was $32.1 million reflecting our net loss of $27.4 million, adjusted by non-cash charges including $18.6 million for stock-based compensation, $9.3 million for the amortization of deferred commissions, $8.8 million for depreciation and amortization and $2.9 million for lease abandonment costs, and changes in our working capital. The fluctuations in our working capital were primarily attributed to an increase of $43.1 million in deferred revenue, $4.6 million increase in accrued liabilities, $2.4 million in other long-term liabilities and a decrease of $4.2 million in prepaid expenses and other current assets, partially offset by an $11.1 million increase in accounts receivable, $20.5 million increase in deferred commissions and $3.0 million decrease in deferred rent. The increases in deferred revenue, deferred commissions and accounts receivable were primarily due to increased sales in the nine months ended September 30, 2012. The increase in accrued liabilities is due to the growth of our business and increased headcount of 60% during the nine months ended September 30, 2012. The decrease in prepaid expenses and other current assets was primarily due to the settlement of the founder’s outstanding receivable for withholding taxes associated with the sale of Series C and Series D preferred stock. The decrease in deferred rent is offset by the increase in other long-term liabilities related to the relocation of our San Diego office to another facility in San Diego, California in August 2012.

Net cash provided by operating activities in the nine months ended September 30, 2011 was $36.4 million reflecting our net income of $5.1 million, adjusted by non-cash charges including $4.2 million for stock-based compensation, $3.9 million for the amortization of deferred commissions, and $1.8 million for depreciation, and changes in our working capital. The fluctuations in our working capital were primarily attributed to an increase of $28.6 million in deferred revenue, $4.2 million increase in accrued liabilities, $3.2 million increase in deferred rent and $1.9 million increase in accounts payable partially offset by an increase of $7.8 million in accounts receivable, $6.4 million increase in deferred commissions and $2.1 million increase in prepaid expenses and other current assets. The increase in deferred revenue, accounts receivable and deferred commissions was primarily due to increased sales. The increase in deferred rent, accrued liabilities, accounts payable and prepaid expenses was primarily due to the growth of our business, increased headcount and the resulting move of our San Diego office to a new building during the period. Our total headcount increased 96% during the nine months ended September 30, 2011.

Investing Activities

In the nine months ended September 30, 2012, cash used in investing activities was primarily attributable to the purchase of $146.9 million in short-term investments. In addition, we paid cash for capital expenditures of $32.2 million primarily related to the purchase of servers, networking equipment and storage infrastructure to support the expansion of our data centers, as well as investments in leasehold improvements and furniture and equipment to support our headcount growth. We expect these investments to continue to increase in 2013.

In the nine months ended September 30, 2011, our investing activities primarily consisted of capital expenditures related to the purchase of servers, networking equipment and storage infrastructure to support the expansion of our data centers and tenant improvements associated with the growth of our office facilities.

Financing Activities

Our financing activities have primarily consisted of equity issuances, including excess tax benefits from stock-based compensation.

In the nine months ended September 30, 2012, cash provided by financing activities primarily consisted of initial public offering proceeds of $169.8 million, net of paid underwriter discounts and commissions and issuance costs, $17.9 million in gross proceeds from the issuance of 1,750,980 shares of common stock at a price of $10.20 per share through a private placement with a new stockholder and $3.4 million in proceeds from the issuance of common stock through the exercise of employee stock options. These increases in cash were slightly offset by purchases of common stock and restricted stock from stockholders of $2.0 million.

In the nine months ended September, 2011, cash provided by financing activities primarily consisted of $2.8 million in proceeds from the issuance of common stock through the exercise of employee stock options.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our known contractual obligations as of September 30, 2012, aggregated by type:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases:
Data centers(1)	$17,016	$2,982	$13,488	$546	$—
Facilities space(2)	39,746	916	10,557	9,881	18,392

Total operating leases	$56,762	$3,898	$24,045	$10,427	$18,392

(1)	Operating leases for data centers represent our principal commitment for co-location facilities for data center capacity.
(2)	Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space. Lease commitments of $10.2 million related to the lease for our former San Diego office are also included in the table above. Upon vacating the building during the third quarter of 2012, we recorded a cease-use loss of $0.2 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of related fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Signed agreements are used as evidence of an arrangement. If a signed contract by the customer does not exist, we have historically used either a purchase order or a signed order form as evidence of an arrangement. In cases where both a signed contract and either a purchase order or signed order form exist, we consider the signed contract to be the final persuasive evidence of an arrangement.

Subscription revenues are recognized ratably over the contract term beginning on the commencement date of each contract, which is the date we make our service available to our customers. Once our service is available to customers, amounts that have been invoiced are recorded in accounts receivable and in deferred revenue. Our professional services are priced either on a fixed-fee basis or on a time-and-materials basis. Professional services and other revenues are recognized as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, revenues and the associated costs are deferred until all acceptance criteria have been met.

We assess collectibility based on a number of factors such as past collection history and creditworthiness of the customer. If we determine collectibility is not reasonably assured, we defer revenue recognition until collectibility becomes reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Our arrangements do not include general rights of return.

We have multiple element arrangements comprised of subscription fees and professional services. We have accounted for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our subscription service has standalone value as it is routinely sold separately by us. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. Our professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, our customers independently contract with third-party vendors to do the implementation and we regularly outsource implementation services to contracted third-party vendors. As a result, we concluded professional services, including implementation and configuration services, have standalone value. Our on-demand application is fully functional without any additional development, modification or customization. We provide customers access to our subscription service at the beginning of the contract term.

We determine the selling price of each deliverable in the arrangement using the relative-selling price method based on the selling price hierarchy. The selling price for each unit of account is based on the BESP since VSOE and TPE are not available for our subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and pricing practices. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of account based on the relative selling price. The method used to determine the BESP for our subscription service is consistent with the method used to determine prices for our services that are sold regularly on a standalone basis. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products, marketing analyses and other feedback from analysts. We price our subscription service based on the number of users with a defined process role, according to a tiered structure. The BESP for our subscription service is based upon the historical selling price of these deliverables. Prior to December 2011, our professional services were priced on a fixed-fee basis as a percentage of the subscription fee. We also prepared a standard build-up cost analysis to estimate the fixed fee for our professional services based on the estimated level of effort to complete the professional services. If professional services were priced below the expected range due to discounting, fees allocated to professional services were limited to the amount not contingent upon the delivery of our subscription service. In December 2011, we began shifting our pricing model for professional services to a time-and-materials basis.

In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers’ own servers without significantly penalty. We have analyzed all of the elements in these particular multiple element arrangements and determined we do not have sufficient VSOE of fair value to allocate revenue to our subscription service and professional services. We defer all revenue under the arrangement until the commencement of the subscription service and any associated professional services. Once the subscription service and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement.

Deferred Commissions

We defer expenses associated with commission payments to our direct sales force and referral fees paid to independent third-parties. The commissions are deferred and amortized to sales expense over the non-cancelable terms of the related contracts with our customers. The commission payments are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. We believe this is preferable to expensing sales commissions as incurred because the commission charges are so closely related to revenues they should be recorded as an asset and charged to expense over the same period the revenues are recognized. Additionally, we believe this policy election enhances the comparability of our condensed consolidated financial statements to those of other companies in our industry.

Stock-Based Compensation

We measure compensation expense for all stock-based payments made to employees and directors based on the fair value of the award as of the date of grant. The expense is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We estimate forfeitures based upon our historical experience. At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

We use the Black-Scholes option-pricing model to determine the fair value of our stock-based awards. The following assumptions were used for each respective period to calculate our stock-based compensation for each stock option grant:

	Fiscal Year Ended June 30,			Six Months Ended December 31,		Nine Months Ended September 30,
	2009	2010	2011	2010	2011	2011	2012
Stock Options:
Expected volatility	69% - 75%	65%	50% - 69%	57% - 67%	56% - 69%	50% - 69%	54% - 57%
Expected term (in years)	5.62	6.02	6.05	6.04	5.75	5.83	6.05
Risk-free interest rate	1.48% - 3.77%	2.57% - 3.04%	1.43% - 2.96%	1.43% - 2.96%	0% - 1.92%	0% - 3.03%	0.87% - 1.18%
Dividend yield	— %	— %	— %	— %	— %	— %	— %

The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the Employee Stock Purchase Plan (ESPP), which became effective on June 28, 2012:

Nine Months Ended
September 30, 2012
ESPP:
Expected volatility	42%
Expected term (in years)	0.58
Risk-free interest rate	0.16%
Dividend yield	—%

Determining the fair value under this model requires the use of inputs that are subjective and generally require significant analysis and judgment to develop. These inputs include the fair value of our common stock, expected volatility, expected term, risk-free interest rate, and expected dividend yield, which are estimated as follows:

•

Fair value of our common stock: Because our stock was not publicly traded prior to our initial public offering, we estimated the fair value of our common stock. For more information on the common stock valuation prior to our initial public offering, refer to the 424(b) prospectus dated June 28, 2012. Following our initial public offering in June 2012, our common stock was valued by reference to its publicly traded price.

•

Expected volatility: We use the historic volatility of publicly traded peer companies as an estimate for our expected volatility. In considering peer companies, we assess characteristics such as industry, stage of development, size, and financial leverage. For each period, the peer group of publicly traded companies used to determine expected volatility was the same as the peer group used to determine the fair value of our common stock. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•

Expected term: We estimate the expected term using the simplified method due to the lack of historical exercise activity for our company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award.

•	Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award.

•	Dividend yield: Our expected dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.

If any assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States and the numerous foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the condensed consolidated financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

We recognize the impact of a tax position in our condensed consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

Cease-Use Loss upon Exit of Facility

In August 2012, we relocated our San Diego office to another facility in San Diego, California. As part of this move, we incurred lease abandonment costs of $2.9 million, which primarily consists of a loss on disposal of assets of $2.7 million and a cease-use loss of $0.2 million recorded upon vacating our prior San Diego office. The lease on our prior San Diego office expires in 2019. The cease-use loss was calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and lease incentives. In calculating the cease-use loss, management is required to make significant judgments to estimate the present value of future cash flows from the assumed sublease. The key assumptions used in our discounted cash flow model include the amount and timing of estimated sublease rental receipts, and a credit-adjusted, risk-free discount rate of 5.08%. These assumptions are subjective in nature and the actual future cash flows could differ from our estimates, resulting in significant adjustments to the cease-use loss recorded or to be recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Canadian dollar, Swiss franc and Australian dollar. Revenues outside of North America as a percentage of revenue was 29%, and 26%, during the nine months ended September 31, 2012 and 2011, respectively. Changes in exchange rates may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized foreign currency gains of $0.9 million and foreign currency loss of $0.5 million in the nine months ended September 30, 2012 and 2011, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

Interest Rate Sensitivity

In February 2012, we began investing in corporate debt securities. The primary objectives of our investment activities are the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

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

Risks Related to Our Business and Industry

We have a limited history of operating profits, did not generate a profit in the three and nine months ended September 30, 2012, and may not achieve or maintain profitability in the future.

We have not been consistently profitable on a quarterly or annual basis. Although we had net income for the three and nine months ended September 30, 2011, we experienced net losses of $13.1 million and $27.4 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, our accumulated deficit was $95.6 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or return to profitability in the future. Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, and as a result, we do not expect to be profitable for the foreseeable future. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We have experienced rapid growth in recent periods. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We continue to experience rapid growth in our customer base and have significantly expanded our operations during the last several years. In particular, we are aggressively investing in: significant expansion of our cloud infrastructure and associated service capacity; our global sales, marketing and operations activities and personnel; and additional office facility lease commitments and administrative employees. Our employee headcount has increased to 963 as of September 30, 2012 from 491 as of September 30, 2011, and we plan on adding over 181 employees during the remainder of 2012. We signed new leases for a larger corporate office in San Diego in February 2012 and additional office space in San Jose in April 2012 and Amsterdam in September 2012 and are currently seeking to further expand our San Jose and London offices. In addition, we hired new senior management in 2011 and 2012. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our sales force, facilities, infrastructure and operations, and to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. For instance, in 2012 we have been implementing a new financial enterprise resource planning system to help manage our future growth and are in the process of integrating that system with our customer relationship management system. If we fail to efficiently expand our sales force, operations, cloud infrastructure or IT and financial systems, or if we fail to implement or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing service, develop new applications, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, as our operating expenses increase in anticipation of the growth of our business, if such growth does not meet our expectations, our financial results likely would be harmed.

Defects or disruptions in our service could diminish demand for our service, harm our financial results and subject us to substantial liability.

Our customers use our service for important aspects of their businesses, and any errors, defects, disruptions to our service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. From time to time, we have found defects in our service, and new errors in our existing service may be detected in the future. For example, recently a few of our largest customers have been experiencing reduced levels of availability, performance and functionality due to the scale at which they have implemented our service. We provide regular product updates, which frequently contain undetected errors when first introduced or released. Defects may also be introduced by our use of third-party software, including open-source software. Defects can be hard to detect and may result in disruptions to our service. In addition, our customers may use our service in ways that cause disruptions in service for other customers. Customers have delayed, and may in the future delay, payment to us, may elect not to renew, and may make service credit claims, warranty claims or other claims against us. As a result, we could lose future sales. Further, if we are unable to meet the stated service level commitments we have guaranteed to our customers or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future service. The occurrence of payment delays, service credit, warranty or other claims against us could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our warranty provisions, or increased expenses or risks of litigation. We do not carry insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from defects or disruptions in our service or the potential harm to the future growth of our business due to defects or disruptions.

Interruptions or delays in service from our third-party data center facilities could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center facilities, operated by several different providers, located around the world, with the largest located in Virginia, California, London and Amsterdam. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in interruptions in our service. Impairment of or interruptions in our service may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service and the loss of customer data.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our service may be perceived as not being secure, customers may curtail or stop using our service, and we may incur significant liabilities.

Our operations involve the storage and transmission of our customers’ confidential information, and security breaches, computer malware and computer hacking attacks could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. For example, our third-party data center facility in London was subjected to a distributed denial of service attack in January 2012 that prevented some of our customers hosted in that data center from using our service intermittently for a period of about three hours. While we have administrative, technical, and physical security measures in place, and try to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures, if our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, including personally identifiable information regarding users, our reputation will be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

We need to continue to invest in enhancements to our cloud infrastructure and if our required investments are greater than anticipated or fail to yield anticipated cost savings and performance benefits, our financial results will be negatively impacted.

We have made and will continue to make substantial investments in new equipment to support growth at our data centers, provide enhanced levels of service to our customers and reduce future operating costs. In the nine months ended September 30, 2012, we purchased $18.8 million in equipment for use in our data centers. Ongoing improvements to our cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior cloud infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

We may not timely and effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.

Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our service grows. As our customers gain more experience with our service, the number of users and transactions managed by our service, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the number of processes and systems managed by our service on behalf of these customers have in some cases, and may in the future, expand rapidly. A few of our largest customers are experiencing reduced levels of availability, performance and functionality due to the scale at which they have implemented our service. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the improvements we will realize from such improvements. We are also dependent upon open source and other third-party technologies and may be unable to quickly effect changes to such technologies, which may prevent us from rapidly responding to evolving customer requirements. To the extent that we do not effectively scale our service and operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our service, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our services and we may be unable to compete as effectively and our business and operating results may be harmed.

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

We face competition from in-house solutions, large integrated systems vendors and smaller companies with point solutions including SaaS offerings. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation, all of which are much larger and have substantially more financial resources than we do, and have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. In addition, many of our competitors offer SaaS solutions and may make acquisitions of businesses or assets that improve their service offerings. Further, other established SaaS providers not currently operating in enterprise IT operations management may expand their services to compete with our service. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships and major distribution agreements with consultants, system integrators and resellers. In addition, some competitors may offer software that addresses one or a limited number of enterprise IT operation functions at lower prices or with greater depth than our service. Moreover, as we expand the scope of our service, we may face additional competition from platform and application development vendors. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Because our sales efforts are targeted at large enterprise customers, we face longer sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our substantial upfront sales investments do not result in sufficient sales, our operating results could be harmed.

We target our sales efforts at large enterprises, which we define as companies with over $750 million in revenues and a minimum of 200 IT employees. For instance, we derived approximately 11% of our revenues from large enterprise customers in the financial services industry for both the three and nine months ended September 30, 2012. Because our large enterprise customers are often making an enterprise-wide decision to deploy our service, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Large enterprises often undertake a prolonged evaluation of our service, including whether the customer needs professional services performed by us or a third party for its unique IT and business process needs, and a comparison of our service to products offered by our competitors. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our service widely enough across their organization to justify our substantial upfront investment. It is possible in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and expand into functional areas outside of the traditional ITIL processes. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

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

Because we designed our service to be provided over the Internet, we need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and standards changes, our service may become less marketable and less competitive or obsolete and our operating results may be harmed.

If we fail to integrate our service with a variety of operating systems, software applications and hardware that are developed by others, our service may become less marketable and less competitive or obsolete, and our operating results would be harmed.

Our service must integrate with a variety of network, hardware and software platforms, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our service to operate effectively with future infrastructure platforms and technologies could reduce the demand for our service, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes in a cost-effective manner, our service may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals within the enterprise are utilizing mobile devices to access the Internet and corporate resources and to conduct business. If we cannot effectively make our service available on these mobile devices and offer the information, services and functionality required by enterprises that widely use mobile devices, we may experience difficulty attracting and retaining customers.

A portion of our revenues are generated by sales to government entities and heavily regulated organizations, which are subject to a number of challenges and risks.

A portion of our sales are to governmental agencies. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our service. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government and highly regulated entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. Due to the additional requirements of the U.S. federal government, we are in the process of establishing compliance with the Federal Information Security Management Act and other federal standards relating to our operations, security controls, processes and architecture. Individual agencies also have unique requirements, such as requirements that we use US-only personnel or a requirement to use our service in a non-hosted environment. We may not be able to meet these standards or requirements. Even if we do meet them, the additional costs associated with providing our service to government and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our service to them and to grow or maintain our customer base.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our service.

Increasing our customer base and achieving broader market acceptance of our service will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From September 30, 2011 to September 30, 2012, our sales and marketing organization increased from 206 to 330 employees. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of expansion in our sales force, we cannot predict whether or to what extent our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts, or affect renewal rates;

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

From the year ended June 30, 2009 to the year ended June 30, 2011, our revenues grew from $19.3 million to $92.6 million, which represents a compounded annual growth rate of 119%. We expect that, in the future, as our revenues increase to higher levels, our revenue growth rate will decline. However, we may not be able to generate sufficient revenues to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including enhancements to our cloud architecture and hiring of additional employees for our research and development team;

•	software development, including investments in our software development team, the development of new features and the improvement of the scalability, availability and security of our service;

•	sales and marketing, including a significant expansion of our direct sales organization;

•	international expansion in an effort to increase our customer base and sales; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenues or growth in our business. If we fail to continue to grow our revenues and overall business, our operating results and business would be harmed.

Because we recognize revenues from our subscription service over the subscription term, downturns or upturns in new sales and renewals will not be immediately reflected in our operating results.

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

Our professional services business, which performs implementation and configuration of our subscription service for our customers, has grown as our revenues from subscriptions have grown. We believe our investment in professional services facilitates the adoption of our subscription service. As a result, our sales efforts have been focused primarily on our subscription service, rather than the profitability of our professional services business. Historically, our pricing for professional services was predominantly on a fixed-fee basis and the cost of the time and materials incurred to complete these services were greater than the amount charged to the customer. These factors contributed to our negative gross profit percentages from professional services and other of (6)% and (45)% for the three months ended September 30, 2012 and 2011, respectively and (6)% and (20)% for the nine months ended September 30, 2012 and 2011, respectively. The improvement in gross profit percentages was due in part to the adoption of new revenue recognition accounting guidance commencing on July 1, 2010. In addition, in December 2011, we began shifting our pricing model to a time-and-materials basis and pricing our services predominantly based on the anticipated cost of those services. If we are unable to successfully transition to a time-and-materials based pricing model and manage the growth of our professional services business, our operating results, including our profit margins, will be harmed. In addition, the shift to this new pricing model may cause our sales cycle to lengthen.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 29% and 28% of our total revenues for the three months ended September 30, 2012 and 2011, respectively, and 29% and 26% for the nine months ended September 30, 2012 and 2011, respectively, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. The risks and challenges inherent with international sales include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	differing laws and business practices, which may favor local competitors;

•	longer sales cycles;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•

treatment of revenues from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our service to our customers, and could decrease demand for our service. The majority of our research and development activities, corporate offices, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be harmed in the event of a major earthquake or catastrophic event.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of September 30 of any year starting with September 30, 2013, we could cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We incur significant costs as a result of operating as a public company and our management has to devote substantial time to public company communications and compliance obligations.

As a public company and particularly after we cease to be an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and other legislation and rules implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance requirements. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers.

If we do not remediate material weaknesses in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Prior to our initial public offering in June 2012, we were a private company and historically had limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. This lack of adequate accounting resources contributed to audit adjustments to our financial statements in the past.

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

We may acquire or invest in companies, which may divert our management’s attention, result in additional dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $41.77, through September 30, 2012. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

As of September 30, 2012, our directors, officers and five percent or greater stockholders and their respective affiliates beneficially owned approximately 77% of our outstanding voting stock, including approximately 45% controlled by persons affiliated with JMI Equity. Therefore, these stockholders will continue to have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

The securities registered were 11,650,000 shares of common stock (2,650,000 shares of which were held before our IPO by certain of our stockholders), plus 1,747,500 additional shares to cover the underwriters’ over-allotment option (397,500 of which were held before our IPO by certain of our stockholders). The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $241.2 million. On July 5, 2012 we closed the IPO in which we sold 10,350,000 shares of our common stock and the selling stockholders sold 3,047,500 shares of our common stock. The shares sold and issued in the IPO included the underwriters’ full exercise of their over-allotment option. All sales were at the IPO price of $18.00 per share, for an aggregate offering price of $186.3 million for the shares sold by us, and $54.9 million for the shares sold by the selling stockholders, making the aggregate offering price of the amount sold $241.2 million.

The net offering proceeds to us after deducting underwriters’ discounts and commissions of approximately $13.0 million and other offering expenses of approximately $3.5 million was approximately $169.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June 29, 2012 pursuant to Rule 424(b).

As of September 30, 2012, we used $83.2 million of the proceeds from the IPO. Pending the use of proceeds from the IPO, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. Our management has broad discretion in the application of the net proceeds from the IPO and investors will be relying on the judgment of our management regarding the application of the proceeds.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange,
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on October 31, 2012.

SERVICENOW, INC.

By:	/s/ Frank Slootman
Frank Slootman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli Chief Financial Officer (Principal Financial and Accounting Officer)