Form 10-Q
period 2013-03-31
ServiceNow, Inc.
filed 2013-05-08
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-35580

SERVICENOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2056195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ServiceNow, Inc.
4810 Eastgate Mall
San Diego, California 92121
(858) 720-0477
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of April 30, 2013, there were approximately 134.3 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,782	$118,989
Short-term investments	194,084	195,702
Accounts receivable, net	79,844	78,163
Current portion of deferred commissions	17,690	14,979
Prepaid expenses and other current assets	10,176	13,596
Current portion of deferred tax assets	660	660
Total current assets	447,236	422,089
Deferred commissions, less current portion	12,295	11,296
Property and equipment, net	54,284	42,342
Other assets	2,138	2,387
Total assets	$515,953	$478,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,770	$9,604
Accrued expenses and other current liabilities	40,432	48,059
Current portion of deferred revenue	178,911	153,964
Total current liabilities	229,113	211,627
Deferred revenue, less current portion	15,854	16,397
Other long-term liabilities	7,059	6,685
Total liabilities	252,026	234,709
Stockholders’ equity:
Common stock	133	126
Additional paid-in capital	383,796	348,803
Accumulated other comprehensive loss	(1,156)	(36)
Accumulated deficit	(118,846)	(105,488)
Total stockholders’ equity	263,927	243,405
Total liabilities and stockholders’ equity	$515,953	$478,114

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Subscription	$71,558	$39,541
Professional services and other	14,381	7,890
Total revenues	85,939	47,431
Cost of revenues(1):
Subscription	18,312	11,012
Professional services and other	13,996	10,224
Total cost of revenues	32,308	21,236
Gross profit	53,631	26,195
Operating expenses(1):
Sales and marketing	38,226	19,307
Research and development	16,039	6,043
General and administrative	12,279	6,427
Total operating expenses	66,544	31,777
Loss from operations	(12,913)	(5,582)
Interest and other income, net	119	492
Loss before provision for income taxes	(12,794)	(5,090)
Provision for income taxes	564	550
Net loss	$(13,358)	$(5,640)
Net loss attributable to common stockholders - basic and diluted	$(13,358)	$(5,794)
Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.23)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	129,782,029	25,123,582
Other comprehensive loss:
Foreign currency translation adjustments	$(1,166)	$(68)
Unrealized gain on investments	13	—
(Provision for) benefit from income taxes	(33)	60
Other comprehensive loss, net of tax	(1,120)	(128)
Comprehensive loss	$(14,478)	$(5,768)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2013	2012
Cost of revenues:
Subscription	$1,794	$532
Professional services and other	821	192
Sales and marketing	3,985	1,471
Research and development	3,114	661
General and administrative	2,332	1,062

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013		2012
Cash flows from operating activities:
Net loss	$(13,358)		$(5,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,364		2,046
Amortization of premiums on short-term investments, net	1,095		—
Amortization of deferred commissions	5,366		2,343
Stock-based compensation	12,046		3,918
Tax benefit from exercise of stock options	(1,851)		(960)
Bad debt expense	283		—
Lease abandonment costs	298		—
Changes in operating assets and liabilities:
Accounts receivable	(2,938)		2,058
Deferred commissions	(9,269)		(5,253)
Prepaid expenses and other current assets	3,918		4,172
Other assets	(230)		(74)
Accounts payable	(1,471)		1,433
Accrued expenses and other current liabilities	(9,012)		1,045
Deferred revenue	25,729		11,022
Other long-term liabilities	53		(31)
Net cash provided by operating activities	15,023		16,079
Cash flows from investing activities:
Purchases of property and equipment	(10,415)		(8,558)
Purchases of short-term investments	(55,946)		(15,344)
Maturities of short-term investments	55,350	(1)	—
Restricted cash	—		8
Net cash used in investing activities	(11,011)		(23,894)
Cash flows from financing activities:
Net proceeds from follow-on offering	(698)		—
Proceeds from exercise of stock options	21,468		1,301
Proceeds from early exercise of stock options	—		887
Tax benefit from exercise of stock options	1,851		960
Net proceeds from issuance of common stock	—		17,848
Purchases of common stock and restricted stock from stockholders	—		(1,069)
Net cash provided by financing activities	22,621		19,927
Foreign currency effect on cash and cash equivalents	(840)		(60)
Net increase in cash and cash equivalents	25,793		12,052
Cash and cash equivalents at beginning of period	118,989		68,088
Cash and cash equivalents at end of period	$144,782		$80,140
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	6,157		3,078

(1)
Maturities of short-term investments include the effect of the correction of an immaterial error of $3.0 million related to securities that were improperly classified as short-term investments instead of cash and cash equivalents as of December 31, 2012.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

Foreign Currency Translation

The functional currencies for our foreign subsidiaries are primarily their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of comprehensive loss.

Revenue Recognition

We derive our revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of fees which give customers access to our suite of applications, as well as access to our extensible platform to build custom applications. Our contracts typically do not give the customer the right to take possession of the software supporting the solution. Professional services and other revenues consist of fees associated with the implementation and configuration of our service. Professional services and other revenues also include customer training and attendance and sponsorship fees for Knowledge, our annual user conference.

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

Subscription revenues are recognized ratably over the contract term beginning on the commencement date of each contract, which is the date we make our service available to our customers. Once our service is available to customers, amounts due are recorded in accounts receivable and in deferred revenue. Our professional services are primarily priced on a time-and-materials basis. Professional services and other revenues are recognized as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, professional services revenues and the associated costs are deferred until all acceptance criteria have been met.

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

We have multiple element arrangements comprised of subscription fees and professional services. We account for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our subscription service has standalone value as it is routinely sold separately by us. In determining whether professional services have standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer's satisfaction with the professional services work. Our professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, customers independently contract with third-party vendors to do the implementation and we regularly outsource implementation services to contracted third-party vendors. As a result, we concluded professional services, including implementation and configuration services, have standalone value. Our application is fully functional without any additional development, modification or customization. We provide customers access to our subscription service at the beginning of the contract term.

We determine the selling price of each deliverable in the arrangement using the relative-selling price method based on the selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. The selling price for each unit of account is based on the BESP since VSOE and TPE are not available for our subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and pricing practices. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of account based on the relative selling price. The method used to determine the BESP for our subscription service is consistent with the method used to determine prices for our services that are sold regularly on a standalone basis. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analyses. We price our subscription service using a scaled model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. The BESP for our subscription service is based upon the historical selling price of these deliverables.

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

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition for our subscriptions and professional services and other revenues and is recognized as the revenue recognition criteria are met. We generally invoice our customers in annual installments for our subscription service. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year subscription license agreements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current portion of deferred revenue and the remaining portion is recorded as long-term.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with our non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The commissions are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the condensed consolidated statements of comprehensive loss.

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

Short-term Investments

Short-term investments consist of commercial paper, corporate notes and bonds and U.S. government agency securities. We classify short-term investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are in accumulated other comprehensive income (loss), a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss.

Accounts Receivable

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. We review our exposure to accounts receivable and reserve for specific amounts if collectibility is no longer reasonably assured.

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

 Capitalized Software Costs

Costs incurred to develop our internal administration, finance and accounting systems are capitalized during the application development stage and amortized over the software’s estimated useful life of five years. During the three months ended March 31, 2013 and 2012, we capitalized $0.7 million and $0.1 million in software development costs, respectively.

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

Stock-based and Other Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan, or ESPP, on a straight-line basis over the offering period. Compensation expense is recognized, net of forfeiture activity estimated to be 4% annually. The fair value of awards is estimated using the Black-Scholes options pricing model. Refer to Note 10 for further information.

Net Income (Loss) Per Share Attributable to Common Stockholders

We compute net income attributable to common stockholders using the two-class method required for participating securities. We consider our convertible preferred stock that was outstanding prior to the close of our initial public offering and shares of common stock subject to repurchase resulting from the early exercise of stock options to be participating securities since they contain non-forfeitable rights to dividends or dividend equivalents in the event we declare a dividend for common stock. In accordance with the two-class method, earnings allocated to these participating securities are subtracted from net income after deducting preferred stock dividends and accretion to the redemption value of the Series A, Series B and Series C to determine total undistributed earnings to be allocated to common stockholders. The holders of our convertible preferred stock did not have a contractual obligation to share in our net losses and such shares were excluded from the computation of basic earnings per share in periods of net loss.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding common stock options, RSUs, common stock subject to repurchase and ESPP obligations. The dilutive potential common shares are computed using the treasury stock method. The effects of outstanding common stock options, RSUs, common stock subject to repurchase and ESPP obligations are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We maintain cash, cash equivalents and short-term investments at financial institutions that management believes to have good credit ratings and represent minimal risk of loss of principal. We invest in securities with a minimum rating of A by Standard & Poor's and A-2 by Moody's.

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries. As of March 31, 2013 and December 31, 2012, there were no customers that represented more than 10% of our accounts receivable balance. During the three months ended March 31, 2013 and 2012, there were no customers that individually exceeded 10% of our revenues.

We review the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when we become aware of a specific customer’s inability to meet its financial obligation and all collection efforts are exhausted. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $1.0 million and $0.7 million, respectively.

Warranties and Indemnification

Our cloud-based service to automate enterprise IT operations is typically warranted to perform in material conformance with specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our platform including an assessment of the impact, if any, of any known service disruptions. As of March 31, 2013 and December 31, 2012, the service level credit accrual was $0.6 million and $1.2 million, respectively.

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

Our arrangements include provisions indemnifying customers against intellectual property and other third-party claims. We have not incurred any costs as a result of such indemnifications and have not recorded any liabilities related to such obligations in the condensed consolidated financial statements.

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

(3)    Short-term Investments

The following is a summary of our short-term investments (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$80,565	$2	$(6)	$80,561
Corporate notes and bonds	173,395	4	(93)	173,306
Total available-for-sale securities	$253,960	$6	$(99)	$253,867

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$72,850	$—	$(15)	$72,835
Corporate notes and bonds	158,038	8	(98)	157,948
U.S. government agency securities	1,001	—	—	1,001
Total available-for-sale securities	$231,889	$8	$(113)	$231,784

As of March 31, 2013 and December 31, 2012, we had certain available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment types (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$14,185	$(6)	$36,753	$(15)
Corporate notes and bonds	139,242	(93)	137,558	(98)
Total	$153,427	$(99)	$174,311	$(113)

Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in our condensed consolidated statements of comprehensive loss.

(4)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Computer equipment and software	$61,428	$46,541
Furniture and fixtures	5,701	4,691
Leasehold improvements	2,663	2,649
Construction in progress	4,983	4,855
	74,775	58,736
Less: Accumulated depreciation	(20,491)	(16,394)
Total property and equipment, net	$54,284	$42,342

Construction in progress consists primarily of leasehold improvements related to our office facilities and cloud-based infrastructure hardware being provisioned in our new third-party data center hosting facilities. Depreciation expense for the three months ended March 31, 2013 and 2012 was $3.6 million and $2.0 million, respectively.

(5)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Bonuses and commissions	$10,245	$10,999
Accrued compensation	10,047	18,392
Other employee expenses	5,491	7,796
Current portion of facility exit obligation	1,443	1,515
Other	13,206	9,357
Total accrued expenses and other current liabilities	$40,432	$48,059

(6)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Foreign currency translation adjustment	$(1,097)	$69
Net unrealized loss on investments	(59)	(105)
Accumulated other comprehensive loss, net of tax	$(1,156)	$(36)

For the three months ended March 31, 2013, no amounts were reclassified from accumulated other comprehensive income to net loss.

(7)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,551	$—	$—	$35,551
Commercial paper	—	59,783	—	59,783
Short-term investments:
Commercial paper	—	20,778	—	20,778
Corporate notes and bonds	—	173,306	—	173,306
Total	$35,551	$253,867	$—	$289,418

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

(8)    Common Stock

We are authorized to issue 600,000,000 shares of common stock as of March 31, 2013. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors.

As of March 31, 2013, we had 132,894,772 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

March 31, 2013
Stock option plans:
Options outstanding	30,454,754
RSUs	3,430,343
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	15,304,670
2012 Employee Stock Purchase Plan(1)	5,816,183
Total reserved shares of common stock for future issuance	55,005,950

(1)	Refer to Note 9 for a description of these plans.

(9)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of March 31, 2013, there were 55,201,552 total shares of common stock authorized for issuance under the 2005 Plan, which includes shares already issued under such plan and shares reserved for issuance pursuant to outstanding options and RSUs.

Our 2012 Equity Incentive Plan, or 2012 Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent that outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve will also automatically increase on January 1 of each year, starting on January 1, 2013 and continuing through January 1, 2022, by up to 5% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year as determined by the board of directors. As of March 31, 2013, there were 20,295,686 total shares of common stock authorized for issuance under the 2012 Plan, which includes 6,318,385 shares of common stock automatically added to the 2012 Plan on January 1, 2013 pursuant to the provision described in the preceding sentence.

Our 2012 Employee Stock Purchase Plan, or 2012 ESPP, authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2013 through January 1, 2022, by up to 1% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. As of March 31, 2013, we had 6,263,677 total shares of common stock reserved for issuance under the 2012 ESPP, which includes 1,263,677 shares of common stock automatically added to the 2012 ESPP on January 1, 2013.

Stock Options

The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by our board of directors or, for those stock options issued subsequent to our IPO, the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under our 2005 Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted to members of our board of directors prior to June 2012 and to employees who have previously been granted options generally vest in 48 equal monthly installments. Options that were granted to members of our board of directors starting in June 2012 vest in 3 equal annual installments. Options granted generally are exercisable for a period of up to 10 years. Option holders under the 2005 Plan can exercise unvested options to acquire restricted stock. Upon termination of service, we have the right to repurchase at the original purchase price any unvested (but issued) shares of common stock.

A summary of the stock option activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	36,115,460	$5.05
Granted	850,738	29.98
Exercised	(6,079,578)	2.32		$169,277
Cancelled	(431,866)	7.99
Outstanding at March 31, 2013	30,454,754	$6.25	8.30	$912,328
Vested and expected to vest as of March 31, 2013	29,802,118	$6.18	8.29	$894,871
Vested and exercisable as of March 31, 2013	9,523,118	$2.70	7.71	$319,026

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date per share fair value of options granted was $14.88 for the three months ended March 31, 2013. The total fair value of shares vested was $7.3 million for the three months ended March 31, 2013.

As of March 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $79.2 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2013 was 2.48 years.

Under our 2005 Plan, we issue shares of restricted stock as a result of the cash exercise of unvested stock options. The proceeds initially are recorded as a liability from the early exercise of stock options and reclassified to common stock as our repurchase right lapses. A summary of the restricted stock activity for the three months ended March 31, 2013 is as follows:

	Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2012	235,066	$1.49
Early exercised	—	—
Vested	(46,880)	1.94
Repurchased	—	—
Balance at March 31, 2013	188,186	$1.38

RSUs

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Non-vested share units at December 31, 2012	1,457,870	$16.89
Granted	2,000,746	29.82
Vested	(250,000)	10.35		$9,050
Forfeited	(28,273)	30.36
Non-vested share units at March 31, 2013	3,180,343	$25.42	9.60	$115,128
Expected to vest as of March 31, 2013	3,053,065		9.60	$110,521

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of March 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $74.3 million and the weighted-average remaining vesting period was 3.61 years. No RSUs were settled in shares of common stock during the three months ended March 31, 2013.

(10)    Stock-Based Compensation

We use the Black-Scholes options pricing model to estimate the fair value of our stock-based awards. This model incorporates various assumptions including expected volatility, expected term, risk-free interest rates and expected dividend yields. The following weighted-average assumptions were used for each respective period to calculate our stock-based compensation for each stock option grant:

	Three Months Ended March 31,
	2013	2012
Stock Options:
Expected volatility	52%	55% - 57%
Expected term (in years)	6.12	6.04
Risk-free interest rate	1.04% - 1.16%	0.99% - 1.18%
Dividend yield	—	—

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

Three Months Ended, March 31, 2013
ESPP:
Expected volatility	35% - 42%
Expected term (in years)	0.54
Risk-free interest rate	0.11% - 0.16%
Dividend yield	—

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

Fair value of common stock. Prior to our initial public offering in June 2012, the fair value of our common stock was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used in the valuation model are based on future expectations combined with management judgment.

For stock options granted subsequent to our initial public offering, the fair value is based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

(11)    Net Income (Loss) Per Share Attributable to Common Stockholders

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(13,358)	$(5,640)
Accretion of redeemable convertible preferred stock	—	(154)
Net loss attributable to common stockholders—basic and diluted	$(13,358)	$(5,794)
Denominator:
Weighted-average shares outstanding—basic and diluted	129,782,029	25,123,582
Net income loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.23)
Diluted	$(0.10)	$(0.23)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	Three Months Ended March 31,
	2013	2012
Common stock options	30,454,754	36,670,579
Convertible preferred stock	—	83,703,016
Restricted stock units	3,430,343	1,000,000
Common stock subject to repurchase	188,186	726,092
ESPP obligations	265,173	—
Total potentially dilutive securities	34,338,456	122,099,687

(12)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjust the provision for discrete tax items recorded in the period. Our effective tax rate for the three months ended March 31, 2013 was (4)%, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, a foreign tax rate differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes.
Our effective tax rate for the three months ended March 31, 2012 was (11)%. The lower tax rate than the federal statutory rate was primarily due to the benefit of federal research tax credits and California net operating loss offset by income taxes and a foreign tax differential.

We record liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We believe we have provided adequate reserves for our income tax uncertainties in all open tax years.

(13)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. Annual future minimum payments under these operating leases as of March 31, 2013 (in thousands) are presented in the table below. Included in the table below are future minimum lease payments under non-cancelable subleases as of March 31, 2013 of $4.9 million.

	Data Centers	Office Leases	Total
Fiscal Period:
Remaining nine months ended December 31, 2013	$5,863	$4,842	$10,705
2014	8,417	10,126	18,543
2015	2,417	10,923	13,340
2016	499	11,123	11,622
2017	—	11,302	11,302
Thereafter	—	48,303	48,303
Total minimum lease payments	$17,196	$96,619	$113,815

Lease commitments of $9.6 million related to the lease for our former San Diego office are included in the table above.

Legal Proceedings

From time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our financial position, results of operations or cash flows, except for those matters for which we have recorded a loss contingency. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss.

Generally, our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service and adversely affect our financial condition and results of operations.

(14)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues by geography:
North America	$60,145	$33,930
EMEA (1)	20,304	11,878
Asia Pacific and other	5,490	1,623
Total revenues	$85,939	$47,431

(1) Europe, the Middle East and Africa ("EMEA")

Long-lived assets by geographic area were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Long-lived assets:
North America	$39,800	$30,209
EMEA	12,624	10,513
Asia Pacific and other	1,860	1,620
Total long-lived assets	$54,284	$42,342

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in the form 10-K dated as of, and filed with the Securities and Exchange Commission, or the SEC, on March 8, 2013 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We offer our service under a SaaS business model. Our subscription fee includes access to our suite of applications, access to our platform to build custom applications, and our technical support and management of our cloud-based infrastructure. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generally bill our customers annually in advance. We generate sales through our direct sales team and indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training of customer personnel.

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

To date, we have funded our business primarily with cash flows from operations. We continue to invest in the development of our service, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 1,269 as of March 31, 2013 from 728 as of March 31, 2012.

Key Factors Affecting Our Performance

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships within our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, each entity that has contracted for a separate production instance of our service is counted as a separate customer. As of March 31, 2013 and 2012, our total customer count was 1,640 and 1,074, respectively.

Investment in growth. We have aggressively invested, and intend to continue to invest in, expanding our operations, increasing our headcount and developing technology to support our growth. We expect our total operating expenses to increase in the foreseeable future, particularly as we continue to expand our sales and marketing organizations, further invest in research and development and grow our cloud-based infrastructure to support our growth. We continue to invest in our sales and marketing organization to drive additional revenues and support the growth of our customer base. Any investments we make in our sales and marketing organization and our capacity to deliver our services will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from lost customers, divided by the total annual contract value from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Annual contract value is equal to the first twelve months of expected subscription revenues under a contract. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. Rather, these decreases in annual contract value are netted against upsells. However, in instances where the subscription decrease represents the majority of the customer's annual contract value, we may deem the renewal as a lost customer. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 96% for each of the three months ended March 31, 2013 and 2012.

Upsells. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annual contract value of upsells signed during the period, net of any decreases in annual contract value of renewals during the period, divided by our total annual contract value signed during the period. The upsell rate was 33% and 32% for the three months ended March 31, 2013 and 2012, respectively. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers.

Investment in infrastructure. We have made and will continue to make investments in new equipment to support growth and enhancements at our data centers and expand our office facilities around the world. We will continue to invest in enhancements to our cloud architecture, which are designed to provide our customers with enhanced scalability, data reliability and availability, including the purchase of additional cloud-based infrastructure hardware. We are also evaluating the expansion of our data center locations to address additional geographic markets, which will result in additional investments to our infrastructure if pursued. In addition, we will continue to enter into new office facility leases in the future to accommodate our projected headcount growth at various locations around the world. These new leases may require investments in leasehold improvements, as well as furniture and equipment to support our employees. If we add to our headcount at a faster rate than anticipated, we may incur substantial costs in terminating existing leases to enter into new leases for larger space.

Professional services model. We believe our professional services engagements by us or our partners facilitate the adoption of our subscription service. Beginning in December 2011, we began shifting our pricing model from a fixed-fee basis to a time-and-materials basis and improving the process by which we scope projects and manage resource utilization. As a result of these changes, our gross profit percentage from professional services improved to 3% for the three months ended March 31, 2013 compared to (30)% for the three months ended March 31, 2012.

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

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees which give customers access to our suite of applications, as well as access to our platform to build custom applications. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades offered during the subscription period. In addition, we offer two separately priced enabling technologies, Discovery and Orchestration. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. Our average initial contract term was approximately 32 months and 30 months for the three months ended March 31, 2013 and 2012, respectively. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties typically ranging from 8% to 25% of the first year’s annual contract value. These fees are included in sales and marketing expense.

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Other revenues include customer training and attendance and sponsorship fees for our annual user conference, Knowledge. Prior to 2012, our pricing for professional services was predominantly on a fixed-fee basis. Beginning in December 2011, we began shifting our pricing model to a time-and-materials basis. Going forward, we anticipate the majority of our new business will be priced on a time-and-materials basis. In the three months ended March 31, 2012, the average professional services engagement was seven months. The average professional services engagement completed during the three months ended March 31, 2013 was four months. We bill for our fixed price professional services in installments based on milestones related to the completion of specified projects or specified dates. Our time-and-materials professional services are generally billed monthly in arrears based on actual hours and expenses incurred. Typical payment terms provide our customers pay us within 30 days of invoice.

Professional services revenues are recognized as the services are delivered, which is substantially the same period as the associated costs are incurred.

Refer to “Critical Accounting Policies and Significant Judgments and Estimates” below for further discussion of our revenue recognition accounting policy.

Overhead Allocation

Overhead associated with benefits, facilities, IT costs and depreciation related to our noncloud-based infrastructure is allocated to cost of revenues and operating expenses based on headcount. Depreciation related to our cloud-based infrastructure hardware is included in cost of subscription revenues.

Cost of Revenues

Subscription cost of revenues. Cost of subscription revenues consists primarily of expenses related to hosting our service and providing support to our customers. These expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud-based infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; and allocated overhead.

Professional services and other cost of revenues. Cost of professional services and other revenues consists primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid up-front to our third-party vendors are deferred and amortized to cost of revenues as the professional services are delivered. Fees owed to our third-party vendors are accrued over the same requisite service period. Internal payroll costs are similarly recognized as professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 18% and 52% in the three months ended March 31, 2013 and 2012, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also includes third-party referral fees, marketing and promotional events, including our Knowledge conference, online marketing, product marketing and allocated overhead.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation, and allocated overhead.

General and Administrative Expenses

General and administrative expenses consists primarily of personnel and related expenses for our executive, finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses and stock-based compensation; legal, accounting and other professional services fees; other corporate expenses; and allocated overhead.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets as of March 31, 2013. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Subscription	$71,558	$39,541
Professional services and other	14,381	7,890
Total revenues	85,939	47,431
Cost of revenues(1):
Subscription	18,312	11,012
Professional services and other	13,996	10,224
Total cost of revenues	32,308	21,236
Gross profit	53,631	26,195
Operating expenses(1):
Sales and marketing	38,226	19,307
Research and development	16,039	6,043
General and administrative	12,279	6,427
Total operating expenses	66,544	31,777
Loss from operations	(12,913)	(5,582)
Interest and other income, net	119	492
Loss before provision for income taxes	(12,794)	(5,090)
Provision for income taxes	564	550
Net loss	$(13,358)	$(5,640)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenues:
Subscription	$1,794	$532
Professional services and other	821	192
Sales and marketing	3,985	1,471
Research and development	3,114	661
General and administrative	2,332	1,062

	Three Months Ended March 31,
	2013	2012
Revenues:
Subscription	83%	83%
Professional services and other	17	17
Total revenues	100	100
Cost of revenues:
Subscription	21	23
Professional services and other	16	22
Total cost of revenues	37	45
Gross profit	63	55
Operating expenses:
Sales and marketing	44	41
Research and development	19	13
General and administrative	15	13
Total operating expenses	78	67
Loss from operations	(15)	(12)
Interest and other income, net	—	1
Loss before provision for income taxes	(15)	(11)
Provision for income taxes	1	1
Net loss	(16)%	(12)%

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues by geography
North America	$60,145	$33,930
Europe	20,304	11,878
Asia Pacific and other	5,490	1,623
Total revenues	$85,939	$47,431

	Three Months Ended March 31,
	2013	2012
Revenues by geography
North America	70%	72%
Europe	24	25
Asia Pacific and other	6	3
Total revenues	100%	100%

Comparison of the three months ended March 31, 2013 and 2012

Revenues

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Revenues:
Subscription	$71,558	$39,541	81%
Professional services and other	14,381	7,890	82%
Total revenues	$85,939	$47,431	81%
Percentage of revenues:
Subscription	83%	83%
Professional services and other	17	17
Total	100%	100%

Revenues increased $38.5 million, primarily due to an increase in subscription revenues of $32.0 million driven by an increase in our customer count, additional sales from existing customers, or upsells, and renewals. Total customer count at March 31, 2013 was 1,640 compared to 1,074 at March 31, 2012, an increase of 566 customers, or 53%. Our upsell rate and renewal rate for the trailing twelve months ending March 31, 2013 were 31% and 96%, respectively.

The $6.5 million increase in professional services and other revenues was primarily due to an increase in the services provided to our growing customer base, and improvements in pricing of our fixed-fee and time-and-materials engagements.

Our average total revenues per customer, defined as trailing four quarters' revenues divided by the average number of customers during the trailing four quarters, increased to approximately $198,000 in the three months ended March 31, 2013 compared to approximately $164,000 in the three months ended March 31, 2012.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$18,312	$11,012	66%
Professional services and other	13,996	10,224	37%
Total cost of revenues	$32,308	$21,236	52%
Gross profit percentage:
Subscription	74%	72%
Professional services and other	3%	(30)%
Total gross profit percentage	63%	55%
Gross profit	$53,631	$26,195	105%
Headcount (at period end)
Subscription	234	142	65%
Professional services and other	204	122	67%
Total headcount	438	264	66%

Cost of subscription revenues increased $7.3 million, primarily due to increased personnel-related expenses within our cloud-based infrastructure and support organizations and additional investments in our data centers. Personnel-related expenses increased $5.1 million, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $3.8 million and additional stock-based compensation of $1.3 million. Overhead expenses increased $1.0 million.

Hosting expenses related to our co-location data centers increased by approximately $1.3 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was offset by a decrease of approximately $1.5 million in expenses related to our managed data centers, which we exited and stopped incurring related expenses as of December 31, 2012. Depreciation expense related to our cloud-based infrastructure hardware increased by $1.4 million primarily due to purchases of equipment in our co-location data centers partially offset by a decrease in depreciation expense associated with our managed service data centers. All assets in our managed service data centers had a useful life ending December 31, 2012.
Our subscription gross profit percentage was 74% for the three months ended March 31, 2013 compared to 72% for the three months ended March 31, 2012. We expect our subscription gross profit percentage to be 72% to 73% in the three months ended June 30, 2013, as we continue to invest in our cloud-based infrastructure and support personnel, grow our data center footprint and purchase new equipment to support our growing customer base.

Cost of professional services and other revenues increased $3.8 million during the three months ended March 31, 2013 as compared to the prior year. The overall increase was primarily attributable to increased personnel-related expenses of $4.4 million, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $3.8 million and additional stock-based compensation of $0.6 million, driven by headcount growth and an increase in our stock price. Overhead expenses increased $0.5 million also due to headcount growth. These increases were partially offset by a decrease of $1.6 million in outside services expenses due to a decrease in the work sub-contracted to our partners.

Our professional services and other gross profit (loss) percentage improved to 3% during the three months ended March 31, 2013 compared to (30)% during the three months ended March 31, 2012. We expect our gross profit percentage from professional services and other to be 17% to 19% in the three months ended June 30, 2013. In the three months ended June 30, 2013, we expect to recognize approximately $4.0 million in revenues from Knowledge, our annual user conference, with all expenses recorded in sales and marketing. Excluding revenues from Knowledge, we expect our professional services and other gross profit to decrease slightly relative to the three months ended March 31, 2013. Excluding the revenues from Knowledge makes it easier to compare our professional services and other gross profit in the three months ended March 31, 2013 with our professional services and other gross profit in other quarters.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$38,226	$19,307	98%
Percentage of revenues	44%	41%
Headcount (at period end)	452	270	67%

Sales and marketing expenses increased $18.9 million primarily driven by the expansion of our direct sales team, our annual sales kickoff event, and increases in marketing program expenses to address additional opportunities in new and existing markets. Excluding commissions, personnel related expenses increased $11.3 million, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $8.7 million and additional stock-based compensation of $2.5 million. Overhead expenses also increased $1.1 million due to increased headcount. Commissions increased $3.4 million primarily due to growth in bookings in prior periods and changes made to our commission plans. Commissions and referral fees amounted to 9% and 7% of subscription revenues in three months ended March 31, 2013 and 2012, respectively. These fees are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. In the three months ended March 31, 2013, we incurred expenses of $1.3 million associated with our annual sales kickoff event, which was previously held in July. Marketing program expenses, which include events, advertising and market data, increased $1.3 million.

In the second quarter of 2013, we expect to incur sales and marketing expenses of approximately $8.0 to $9.0 million related to Knowledge, our annual user conference. Excluding the charges related to Knowledge, we expect sales and marketing expenses to increase in terms of dollars but remain relatively flat as a percent of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events. Excluding the charges from Knowledge makes it easier to compare our sales and marketing expenses in the three months ended March 31, 2013 with our sales and marketing expenses in other quarters.

Research and Development

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Research and development	$16,039	$6,043	165%
Percentage of revenues	19%	13%
Headcount (at period end)	231	116	99%

Research and development expenses increased $10.0 million driven by our continued investments in upgrading and extending our service offerings and the development of new technologies. Personnel-related expenses increased $8.3 million, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $5.8 million and additional stock-based compensation of $2.5 million. Overhead expenses also increased $1.4 million due to headcount growth.

We expect research and development expenses to increase in terms of dollars but remain relatively flat as a percent of total revenues as we continue to improve the existing functionality of our service, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
General and administrative	$12,279	$6,427	91%
Percentage of revenues	15%	13%
Headcount (at period end)	148	78	90%

General and administrative expenses increased $5.9 million primarily due to increased headcount, expenses associated with being a public company and our international expansion. Personnel-related expenses increased $4.0 million, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $2.7 million and additional stock-based compensation of $1.3 million, as we added employees to support the growth of our business. Corporate expenses increased by $1.2 million.

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

Interest and Other Income, net

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Interest and other income, net	$119	$492	(76)%
Percentage of revenues	—%	1%

Interest and other income, net, primarily consists of foreign currency transaction gains and losses. The decrease is due to the weakening of the U.S. dollar compared to the prior year, offset by an increase in interest income of $0.1 million from the increased balance of our marketable securities.

While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may hedge selected significant transactions denominated in currencies other than the U.S. dollar in the future.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Income before income taxes	$(12,794)	$(5,090)	151%
Provision for income taxes	564	550	3%
Effective tax rate	(4)%	(11)%

Our effective tax rate increased to (4)% for the three months ended March 31, 2013 from (11)% for the three months ended March 31, 2012, due to a higher proportion of earnings in jurisdictions with higher statutory tax rates and a loss from U.S. operations in the three months ended March, 31, 2013 compared to the same period in the prior year.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$15,023	$16,079
Net cash used in investing activities	(11,011)	(23,894)
Net cash provided by financing activities	22,621	19,927
Net increase in cash and cash equivalents, net of impact of exchange rates on cash	25,793	12,052

At March 31, 2013, we had $144.8 million in cash and cash equivalents, of which $22.1 million represented cash located outside the United States. We also had $194.1 million in short-term investments consisting of commercial paper and corporate debt securities.

Based on our current level of operations and anticipated growth, we believe our current cash, cash equivalents and short-term investments, and cash flows from operating activities will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2013 was $15.0 million, reflecting our net loss of $13.4 million, adjusted by non-cash charges including $12.0 million for stock-based compensation, $5.4 million for the amortization of deferred commissions, $4.4 million for depreciation and amortization and $0.3 million for lease abandonment costs, and non-cash benefits including $1.9 million tax benefit from exercise of stock options and changes in our operating assets and liabilities. Our overall net change in operating assets and liabilities was primarily comprised of an increase of $25.7 million in deferred revenue and a decrease of $3.9 million in prepaid expenses and other assets, offset by a $2.9 million increase in accounts receivable, a $9.3 million increase in deferred commissions, a decrease of $1.5 million in accounts payable and a $9.0 million decrease in accrued liabilities. The increases in deferred revenue, deferred commissions and accounts receivable were primarily due to increased sales in the three months ended March 31, 2013. The decrease in prepaid expenses and other current assets is primarily due to the income tax withholdings received from employees associated with stock options exercised in December 2012, partially offset by vendor deposits made for our annual user conference, Knowledge, which will be held in May 2013. The decrease in accounts payable and accrued liabilities is primarily due to payment of certain indirect taxes in the three months ended March 31, 2013 and decrease in payroll withholdings from the employee stock purchase plan due to purchases of common stock in February 2013.

Net cash provided by operating activities in the three months ended March 31, 2012 reflected our net loss of $5.6 million, adjusted by non-cash charges including $3.9 million for stock-based compensation, $2.3 million for the amortization of deferred commissions and $2.0 million for depreciation, and changes in our working capital. The fluctuations in our operating assets and liabilities were primarily attributed to an increase of $11.0 million in deferred revenue and a decrease of $4.2 million in prepaid expenses and other current assets, partially offset by a $5.3 million increase in deferred commissions. The increases in deferred revenue and deferred commissions were primarily due to increased sales in the three months ended March 31, 2012. The decrease in prepaid expenses and other current assets was due to the settlement of our Chief Product Officer's outstanding receivable for withholding taxes associated with the sale of Series C and Series D preferred stock.

 Investing Activities

In the three months ended March 31, 2013, cash used in investing activities was primarily attributed to cash paid for capital expenditures of $10.4 million primarily related to the purchase of cloud-based infrastructure hardware to support the expansion of our data centers as well as investments in leasehold improvements and furniture and equipment to support our headcount growth. The purchase of $55.9 million in short-term investments was offset by maturities of $55.4 million.

In the three months ended March 31, 2012, cash used in investing activities was primarily attributable to the purchase of $15.3 million in short-term investments and cash paid for capital expenditures of $8.6 million primarily related to the purchase of cloud-based infrastructure hardware to support the expansion of our data centers.

Financing Activities

Our financing activities have primarily consisted of equity issuances, including excess tax benefits from stock award activities.

In the three months ended March 31, 2013, cash provided by financing activities primarily consisted of $21.5 million in proceeds from the issuance of common stock from employee stock plans and $1.9 million of excess tax benefits from the exercise of stock options.

In the three months ended March 31, 2012, cash provided by financing activities primarily consisted of $17.9 million in gross proceeds from the issuance of 1,750,980 shares of common stock at a price of $10.20 per share through a private placement with a new stockholder and $1.3 million in proceeds from the issuance of common stock through the exercise of employee stock options.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following table represents our known contractual obligations as of March 31, 2013, aggregated by type:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases:
Data centers(1)	$17,196	$5,863	$10,834	$499	$—
Facilities space(2)	96,619	4,842	21,049	22,425	48,303
Total operating leases	$113,815	$10,705	$31,883	$22,924	$48,303

(1)	Operating leases for data centers represent our principal commitment for data center facilities and bandwidth.

(2)
Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space. Lease commitments of $9.6 million related to the lease for our former San Diego office are also included in the table above.

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

Subscription revenues are recognized ratably over the contract term beginning on the commencement date of each contract, which is the date we make our service available to our customers. Once our service is available to customers, amounts due are recorded in accounts receivable and in deferred revenue. Our professional services are primarily priced on a time-and-materials basis. Professional services and other revenues are recognized as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, professional services revenues and the associated costs are deferred until all acceptance criteria have been met.

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

We have multiple element arrangements comprised of subscription fees and professional services. We account for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. Our subscription service has standalone value as it is routinely sold separately by us. In determining whether professional services have standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer's satisfaction with the professional services work. Our professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, customers independently contract with third-party vendors to do the implementation and we regularly outsource implementation services to contracted third-party vendors. As a result, we concluded professional services, including implementation and configuration services, have standalone value. Our application is fully functional without any additional development, modification or customization. We provide customers access to our subscription service at the beginning of the contract term.

We determine the selling price of each deliverable in the arrangement using the relative-selling price method based on the selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. The selling price for each unit of account is based on the BESP since VSOE and TPE are not available for our subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and pricing practices. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of account based on the relative selling price. The method used to determine the BESP for our subscription service is consistent with the method used to determine prices for our services that are sold regularly on a standalone basis. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analyses. We price our subscription service using a scaled model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. The BESP for our subscription service is based upon the historical selling price of these deliverables.

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

Stock-Based Compensation

We measure compensation expense for all stock-based payments made to employees and directors based on the fair value of the award as of the date of grant. The expense is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We estimate forfeitures based upon our historical experience. At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change. We use the Black-Scholes option-pricing model to determine the fair value of our stock options and employee stock purchase plan, or ESPP, awards. For restricted stock units, the fair value of the award is determined based on the fair value of our common stock on the grant date.

Determining the fair value under the Black-Scholes model requires the use of inputs that are subjective and generally require significant analysis and judgment to develop. These inputs include the fair value of our common stock, expected volatility, expected term, risk-free interest rate, and expected dividend yield, which are estimated as follows:

•
Fair value of our common stock: Because our stock was not publicly traded prior to our initial public offering, we estimated the fair value of our common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following our initial public offering in June 2012, our common stock was valued by reference to its publicly traded price.

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

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling. Revenues outside of North America as a percentage of total revenues were 30% and 28% during the three months ended March 31, 2013 and 2012, respectively. Changes in exchange rates may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the most part, we are unable to accurately forecast the changes in exchange rates and consequent gains and losses from such fluctuations. We recognized a foreign currency net loss of $0.1 million in the three months ended March 31, 2013. We recognized foreign currency net gains of $0.5 million in the three months ended March 31, 2012. While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

We do not believe that a 10% decline in the value of the U.S. dollar as measured against the other currencies in which our transactions are denominated would have a material impact on our financial results for the three months ended March 31, 2013. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity

The primary objectives of our investment activities are the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio for the three months ended March 31, 2013. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

ITEM 4.     CONTROLS AND PROCEDURES

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.    RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

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

We continue to experience rapid growth in our customer base and have significantly expanded our operations during the last several years. In particular, we are aggressively investing in: significant expansion of our cloud-based infrastructure and associated service capacity; our global sales, marketing and operations activities and personnel; and additional office facility lease commitments and administrative employees. Our employee headcount has increased to 1,269 as of March 31, 2013 from 728 as of March 31, 2012. We signed new leases for a larger corporate office in San Diego in February 2012, additional office space in Amsterdam in September 2012, in Santa Clara in November 2012 and in London in December 2012. In addition, we hired new senior management in 2011 and 2012. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our sales force, facilities, infrastructure and operations, and refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. For instance, in 2012 we implemented a new financial enterprise resource planning system to help manage our future growth and are in the process of integrating that system with our customer relationship management system. If we fail to efficiently expand our sales force, operations, cloud-based infrastructure or IT and financial systems, or if we fail to implement or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing service, develop new applications, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, as our operating expenses increase in anticipation of the growth of our business, if such growth does not meet our expectations, our financial results likely would be harmed.

We have a limited history of operating profits, did not generate a profit in the three months ended March 31, 2013, and may not achieve or maintain profitability in the future.

We have not been consistently profitable on a quarterly or annual basis and experienced a net loss of $13.4 million for the three months ended March 31, 2013. As of March 31, 2013, our accumulated deficit was $118.8 million. While we have experienced significant revenue growth over recent periods, this growth rate is likely to decrease and we may not return to profitability. Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, and as a result, we do not expect to be profitable for the foreseeable future. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We need to continue to invest in enhancements to our cloud-based infrastructure and if our required investments are greater than anticipated or fail to yield anticipated cost savings and performance benefits, our financial results will be negatively impacted.

We have made and will continue to make substantial investments in new cloud-based infrastructure hardware to support growth at our data centers, provide enhanced levels of service to our customers and reduce future costs of subscription revenues. In the three months ended March 31, 2013, we purchased $9.6 million in cloud-based infrastructure hardware for use in our data centers. Ongoing improvements to our cloud-based infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior cloud-based infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

We may not timely and effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.

Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our service grows. As our customers gain more experience with our service, the number of users and transactions managed by our service, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the number of processes and systems managed by our service on behalf of these customers have in some cases, and may in the future, expand rapidly. Recently, a few of our largest customers have experienced reduced levels of availability, performance and functionality due to the scale at which they have implemented our service. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to develop and implement new technologies in our service and cloud-based infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. We are also dependent upon open source and other third-party technologies and may be unable to quickly effect changes to such technologies, which may prevent us from rapidly responding to evolving customer requirements. To the extent that we do not effectively scale our service and operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our service, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our services and we may be unable to compete as effectively and our business and operating results may be harmed.

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

We target our sales efforts at large enterprises, which we define as companies with over $750 million in revenues and a minimum of 200 IT employees. For instance, we derived approximately 11% of our revenues from large enterprise customers in the financial services industry for the three months ended March 31, 2013. Because our large enterprise customers are often making an enterprise-wide decision to deploy our service, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Large enterprises often undertake a prolonged evaluation of our service, including whether the customer needs professional services performed by us or a third party for its unique IT and business process needs, and a comparison of our service to products offered by our competitors. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our service widely enough across their organization to justify our substantial upfront investment. It is possible in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and expand into functional areas outside of the traditional ITIL processes. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

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

Increasing our customer base and achieving broader market acceptance of our service will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From March 31, 2012 to March 31, 2013, our sales and marketing organization increased from 270 to 452 employees. We plan to continue to expand our direct sales force both domestically and internationally. We believe there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of expansion in our sales force, we cannot predict whether or to what extent our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud-based infrastructure engineers in San Diego, San Jose, Seattle, London and Amsterdam, our primary operating locations, is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

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

From three months ended March 31, 2009 to the three months ended March 31, 2013, our revenues grew from $5.2 million to $85.9 million. We expect that, in the future, as our revenues increase to higher levels, our revenue growth rate will decline. However, we may not be able to generate sufficient revenues to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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

Our professional services business, which performs implementation and configuration of our subscription service and training for our customers, has grown as our revenues from subscriptions have grown. We believe our investment in professional services facilitates the adoption of our subscription service. As a result, our sales efforts have been focused primarily on our subscription service, rather than the profitability of our professional services business. Historically, our pricing for professional services was predominantly on a fixed-fee basis and the cost of the time and materials incurred to complete these services was greater than the amount charged to the customer. These factors contributed to our gross profit and loss percentages from professional services and other of 3% and (30)% for the three months ended March 31, 2013 and 2012. If we are unable to manage the growth of our professional services business and sustain our projected utilization rate for our professional services personnel, our operating results, including our profit margins, will be harmed.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 30% of our total revenues for the three months ended March 31, 2013, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $43.99 through April 30, 2013. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of April 30, 2013, our directors, officers and their respective affiliates beneficially owned in the aggregate approximately 41% of our outstanding voting stock, including approximately 14% controlled by persons affiliated with Sequoia Capital and approximately 13% controlled by persons affiliated with JMI Equity. Together, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
As of March 31, 2013, we have used $94.9 million of the proceeds from the IPO for additions to and expansions of our data center operations, to build out our office facilities, and for working capital and other general corporate purposes. Pending the use of proceeds from the IPO, we have invested the net proceeds in short-term, interest-bearing, investment-grade securities. Our management has broad discretion in the application of the net proceeds from the IPO and investors will be relying on the judgment of our management regarding the application of the proceeds.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance Document.				X
101.SCH**	XBRL Taxonomy Extension Schema Document.				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*    The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
**    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of Sections 11 or 12 of the Securities Act, are deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICENOW, INC.

Date: May 8, 2013	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 8, 2013	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)