Form 10-Q
period 2013-06-30
ServiceNow, Inc.
filed 2013-08-07
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of July 31, 2013, there were approximately 136.8 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,233	$118,989
Short-term investments	133,547	195,702
Accounts receivable, net	92,765	78,163
Current portion of deferred commissions	21,171	14,979
Prepaid expenses and other current assets	9,093	14,256
Total current assets	376,809	422,089
Deferred commissions, less current portion	13,786	11,296
Long-term investments	92,342	—
Property and equipment, net	57,253	42,342
Other assets	2,143	2,387
Total assets	$542,333	$478,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,016	$9,604
Accrued expenses and other current liabilities	46,791	48,059
Current portion of deferred revenue	192,365	153,964
Total current liabilities	249,172	211,627
Deferred revenue, less current portion	17,675	16,397
Other long-term liabilities	7,591	6,685
Total liabilities	274,438	234,709
Stockholders’ equity:
Common stock	136	126
Additional paid-in capital	409,842	348,803
Accumulated other comprehensive loss	(1,832)	(36)
Accumulated deficit	(140,251)	(105,488)
Total stockholders’ equity	267,895	243,405
Total liabilities and stockholders’ equity	$542,333	$478,114

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Subscription	$80,376	$46,820	$151,934	$86,361
Professional services and other	21,846	9,954	36,227	17,844
Total revenues	102,222	56,774	188,161	104,205
Cost of revenues(1):
Subscription	20,219	14,239	38,531	25,251
Professional services and other	15,779	8,652	29,775	18,876
Total cost of revenues	35,998	22,891	68,306	44,127
Gross profit	66,224	33,883	119,855	60,078
Operating expenses(1):
Sales and marketing	52,291	26,909	90,517	46,216
Research and development	17,951	9,272	33,990	15,315
General and administrative	15,325	6,819	27,604	13,246
Total operating expenses	85,567	43,000	152,111	74,777
Loss from operations	(19,343)	(9,117)	(32,256)	(14,699)
Interest and other income (expense), net	(1,323)	41	(1,204)	533
Loss before provision for income taxes	(20,666)	(9,076)	(33,460)	(14,166)
Provision for (benefit from) income taxes	739	(352)	1,303	198
Net loss	$(21,405)	$(8,724)	$(34,763)	$(14,364)
Net loss attributable to common stockholders - basic and diluted	$(21,405)	$(8,878)	$(34,763)	$(14,672)
Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.32)	$(0.26)	$(0.55)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	134,454,085	27,788,547	132,298,095	26,452,100
Other comprehensive loss:
Foreign currency translation adjustments	$(201)	$(468)	$(1,367)	$(536)
Unrealized gain on investments	(475)	(17)	(429)	(17)
Provision for income taxes	—	—	—	60
Other comprehensive loss, net of tax	(676)	(485)	(1,796)	(613)
Comprehensive loss	$(22,081)	$(9,209)	$(36,559)	$(14,977)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues:
Subscription	$1,996	$706	$3,790	$1,238
Professional services and other	1,065	277	1,886	469
Sales and marketing	4,822	2,482	8,807	3,953
Research and development	3,715	1,541	6,829	2,202
General and administrative	3,230	1,451	5,562	2,513

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013		2012
Cash flows from operating activities:
Net loss	$(34,763)		$(14,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,703		4,872
Amortization of premiums on investments, net	2,233		98
Amortization of deferred commissions	11,997		5,344
Stock-based compensation	26,874		10,375
Tax benefit from exercise of stock options	(2,571)		(257)
Deferred tax assets	—		(174)
Bad debt expense	587		—
Lease abandonment costs	326		—
Changes in operating assets and liabilities:
Accounts receivable	(15,891)		(2,723)
Deferred commissions	(20,780)		(13,076)
Prepaid expenses and other current assets	5,842		5,203
Other assets	(247)		(1,956)
Accounts payable	(125)		963
Accrued expenses and other current liabilities	282		1,960
Deferred revenue	40,574		26,786
Other long-term liabilities	718		(33)
Net cash provided by operating activities	24,759		23,018
Cash flows from investing activities:
Purchases of property and equipment	(22,235)		(20,226)
Purchases of investments	(184,763)		(23,919)
Sale of investments	43,298		1,025
Maturities of investments	107,451	(1)	—
Restricted cash	(163)		8
Net cash used in investing activities	(56,412)		(43,112)
Cash flows from financing activities:
Offering costs in connection with follow-on offering	(698)		—
Proceeds from employee stock plans	31,830		2,133
Proceeds from early exercise of stock options	—		1,024
Tax benefit from exercise of stock options	2,571		257
Net proceeds from issuance of common stock	—		17,848
Purchases of common stock and restricted stock from stockholders	—		(1,960)
Offering costs in connection with initial public offering	—		(1,164)
Net cash provided by financing activities	33,703		18,138
Foreign currency effect on cash and cash equivalents	(806)		(650)
Net increase (decrease) in cash and cash equivalents	1,244		(2,606)
Cash and cash equivalents at beginning of period	118,989		68,088
Cash and cash equivalents at end of period	$120,233		$65,482
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	(3,309)		5,723

(1)
Maturities of investments include the effect of the correction of an immaterial error of $3.0 million related to securities that were improperly classified as short-term investments instead of cash and cash equivalents as of December 31, 2012.

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2012 is derived from audited financial statements as of that date however does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

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

Revenue Recognition

We derive our revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service and related support and includes updates to the subscribed service during the subscription term.

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

We use a signed contract together with either a signed order form or a purchase order, as evidence of an arrangement for a new customer. In subsequent transactions with an existing customer, including an upsell or a renewal, we consider the existing signed contract and either the new signed order form or new purchase order as evidence of an arrangement.

We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, which is the date we make our service available to our customers. Once our service is available to customers, we record amounts due in accounts receivable and in deferred revenue. We price our professional services primarily on a time-and-materials basis. We recognize professional services and other revenues as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, we defer professional services revenues and the associated costs until all acceptance criteria have been met.

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

We have multiple element arrangements comprised of subscription fees and professional services. We account for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have concluded that our subscription service has standalone value as it is routinely sold separately by us. In addition, the applications offered through this subscription service are fully functional without any additional development, modification or customization. We provide customers access to our subscription service at the beginning of the contract term. In determining whether professional services have standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer's satisfaction with the professional services work. Our professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, customers independently contract with third-party vendors to do the implementation and we regularly outsource implementation services to contracted third-party vendors. As a result, we concluded professional services, including implementation and configuration services, have standalone value.

We determine the selling price of each deliverable in the arrangement using the selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. The selling price for each unit of account is based on the BESP since VSOE and TPE are not available for our subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analyses. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of account based on the relative selling price. We price our subscription service using a scaled model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users.

In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers’ own servers without significant penalty. We have analyzed all of the elements in these particular multiple element arrangements and determined we do not have sufficient VSOE of fair value to allocate revenue to our subscription service and professional services. We defer all revenue under the arrangement until the last element in the transaction has been delivered or started to be delivered.

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

Investments

Investments consist of commercial paper, corporate notes and bonds and U.S. government agency securities. We classify investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are in accumulated other comprehensive income (loss), a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest and other income (expense), net in the condensed consolidated statements of comprehensive loss.

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

 Capitalized Software Costs

Costs incurred to develop our internal administration, finance and accounting systems are capitalized during the application development stage and amortized over the software’s estimated useful life of three to five years. During the three months ended June 30, 2013 and 2012, we capitalized $1.0 million and $1.1 million in software development costs, respectively, and during the six months ended June 30, 2013 and 2012, we capitalized $1.7 million and $1.2 million, respectively.

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

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan, or ESPP, on a straight-line basis over the offering period. Compensation expense is recognized, net of forfeiture activity estimated to be 4% annually. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of restricted stock unit awards using the value of our common stock on the date of grant. Refer to Note 10 for further information.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash equivalents, investments and accounts receivable. We maintain cash, cash equivalents and investments at financial institutions that management believes to have good credit ratings and represent minimal risk of loss of principal. We invest in securities with a minimum rating of A by Standard & Poor's and A-2 by Moody's.

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries. As of June 30, 2013 and December 31, 2012, there were no customers that represented more than 10% of our accounts receivable balance. During the three and six months ended June 30, 2013 and 2012, there were no customers that individually exceeded 10% of our revenues.

We review the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when we become aware of a specific customer’s inability to meet its financial obligation and all collection efforts are exhausted. As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $1.3 million and $0.7 million, respectively.

Warranties and Indemnification

Our cloud-based service to automate enterprise IT operations is typically warranted to perform in material conformance with specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our platform including an assessment of the impact, if any, of any known service disruptions. As of June 30, 2013 and December 31, 2012, the service level credit accrual was $0.9 million and $1.2 million, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for us on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impacts of this new guidance.

(3)    Investments

The following is a summary of our investments (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$41,484	$1	$(3)	$41,482
Corporate notes and bonds	208,345	1	(533)	207,813
Total available-for-sale securities	$249,829	$2	$(536)	$249,295

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$72,850	$—	$(15)	$72,835
Corporate notes and bonds	158,038	8	(98)	157,948
U.S. government agency securities	1,001	—	—	1,001
Total available-for-sale securities	$231,889	$8	$(113)	$231,784

As of June 30, 2013, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by contractual maturity, are as follows:

June 30, 2013
Due in 1 year or less	$156,953
Due in 1 year through 3 years	92,342
Total	$249,295

As of June 30, 2013 and December 31, 2012, we had certain available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment types (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,879	$(3)	$36,753	$(15)
Corporate notes and bonds	201,282	(533)	137,558	(98)
Total	$218,161	$(536)	$174,311	$(113)

(4)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Computer equipment and software	$66,954	$46,541
Furniture and fixtures	7,957	4,691
Leasehold improvements	4,297	2,649
Construction in progress	3,042	4,855
	82,250	58,736
Less: Accumulated depreciation	(24,997)	(16,394)
Total property and equipment, net	$57,253	$42,342

Construction in progress consists primarily of in-process software development costs. Depreciation expense for the three months ended June 30, 2013 and 2012 was $5.3 million and $2.8 million, respectively, and for the six months ended June 30, 2013 and 2012 was $9.7 million and $4.9 million, respectively.

(5)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Bonuses and commissions	$12,495	$10,999
Accrued compensation	10,401	18,392
Other employee expenses	9,120	7,796
Current portion of facility exit obligation	1,270	1,515
Other	13,505	9,357
Total accrued expenses and other current liabilities	$46,791	$48,059

(6)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Foreign currency translation adjustment	$(1,298)	$69
Net unrealized loss on investments	(534)	(105)
Accumulated other comprehensive loss, net of tax	$(1,832)	$(36)

Reclassification adjustments out of accumulated other comprehensive income into net loss were immaterial for all periods presented.

(7)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$61,688	$—	$—	$61,688
Money market funds	35,139	—	—	35,139
Commercial paper	—	23,406	—	23,406
Short-term investments:
Commercial paper	—	18,076	—	18,076
Corporate notes and bonds	—	115,471	—	115,471
Long-term investments:
Corporate notes and bonds	—	92,342	—	92,342
Total	$96,827	$249,295	$—	$346,122

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$47,478	$—	$—	$47,478
Money market funds	35,429	—	—	35,429
Commercial paper	—	36,082	—	36,082
Short-term investments:
Commercial paper	—	36,753	—	36,753
Corporate notes and bonds	—	157,948	—	157,948
U.S. government agency securities	—	1,001	—	1,001
Total	$82,907	$231,784	$—	$314,691

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

(8)    Common Stock

We are authorized to issue 600,000,000 shares of common stock as of June 30, 2013. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors.

As of June 30, 2013, we had 136,184,930 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

June 30, 2013
Stock option plans:
Options outstanding	27,534,924
RSUs	3,861,621
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	14,503,064
2012 Employee Stock Purchase Plan(1)	5,816,183
Total reserved shares of common stock for future issuance	51,715,792

(1)	Refer to Note 9 for a description of these plans.

(9)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of June 30, 2013, there were 54,803,652 total shares of common stock authorized for issuance under the 2005 Plan, which includes shares already issued under such plan and shares reserved for issuance pursuant to outstanding options and RSUs.

Our 2012 Equity Incentive Plan, or 2012 Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent that outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year as determined by the board of directors. As of June 30, 2013, there were 20,695,173 total shares of common stock authorized for issuance under the 2012 Plan.

Our 2012 Employee Stock Purchase Plan, or 2012 ESPP, authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year until January 1, 2022, by up to 1% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. As of June 30, 2013, we had 6,263,677 total shares of common stock reserved for issuance under the 2012 ESPP.

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

A summary of the stock option activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	36,115,460	$5.05
Granted	1,432,066	32.85
Exercised	(9,119,736)	2.68		$279,611
Cancelled	(892,866)	8.59
Outstanding at June 30, 2013	27,534,924	$7.16	8.10	$914,853
Vested and expected to vest as of June 30, 2013	26,833,620	$7.03	8.04	$895,170
Vested and exercisable as of June 30, 2013	9,190,714	$3.60	7.41	$338,155

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date per share fair value of options granted was $16.11 for the six months ended June 30, 2013. The total fair value of shares vested was $20.2 million for the six months ended June 30, 2013.

As of June 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $78.1 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2013 was 2.67 years.

Under our 2005 Plan, we issue shares of restricted stock as a result of the cash exercise of unvested stock options. The proceeds initially are recorded as a liability from the early exercise of stock options and reclassified to common stock as our repurchase right lapses. A summary of the restricted stock activity for the six months ended June 30, 2013 is as follows:

	Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2012	235,066	$1.49
Early exercised	—	—
Vested	(84,544)	1.65
Repurchased	—	—
Balance at June 30, 2013	150,522	$1.40

RSUs

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,457,870	$16.89
Granted	2,731,294	31.97
Vested	(250,000)	10.35		$9,880
Forfeited	(77,543)	32.35
Outstanding at June 30, 2013	3,861,621	$27.67	3.67	$155,971
Expected to vest as of June 30, 2013	3,548,910		3.67	$143,340

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of June 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $89.1 million and the weighted-average remaining vesting period was 3.67 years.

(10)    Stock-Based Compensation

We use the Black-Scholes options pricing model to estimate the fair value of our stock-based awards. This model incorporates various assumptions including expected volatility, expected term, risk-free interest rates and expected dividend yields. The following weighted-average assumptions were used for each respective period to calculate our stock-based compensation for each stock option grant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options:
Expected volatility	52%	54% - 55%	52%	54% - 57%
Expected term (in years)	5.77	6.04	5.98	6.04
Risk-free interest rate	0.91% - 1.36%	0.90% - 1.17%	0.91% - 1.36%	0.90% - 1.18%
Dividend yield	—	—	—	—

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
ESPP:
Expected volatility	35%	42%	35% - 42%	42%
Expected term (in years)	0.50	0.58	0.50	0.58
Risk-free interest rate	0.11%	0.16%	0.11% - 0.16%	0.16%
Dividend yield	—	—	—	—

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

(11)    Net Loss Per Share Attributable to Common Stockholders

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(21,405)	$(8,724)	$(34,763)	$(14,364)
Accretion of redeemable convertible preferred stock	—	(154)	—	(308)
Net loss attributable to common stockholders—basic and diluted	$(21,405)	$(8,878)	$(34,763)	$(14,672)
Denominator:
Weighted-average shares outstanding—basic and diluted	134,454,085	27,788,547	132,298,095	26,452,100
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.32)	$(0.26)	$(0.55)
Diluted	$(0.16)	$(0.32)	$(0.26)	$(0.55)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	June 30,
	2013	2012
Common stock options	27,534,924	38,134,900
Convertible preferred stock	—	83,703,016
Restricted stock units	3,861,621	1,032,304
Common stock subject to repurchase	150,522	473,103
ESPP obligations	268,910	701,671
Total potentially dilutive securities	31,815,977	124,044,994

(12)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjust the provision for discrete tax items recorded in the period. Our effective tax rate for the three and six months ended June 30, 2013 was (4)%, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, a foreign tax rate differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes.
Our effective tax rate for the three and six months ended June 30, 2012 was 4% and (1)%, respectively. The lower tax rate was primarily attributable to a foreign tax rate differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes and California tax credits.
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

(13)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. Annual future minimum payments under these operating leases as of June 30, 2013 (in thousands) are presented in the table below. Included in the table below are future minimum lease payments under non-cancelable subleases as of June 30, 2013 of $3.8 million.

	Data Centers	Office Leases	Total
Fiscal Period:
Remaining six months ended December 31, 2013	$4,316	$2,769	$7,085
2014	9,309	9,591	18,900
2015	2,990	11,344	14,334
2016	767	11,571	12,338
2017	57	11,761	11,818
Thereafter	—	49,354	49,354
Total minimum lease payments	$17,439	$96,390	$113,829

Lease commitments of $9.2 million related to the lease for our former San Diego office, which we exited in 2012, are included in the table above.

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

(14)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues by geography:
North America	$71,855	$40,685	$132,001	$74,616
EMEA (1)	24,478	14,016	45,741	25,893
Asia Pacific and other	5,889	2,073	10,419	3,696
Total revenues	$102,222	$56,774	$188,161	$104,205

(1) Europe, the Middle East and Africa, or EMEA

Long-lived assets by geographic area were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Long-lived assets:
North America	$42,910	$30,209
EMEA	12,848	10,513
Asia Pacific and other	1,495	1,620
Total long-lived assets	$57,253	$42,342

(15)   Subsequent Event

On July 1, 2013, we acquired for cash all outstanding stock of Mirror42 B.V., a cloud-based performance analytics company, for total purchase consideration of $13.3 million. Our accounting and analysis of this transaction is pending completion.

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

We offer our service under a SaaS business model. Our subscription fees include access to the ordered subscription service and related support and include updates of the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generally bill our customers annually in advance. We generate sales through our direct sales team and indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training of customer personnel.

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

To date, we have funded our business primarily with cash flows from operations. We continue to invest in the development of our service, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 1,443 as of June 30, 2013 from 882 as of June 30, 2012.

Key Factors Affecting Our Performance

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships within our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, each entity that has contracted for a separate production instance of our service is counted as a separate customer. As of June 30, 2013 and 2012, our total customer count was 1,778 and 1,201, respectively.

Upsells. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annual contract value of upsells signed during the period, net of any decreases in annual contract value of renewals during the period, divided by our total annual contract value signed during the period. The upsell rate was 25% and 36% for the three months ended June 30, 2013 and 2012, respectively, and 28% and 34% for the six months ended June 30, 2013 and 2012, respectively. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from lost customers, divided by the total annual contract value from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Annual contract value is equal to the first twelve months of expected subscription revenues under a contract. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. Rather, these decreases in annual contract value are netted against upsells. However, in instances where the subscription decrease represents the majority of the customer's annual contract value, we may deem the renewal as a lost customer. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 94% and 95% for the three months ended June 30, 2013 and 2012, respectively, and 95% and 96% for the six months ended June 30, 2013 and 2012, respectively.

Investment in growth. We have invested, and intend to continue to invest in, expanding our operations, including increasing our headcount, expanding our cloud-based infrastructure and developing technology to support our growth. We may also enter into acquisition transactions. We expect our total operating expenses to increase in the foreseeable future in terms of dollars, however decline as a percent of total revenues.

Professional services model. We believe our professional services engagements by us or our partners facilitate the adoption of our subscription service. Beginning in December 2011, we began shifting our pricing model from a fixed-fee basis to a time-and-materials basis and improving the process by which we scope projects and manage resource utilization.

Platform adoption. Our customers can purchase access to our suite of applications and may also purchase access to our platform to create customer-built extensions to our suite of applications or to develop custom applications. Though in the near term we expect our revenue growth to be primarily driven by the pace of adoption and penetration of our suite of applications, we are investing resources to enhance the development capabilities of our platform. We believe the extensibility and simplicity of our platform is resulting in an increased use of our platform by our customers to create extensions of our applications or custom applications, and will enhance our ability to acquire new customers, increase upsells and sustain high renewal rates.

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service and related support and includes updates of the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades offered during the subscription period. In addition, we offer two separately priced enabling technologies, Discovery and Orchestration. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. Our average initial contract term was approximately 32 months for the three and six months ended June 30, 2013 and 33 months for the three and six months ended June 30, 2012. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties typically ranging from 2% to 25% of the first year’s annual contract value. These fees are included in sales and marketing expense.

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Other revenues include customer training and attendance and sponsorship fees for our annual user conference, Knowledge. Prior to 2012, our pricing for professional services was predominantly on a fixed-fee basis. Beginning in December 2011, we began shifting our pricing model to a time-and-materials basis. Going forward, we anticipate the majority of our new business will be priced on a time-and-materials basis. In the three and six months ended June 30, 2012, the average professional services engagement was six months. The average professional services engagement completed during the three and six months ended June 30, 2013 was four months. We bill for our fixed price professional services in installments based on milestones related to the completion of specified projects or specified dates. Our time-and-materials professional services are generally billed monthly in arrears based on actual hours and expenses incurred. Typical payment terms provide our customers pay us within 30 days of invoice.

Professional services revenues are recognized as the services are delivered, which is substantially the same period as the associated costs are incurred.

Refer to “Critical Accounting Policies and Significant Judgments and Estimates” below for further discussion of our revenue recognition accounting policy.

Overhead Allocation

Overhead associated with benefits, facilities and IT costs is allocated to cost of revenues and operating expenses based on headcount.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid up-front to our third-party vendors are deferred and amortized to cost of revenues as the professional services are delivered. Fees owed to our third-party vendors are accrued over the same requisite service period. Internal payroll costs are similarly recognized as professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors was $3.0 million and $1.8 million in the three months ended June 30, 2013 and 2012, respectively, and $5.6 million and $5.9 million in the six months ended June 30, 2013 and 2012, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets as of June 30, 2013. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Subscription	$80,376	$46,820	$151,934	$86,361
Professional services and other	21,846	9,954	36,227	17,844
Total revenues	102,222	56,774	188,161	104,205
Cost of revenues(1):
Subscription	20,219	14,239	38,531	25,251
Professional services and other	15,779	8,652	29,775	18,876
Total cost of revenues	35,998	22,891	68,306	44,127
Gross profit	66,224	33,883	119,855	60,078
Operating expenses(1):
Sales and marketing	52,291	26,909	90,517	46,216
Research and development	17,951	9,272	33,990	15,315
General and administrative	15,325	6,819	27,604	13,246
Total operating expenses	85,567	43,000	152,111	74,777
Loss from operations	(19,343)	(9,117)	(32,256)	(14,699)
Interest and other income (expense), net	(1,323)	41	(1,204)	533
Loss before provision for income taxes	(20,666)	(9,076)	(33,460)	(14,166)
Provision for (benefit from) income taxes	739	(352)	1,303	198
Net loss	$(21,405)	$(8,724)	$(34,763)	$(14,364)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues:
Subscription	$1,996	$706	$3,790	$1,238
Professional services and other	1,065	277	1,886	469
Sales and marketing	4,822	2,482	8,807	3,953
Research and development	3,715	1,541	6,829	2,202
General and administrative	3,230	1,451	5,562	2,513

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Subscription	79%	82%	81%	83%
Professional services and other	21	18	19	17
Total revenues	100	100	100	100
Cost of revenues:
Subscription	20	25	20	24
Professional services and other	15	15	16	18
Total cost of revenues	35	40	36	42
Gross profit	65	60	64	58
Operating expenses:
Sales and marketing	51	47	48	44
Research and development	18	16	18	15
General and administrative	15	12	15	13
Total operating expenses	84	75	81	72
Loss from operations	(19)	(15)	(17)	(14)
Interest and other income, net	(1)	—	(1)	—
Loss before provision for income taxes	(20)	(15)	(18)	(14)
Provision for income taxes	1	(1)	1	—
Net loss	(21)%	(14)%	(19)%	(14)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues by geography
North America	$71,855	$40,685	$132,001	$74,616
EMEA (1)	24,478	14,016	45,741	25,893
Asia Pacific and other	5,889	2,073	10,419	3,696
Total revenues	$102,222	$56,774	$188,161	$104,205

(1) Europe, the Middle East and Africa, or EMEA

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues by geography
North America	70%	72%	70%	72%
EMEA	24	25	24	25
Asia Pacific and other	6	3	6	3
Total revenues	100%	100%	100%	100%

Comparison of the three months ended June 30, 2013 and 2012

Revenues

	Three Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Revenues:
Subscription	$80,376	$46,820	72%
Professional services and other	21,846	9,954	119%
Total revenues	$102,222	$56,774	80%
Percentage of revenues:
Subscription	79%	82%
Professional services and other	21	18
Total	100%	100%

Revenues increased $45.4 million during the three months ended June 30, 2013 compared to the same period in the prior year, primarily due to an increase in subscription revenues of $33.6 million driven by an increase in our customer count, additional sales from existing customers, or upsells, and renewals. Total customer count at June 30, 2013 was 1,778 compared to 1,201 at June 30, 2012, an increase of 577 customers, or 48%. Our upsell rate and renewal rate for the trailing twelve months ending June 30, 2013 were 28% and 96%, respectively.

The $11.9 million increase in professional services and other revenues during the three months ended June 30, 2013 compared to the same period in the prior year. The increase was primarily due to an $8.9 million increase in professional services revenue which resulted from an increase in services provided to our growing customer base, increase in billable utilization and improvements in pricing of our professional services engagements. In addition, revenues from our Knowledge conference increased from $2.0 million for the three months ended June 30, 2012 to $5.0 million for the three months ended June 30, 2013 due to increased sponsorship and paid registration in the current year.

Our average total revenue per customer, defined as trailing four quarters' revenues divided by the average number of customers during the trailing four quarters, increased to approximately $209,000 for the three months ended June 30, 2013 compared to approximately $173,000 for the three months ended June 30, 2012.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$20,219	$14,239	42%
Professional services and other	15,779	8,652	82%
Total cost of revenues	$35,998	$22,891	57%
Gross profit percentage:
Subscription	75%	70%
Professional services and other	28%	13%
Total gross profit percentage	65%	60%
Headcount (at period end)
Subscription	266	176	51%
Professional services and other	239	146	64%
Total headcount	505	322	57%

Cost of subscription revenues increased $6.0 million during the three months ended June 30, 2013 compared to the same period in the prior year, primarily due to increased personnel-related expenses within our cloud-based infrastructure and support organizations and additional investments in our data centers, offset by a decrease in hosting expenses. Personnel-related expenses were $11.8 million during the three months ended June 30, 2013 compared to $7.3 million during the three months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $3.2 million and additional stock-based compensation of $1.3 million.

On December 31, 2012, we completed our migration from the managed services data centers to co-location data centers which decreased our hosting expenses by $0.4 million. Depreciation expense related to our cloud-based infrastructure hardware increased $1.3 million primarily due to purchases of equipment in our co-location data centers partially offset by a decrease in depreciation expense associated with our managed service data centers.
Our subscription gross profit percentage was 75% for the three months ended June 30, 2013 compared to 70% for the three months ended June 30, 2012. We expect our subscription gross profit percentage to decline slightly for the remainder of the year, as we continue to invest in our cloud-based infrastructure and support personnel, grow our data center footprint and purchase new equipment to support our growing customer base.

Cost of professional services and other revenues increased $7.1 million during the three months ended June 30, 2013 as compared to the prior year, primarily due to increased personnel-related expenses. Personnel-related expenses were $11.2 million during the three months ended June 30, 2013 compared to $6.0 million during the three months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $4.4 million and additional stock-based compensation of $0.8 million, driven by headcount growth and an increase in our stock price. Outside service costs increased $1.3 million primarily due to growth in professional services and a corresponding growth in work sub-contracted to our partners as a result of our increase in sales.

Our professional services and other gross profit percentage improved to 28% during the three months ended June 30, 2013 compared to 13% during the three months ended June 30, 2012 due to the increase in revenues from our annual Knowledge user conference. Costs associated with the conference are included in sales and marketing expense. The conference contributed $5 million in revenue, or 21% of the 28% professional services and other gross profit during the three months ended June 30, 2013. During the three months ended June 30, 2012, the conference contributed $2 million in revenue, or 22% of the 13% professional services and other gross profit percentage for the three months ended June 30, 2012. Due to the anticipated increase in headcount in the professional services organization for the remainder of the year, we expect our gross profit percentage from professional services and other to decline slightly.

Sales and Marketing

	Three Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$52,291	$26,909	94%
Percentage of revenues	51%	47%
Headcount (at period end)	512	310	65%

Sales and marketing expenses increased $25.4 million during the three months ended June 30, 2013 compared to the same period in the prior year, primarily driven by the expansion of our direct sales team, our annual Knowledge user conference and increases in marketing program expenses to address additional opportunities in new and existing markets. Excluding commissions, personnel-related expenses were $30.3 million during the three months ended June 30, 2013 compared to $16.9 million during the three months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $11.0 million and additional stock-based compensation of $2.3 million. Overhead expenses increased $1.1 million due to increased headcount. Commissions increased $4.0 million primarily due to growth in bookings in prior periods and current year changes made to our commission plans. Commissions and referral fees amounted to 10% and 8% of subscription revenues for the three months ended June 30, 2013 and 2012, respectively. The majority of these fees are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts.

In addition, expenses related to our annual Knowledge user conference increased $4.7 million, from $3.6 million for the three months ended June 30, 2012 to $8.3 million for the three months ended June 30, 2013, due to attendance more than doubling year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $1.7 million.

We expect sales and marketing expenses to increase for the remainder of the year in terms of dollars however decrease as a percent of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Research and development	$17,951	$9,272	94%
Percentage of revenues	18%	16%
Headcount (at period end)	251	152	65%

Research and development expenses increased $8.7 million during the three months ended June 30, 2013 compared to the same period in the prior year, driven by our continued investments in upgrading and extending our service offerings and the development of new technologies. Personnel-related expenses were $16.0 million during the three months ended June 30, 2013 compared to $8.0 million during the three months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $5.8 million and additional stock-based compensation of $2.2 million.

We expect research and development expenses to increase in terms of dollars however remain relatively flat as a percent of total revenues for the remainder of the year as we continue to improve the existing functionality of our service, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
General and administrative	$15,325	$6,819	125%
Percentage of revenues	15%	12%
Headcount (at period end)	175	98	79%

General and administrative expenses increased $8.5 million during the three months ended June 30, 2013 compared to the same period in the prior year, primarily due to increased headcount, expenses associated with being a public company and our international expansion. Personnel-related expenses were $9.7 million during the three months ended June 30, 2013 compared to $4.7 million during the three months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $3.2 million and additional stock-based compensation of $1.8 million, as we added employees to support the growth of our business. Corporate expenses increased by $2.9 million, of which $0.6 million relates to transaction costs related to the Mirror42 acquisition, which closed on July 1, 2013.

We expect general and administrative expenses to increase for the remainder of the year in terms of dollars however decrease as a percent of revenue as we continue to grow and incur expenses related to being a public company. These expenses include higher legal, corporate insurance and accounting expenses, and the additional expenses of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations.

Interest and Other Income (Expense), net

	Three Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Interest and other income (expense), net	$(1,323)	$41	NM
Percentage of revenues	(1)%	—%	NM

Interest and other income (expense), net, primarily consist of foreign currency transaction gains and losses. The decrease of $1.4 million for the three months ended June 30, 2013 compared to the same period in the prior year includes a decrease in foreign currency transaction gains of $1.6 million. This decrease is due to the strengthening of the U.S. dollar compared to the same period in the prior year and an increase in operations outside of the United States, offset by an increase in interest income of $0.2 million from the increased balance of our marketable securities.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Loss before income taxes	$(20,666)	$(9,076)	128%
Provision for (benefit from) income taxes	739	(352)	(310)%
Effective tax rate	(4)%	4%

Our effective tax rate changed to (4)% for the three months ended June 30, 2013 from 4% for the three months ended June 30, 2012, due to a higher proportion of earnings in jurisdictions with higher statutory tax rates and a higher loss from U.S. operations for the three months ended June 30, 2013 compared to the same period in the prior year.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign restructuring, we expect our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. We consider the earnings of our foreign subsidiaries to be permanently reinvested outside of the United States.

Comparison of the six months ended June 30, 2013 and 2012

Revenues

	Six Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Revenues:
Subscription	$151,934	$86,361	76%
Professional services and other	36,227	17,844	103%
Total revenues	$188,161	$104,205	81%
Percentage of revenues:
Subscription	81%	83%
Professional services and other	19	17
Total	100%	100%

Revenues increased $84.0 million during the six months ended June 30, 2013 compared to the same period in the prior year, primarily due to an increase in subscription revenues of $65.6 million driven by an increase in our customer count, additional sales from existing customers, or upsells, and renewals.

The $18.4 million increase in professional services and other revenues for the six months ended June 30, 2013, was primarily due to a $15.5 million increase in professional services revenues which resulted from an increase in services provided to our growing customer base, increase in billable utilization and improvements in pricing of our professional services engagements. In addition, revenues from our Knowledge conference increased from $2.0 million for the six months ended June 30, 2012 to $5.0 million for the six months ended June 30, 2013 due to increased sponsorship and paid registration in the current year.

Cost of Revenues and Gross Profit Percentage

	Six Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$38,531	$25,251	53%
Professional services and other	29,775	18,876	58%
Total cost of revenues	$68,306	$44,127	55%
Gross profit percentage:
Subscription	75%	71%
Professional services and other	18%	(6)%
Total gross profit percentage	64%	58%
Headcount (at period end)
Subscription	266	176	51%
Professional services and other	239	146	64%
Total headcount	505	322	57%

Cost of subscription revenues increased $13.3 million during the six months ended June 30, 2013 compared to the same period in the prior year, primarily due to increased personnel-related expenses within our cloud-based infrastructure and support organizations and additional investments in our data centers, offset by a decrease in hosting expenses. Personnel-related expenses were $22.4 million during the six months ended June 30, 2013 compared to $12.8 million during the six months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $7.0 million and additional stock-based compensation of $2.6 million. Overhead expenses increased $1.7 million due to headcount growth.

On December 31, 2012, we completed our migration from the managed services data centers to co-location data centers which decreased our hosting expenses by $0.6 million. Depreciation expense related to our cloud-based infrastructure hardware increased $2.7 million primarily due to purchases of equipment in our co-location data centers partially offset by a decrease in depreciation expense associated with our managed service data centers.
Cost of professional services and other revenues increased $10.9 million during the six months ended June 30, 2013 compared to the same period in the prior year, primarily due to increased personnel-related expenses. Personnel-related expenses were $21.0 million during the six months ended June 30, 2013 compared to $11.4 million during the six months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $8.2 million and additional stock-based compensation of $1.4 million, driven by headcount growth and an increase in our stock price. Overhead expenses increased $1.0 million also due to headcount growth.

Our professional services and other gross profit (loss) percentage improved to 18% during the six months ended June 30, 2013 compared to (6)% during the six months ended June 30, 2012 due to the increase in revenues from our annual Knowledge user conference. Costs associated with the conference are included in sales and marketing expense. The conference contributed $5 million in revenue, or 13 percentage points to gross profit, to the professional services and other gross profit percentage for each of the six months ended June 30, 2013 and 2012.

Sales and Marketing

	Six Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$90,517	$46,216	96%
Percentage of revenues	48%	44%
Headcount (at period end)	512	310	65%

Sales and marketing expenses increased $44.3 million during the six months ended June 30, 2013 compared to the same period in the prior year, primarily driven by the expansion of our direct sales team, our annual sales kickoff event, our annual Knowledge user conference and increases in marketing program expenses to address additional opportunities in new and existing markets. Excluding commissions, personnel-related expenses were $56.1 million during the six months ended June 30, 2013 compared to $31.5 million during the six months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $19.8 million and additional stock-based compensation of $4.9 million. Overhead expenses also increased $2.3 million due to increased headcount. Commissions increased $7.4 million primarily due to growth in bookings in prior periods and current year changes made to our commission plans. Commissions and referral fees totaled to 9% and 8% of subscription revenues for the six months ended June 30, 2013 and 2012, respectively. The majority of these fees are primarily deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts.

In addition, expenses related to our annual Knowledge user conference increased $4.7 million from $3.6 million for the six months ended June 30, 2012 to $8.3 million for the six months ended June 30, 2013 due to attendance more than doubling year-over-year. Marketing program expenses, which include events, advertising and market data, increased $3.0 million. Outside services increased $0.9 million primarily due to the increase in contractor expenses related to our growth in foreign countries.

Research and Development

	Six Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Research and development	$33,990	$15,315	122%
Percentage of revenues	18%	15%
Headcount (at period end)	251	152	65%

Research and development expenses increased $18.7 million during the six months ended June 30, 2013 compared to the same period in the prior year, driven by our continued investments in upgrading and extending our service offerings and the development of new technologies. Personnel-related expenses were $30.2 million during the six months ended June 30, 2013 compared to $14.0 million during the six months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $11.7 million and additional stock-based compensation of $4.6 million. Overhead expenses also increased $1.5 million due to headcount growth.

General and Administrative

	Six Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
General and administrative	$27,604	$13,246	108%
Percentage of revenues	15%	13%
Headcount (at period end)	175	98	79%

General and administrative expenses increased $14.4 million during the six months ended June 30, 2013 compared to the same period in the prior year, primarily due to increased headcount, expenses associated with being a public company and our international expansion. Personnel-related expenses were $17.7 million during the six months ended June 30, 2013 compared to $8.7 million during the six months ended June 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $5.9 million and additional stock-based compensation of $3.0 million, as we added employees to support the growth of our business. Overhead and corporate expenses increased $0.9 million and $4.1 million, respectively, primarily due to headcount growth. Included in corporate expenses are $0.6 million in transaction costs related to the Mirror42 acquisition, which closed on July 1, 2013.

Interest and Other Income (Expense), net

	Six Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Interest and other income (expense), net	$(1,204)	$533	(326)%
Percentage of revenues	(1)%	—%

Interest and other income (expense), net, primarily consist of foreign currency transaction gains and losses. The decrease of $1.7 million during the six months ended June 30, 2013 compared to the same period in the prior year includes a decrease in foreign currency transaction gains of $2.1 million. This decrease is due to the strengthening of the U.S. dollar compared to the same period in the prior year and an increase in operations outside of the United States, offset by an increase in interest income of $0.3 million from the increased balance of our marketable securities.

Provision for Income Taxes

	Six Months Ended June 30,		% Change
	2013	2012
	(dollars in thousands)
Loss before income taxes	$(33,460)	$(14,166)	136%
Provision for income taxes	1,303	198	558%
Effective tax rate	(4)%	(1)%

Our effective tax rate changed to (4)% during the six months ended June 30, 2013 from (1)% during the six months ended June 30, 2012, due to a higher proportion of earnings in jurisdictions with higher statutory tax rates and a higher loss from U.S. operations for the six months ended June 30, 2013 compared to the same period in the prior year.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$24,759	$23,018
Net cash used in investing activities	(56,412)	(43,112)
Net cash provided by financing activities	33,703	18,138
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates on cash	1,244	(2,606)

At June 30, 2013, we had $120.2 million in cash and cash equivalents, of which $40.9 million represented cash located outside the United States. We also had $225.9 million in investments consisting of commercial paper and corporate debt securities.

Based on our current level of operations and anticipated growth, we believe our current cash, cash equivalents and short-term investments, and cash flows from operating activities will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $24.8 million, reflecting our net loss of $34.8 million, adjusted by non-cash charges including $26.9 million for stock-based compensation expense, $12.0 million for amortization of deferred commissions, $9.7 million for depreciation, $2.2 million for amortization of premiums on investments and $0.3 million for lease abandonment costs, and non-cash benefits including $2.6 million tax benefit from exercise of stock options and changes in our operating assets and liabilities. Our overall net change in operating assets and liabilities was $10.4 million and primarily comprised of a $40.6 million increase in deferred revenue and a $5.8 million decrease in prepaid expenses and other assets, offset by a $15.9 million increase in accounts receivable and a $20.8 million increase in deferred commissions. The increases in deferred revenue, deferred commissions and accounts receivable were primarily due to increased sales for the six months ended June 30, 2013. The decrease in prepaid expenses and other current assets is primarily due to the timing of cash settlement during the six months ended June 30, 2013 related to income tax withholdings from stock options exercised in December 2012.

Net cash provided by operating activities for the six months ended June 30, 2012 reflected our net loss of $14.4 million, adjusted by non-cash charges including $10.4 million for stock-based compensation expense, $5.3 million for amortization of deferred commissions and $4.9 million for depreciation, and changes in our operating assets and liabilities. Our overall net change in operating assets and liabilities was $17.1 million and primarily comprised of a $26.8 million increase in deferred revenue, a $2.0 million increase in accrued liabilities, a 1.0 million increase in accounts payable and a $5.2 million decrease in prepaid expenses and other current assets, partially offset by a $2.7 million increase in accounts receivable, a $13.1 million increase in deferred commissions, and a $2.0 million increase in other assets. The increases in deferred revenue, deferred commissions and accounts receivable were primarily due to increased sales for the six months ended June 30, 2012. The increase in accrued liabilities and other assets was primarily due to offering costs in connection with our initial public offering. The increase in accounts payable is due to the growth of our business and increased headcount of 46% during the six months ended June 30, 2012. The decrease in prepaid expenses and other current assets was due to the settlement of the founder’s outstanding receivable for withholding taxes associated with the sale of Series C and Series D preferred stock.

 Investing Activities

For the six months ended June 30, 2013, cash used in investing activities was primarily attributed to cash paid for capital expenditures of $22.2 million primarily related to the purchase of cloud-based infrastructure hardware to support the expansion of our data centers as well as investments in leasehold improvements and furniture and equipment to support our headcount growth. The purchase of $184.8 million in investments was offset by proceeds from maturities of $107.5 million and sale of investments of $43.3 million.

For the six months ended June 30, 2012, cash used in investing activities was primarily attributable to the purchase of $23.9 million in short-term investments and cash paid for capital expenditures of $20.2 million primarily related to the purchase of cloud-based infrastructure hardware to support the expansion of our data centers.

Financing Activities

Our financing activities have primarily consisted of equity issuances, including excess tax benefits from stock award activities.

For the six months ended June 30, 2013, cash provided by financing activities primarily consisted of $31.8 million in proceeds from the issuance of common stock from employee stock plans and $2.6 million of excess tax benefits from the exercise of stock options.

For the six months ended June 30, 2012, cash provided by financing activities primarily consisted of $17.9 million in gross proceeds from the issuance of 1,750,980 shares of common stock at a price of $10.20 per share through a private placement with a new stockholder and $3.1 million in proceeds from the issuance of common stock through the exercise of employee stock options. These increases in cash were slightly offset by purchases of common stock and restricted stock from stockholders of $1.9 million and cash paid for offering costs in connection with our initial public offering of $1.2 million

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following table represents our known contractual obligations as of June 30, 2013, aggregated by type:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases:
Data centers(1)	$17,439	$4,316	$12,299	$824	$—
Facilities space(2)	96,390	2,769	20,935	23,332	49,354
Total operating leases	$113,829	$7,085	$33,234	$24,156	$49,354

(1)	Operating leases for data centers represent our principal commitment for data center facilities and bandwidth.

(2)
Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space. Lease commitments of $9.2 million related to the lease for our former San Diego office, which we exited in 2012, are also included in the table above.

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

We use a signed contract together with either a signed order form or a purchase order, as evidence of an arrangement for a new customer. In subsequent transactions with an existing customer, including an upsell or a renewal, we consider the existing signed contract and either the new signed order form or new purchase order as evidence of an arrangement.

We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, which is the date we make our service available to our customers. Once our service is available to customers, we record amounts due in accounts receivable and in deferred revenue. We price our professional services primarily on a time-and-materials basis. We recognize professional services and other revenues as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, we defer professional services revenues and the associated costs until all acceptance criteria have been met.

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

We have multiple element arrangements comprised of subscription fees and professional services. We account for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have concluded that our subscription service has standalone value as it is routinely sold separately by us. In addition, the applications offered through this subscription service are fully functional without any additional development, modification or customization. We provide customers access to our subscription service at the beginning of the contract term. In determining whether professional services have standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer's satisfaction with the professional services work. Our professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, customers independently contract with third-party vendors to do the implementation and we regularly outsource implementation services to contracted third-party vendors. As a result, we concluded professional services, including implementation and configuration services, have standalone value.

We determine the selling price of each deliverable in the arrangement using the selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. The selling price for each unit of account is based on the BESP since VSOE and TPE are not available for our subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analyses. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of account based on the relative selling price. We price our subscription service using a scaled model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users.

In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers’ own servers without significant penalty. We have analyzed all of the elements in these particular multiple element arrangements and determined we do not have sufficient VSOE of fair value to allocate revenue to our subscription service and professional services. We defer all revenue under the arrangement until the last element in the transaction has been delivered or started to be delivered. Once the subscription service and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for us on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impacts of this new guidance.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three and six months ended June 30, 2013, compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K.

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

We continue to experience rapid growth in our customer base and have significantly expanded our operations during the last several years. In particular, we are aggressively investing in: significant expansion of our cloud-based infrastructure and associated service capacity; our global sales, marketing and operations activities and personnel; and additional office facility lease commitments and administrative employees. Our employee headcount has increased to 1,443 as of June 30, 2013 from 882 as of June 30, 2012. We signed new leases for a larger corporate office in San Diego in February 2012, additional office space in Amsterdam in September 2012, in Santa Clara in November 2012 and in London in December 2012. In addition, we hired new senior management in 2011 and 2012. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our sales force, facilities, infrastructure and operations, and refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. For instance, in 2012 we implemented a new financial enterprise resource planning system to help manage our future growth and are in the process of integrating that system with our customer relationship management system. If we fail to efficiently expand our sales force, operations, cloud-based infrastructure or IT and financial systems, or if we fail to implement or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing service, develop new applications, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, as our operating expenses increase in anticipation of the growth of our business, if such growth does not meet our expectations, our financial results likely would be harmed.

We have a limited history of operating profits, did not generate a profit in the three and six months ended June 30, 2013, and may not achieve or maintain profitability in the future.

We have not been consistently profitable on a quarterly or annual basis and experienced a net loss of $21.4 million and $34.8 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, our accumulated deficit was $140.3 million. While we have experienced significant revenue growth over recent periods, this growth rate is likely to decrease and we may not return to profitability. Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, and as a result, we do not expect to be profitable for the foreseeable future. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We have made and will continue to make substantial investments in new cloud-based infrastructure hardware to support growth at our data centers, provide enhanced levels of service to our customers and reduce future costs of subscription revenues. In the six months ended June 30, 2013, we purchased $13.1 million in cloud-based infrastructure hardware for use in our data centers. Ongoing improvements to our cloud-based infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior cloud-based infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

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

We target our sales efforts at large enterprises, which we define as companies with over $750 million in revenues and a minimum of 200 IT employees. For instance, we derived approximately 10% and 11% of our revenues from large enterprise customers in the financial services industry for the three and six months ended June 30, 2013, respectively. Because our large enterprise customers are often making an enterprise-wide decision to deploy our service, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Large enterprises often undertake a prolonged evaluation of our service, including whether the customer needs professional services performed by us or a third party for its unique IT and business process needs, and a comparison of our service to products offered by our competitors. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our service widely enough across their organization to justify our substantial upfront investment. It is possible in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and expand into functional areas outside of the traditional ITIL processes. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized users to their subscriptions. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of authorized users. Although our renewal rates have been historically high, some of our customers have elected not to renew their agreements with us and we cannot accurately predict renewal rates. Moreover, in some cases, some of our customers have the right to cancel their agreements prior to the expiration of the term.

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

A portion of our sales are to governmental agencies. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our service. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Furthermore, engaging in sales activities to foreign governments introduces incremental compliance risks specific to the Foreign Corrupt Practices Act, the UK Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Government and highly regulated entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. Due to the additional requirements of the U.S. federal government, we are in the process of establishing compliance with the Federal Information Security Management Act and other federal standards relating to our operations, security controls, processes and architecture. Individual agencies also have unique requirements, such as requirements that we use U.S.-only personnel or a requirement to use our service in a non-hosted environment. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet them, the additional costs associated with providing our service to government and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our service to them and to grow or maintain our customer base.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our service.

Increasing our customer base and achieving broader market acceptance of our service will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From June 30, 2012 to June 30, 2013, our sales and marketing organization increased from 310 to 512 employees. We plan to continue to expand our direct sales force both domestically and internationally. We believe there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of expansion in our sales force, we cannot predict whether or to what extent our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

From three months ended June 30, 2009 to the three months ended June 30, 2013, our revenues grew from $6.0 million to $102.2 million. We expect that, in the future, as our revenues increase to higher levels, our revenue growth rate will decline. However, we may not be able to generate sufficient revenues to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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

Our professional services business, which performs implementation and configuration of our subscription service and training for our customers, has grown as our revenues from subscriptions have grown. We believe our investment in professional services facilitates the adoption of our subscription service. As a result, our sales efforts have been focused primarily on our subscription service, rather than the profitability of our professional services business. Historically, our pricing for professional services was predominantly on a fixed-fee basis and the cost of the time and materials incurred to complete these services was greater than the amount charged to the customer. These factors contributed to our gross profit and loss percentages from professional services and other of 28% and 13% for the three months ended June 30, 2013 and 2012, respectively, and 18% and (6)% for the six months ended June 30, 2013 and 2012, respectively. Included in the gross profit and loss percentages from professional services are revenues from our annual Knowledge user conference which contributed to 21 percentage points and 22 percentage points for the three months ended June 30, 2013 and 2012, respectively, and 13 percentage points for each of the six months ended June 30,

2013 and 2012. If we are unable to manage the growth of our professional services business and sustain our projected utilization rate for our professional services personnel, our operating results, including our profit margins, will be harmed.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 30% of our total revenues for the three and six months ended June 30, 2013, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. We will cease to be an “emerging growth company” as of December 31, 2013, as the market value of our common stock that is held by non-affiliates exceeded $700 million as of June 30, 2013.

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

During the six months ended December 31, 2011, we hired a new Chief Financial Officer, a new Vice President of Finance and several new finance and accounting managers which significantly increased our finance and accounting team’s experience in GAAP and financial reporting for publicly traded companies. In September 2011, we engaged a third-party tax firm and in February

2012, we hired a Senior Manager of Internal Audit. In March 2012, we hired a Vice President of Tax to assist with the accounting for income taxes and review of complex tax accounting matters. Beginning in January 2013, we increased the staff of internal audit. In addition, we expect to retain consultants to advise us on making further improvements to our internal controls related to these accounting areas. We believe that these additional resources enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to further enhance our financial review procedures, including both the accounting processes for income taxes and significant contracts and agreements.

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

We recently completed our first acquisition and we may evaluate and consider other potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $46.54 through July 31, 2013. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of July 31, 2013, our directors, officers and their respective affiliates beneficially owned in the aggregate approximately 29% of our outstanding voting stock, including approximately 9% controlled by persons affiliated with Sequoia Capital and approximately 5% controlled by persons affiliated with JMI Equity. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock
The Form S-1 Registration Statement (Registration No. 333-180486) relating to our initial public offering, or IPO, was declared effective by the SEC on June 28, 2012, and the offering closed on July 5, 2012. The net offering proceeds to us after deducting underwriters' discounts and commissions of approximately $13.0 million and other offering expenses of approximately $3.5 million was approximately $169.8 million.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June 29, 2012 pursuant to Rule 424(b). As of June 30, 2013, we have used all of the proceeds from the IPO for additions to and expansions of our data center operations, to build out our office facilities, and for working capital and other general corporate purposes.

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

SERVICENOW, INC.

Date: August 7, 2013	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 7, 2013	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)