Form 10-Q
period 2013-09-30
ServiceNow, Inc.
filed 2013-11-04
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-35580

SERVICENOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2056195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ServiceNow, Inc.
3260 Jay Street
Santa Clara, California 95054
(408) 501-8550
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of September 30, 2013, there were approximately 138.7 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,094	$118,989
Short-term investments	99,044	195,702
Accounts receivable, net	84,527	78,163
Current portion of deferred commissions	24,835	14,979
Prepaid expenses and other current assets	12,919	14,256
Total current assets	342,419	422,089
Deferred commissions, less current portion	16,716	11,296
Long-term investments	132,619	—
Property and equipment, net	68,642	42,342
Intangible assets, net	6,189	596
Goodwill	8,526	—
Other assets	3,625	1,791
Total assets	$578,736	$478,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,930	$9,604
Accrued expenses and other current liabilities	49,664	48,059
Current portion of deferred revenue	210,545	153,964
Total current liabilities	268,139	211,627
Deferred revenue, less current portion	15,256	16,397
Other long-term liabilities	7,745	6,685
Total liabilities	291,140	234,709
Stockholders’ equity:
Common stock	139	126
Additional paid-in capital	443,083	348,803
Accumulated other comprehensive loss	(662)	(36)
Accumulated deficit	(154,964)	(105,488)
Total stockholders’ equity	287,596	243,405
Total liabilities and stockholders’ equity	$578,736	$478,114

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Subscription	$92,992	$55,279	$244,926	$141,640
Professional services and other	18,267	9,066	54,494	26,910
Total revenues	111,259	64,345	299,420	168,550
Cost of revenues(1):
Subscription	23,429	17,931	61,960	43,182
Professional services and other	18,146	9,643	47,921	28,519
Total cost of revenues	41,575	27,574	109,881	71,701
Gross profit	69,684	36,771	189,539	96,849
Operating expenses(1):
Sales and marketing	47,336	28,140	137,853	74,356
Research and development	20,819	10,783	54,809	26,098
General and administrative	16,179	11,195	43,783	24,441
Total operating expenses	84,334	50,118	236,445	124,895
Loss from operations	(14,650)	(13,347)	(46,906)	(28,046)
Interest and other income (expense), net	600	615	(604)	1,148
Loss before provision for income taxes	(14,050)	(12,732)	(47,510)	(26,898)
Provision for income taxes	663	321	1,966	519
Net loss	$(14,713)	$(13,053)	$(49,476)	$(27,417)
Net loss attributable to common stockholders - basic and diluted	$(14,713)	$(13,053)	$(49,476)	$(27,725)
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.11)	$(0.37)	$(0.49)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	137,456,531	117,698,005	134,036,466	57,089,411
Other comprehensive income (loss):
Foreign currency translation adjustments	$758	$57	$(608)	$(479)
Unrealized gain (loss) on investments	412	(17)	(18)	(34)
Provision for income taxes	—	—	—	60
Other comprehensive income (loss), net of tax	1,170	40	(626)	(573)
Comprehensive loss	$(13,543)	$(13,013)	$(50,102)	$(27,990)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues:
Subscription	$2,190	$1,276	$5,980	$2,514
Professional services and other	1,209	495	3,095	964
Sales and marketing	5,945	2,899	14,752	6,852
Research and development	4,176	1,919	11,005	4,121
General and administrative	4,331	1,624	9,893	4,137

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013		2012
Cash flows from operating activities:
Net loss	$(49,476)		$(27,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,316		8,841
Amortization of premiums on investments, net	3,441		594
Amortization of deferred commissions	19,825		9,264
Stock-based compensation	44,725		18,588
Tax benefit from exercise of stock options	(1,817)		(533)
Bad debt expense	882		148
Lease abandonment costs	354		2,922
Changes in operating assets and liabilities:
Accounts receivable	(6,988)		(11,065)
Deferred commissions	(34,894)		(20,525)
Prepaid expenses and other current assets	2,827		4,242
Other assets	(1,750)		(35)
Accounts payable	(408)		(106)
Accrued expenses and other current liabilities	(2,646)		4,189
Deferred revenue	54,332		43,081
Other long-term liabilities	756		(93)
Net cash provided by operating activities	45,479		32,095
Cash flows from investing activities:
Purchases of property and equipment	(39,059)		(32,156)
Acquisition, net of cash acquired	(13,330)		—
Purchases of investments	(233,444)		(146,922)
Sale of investments	50,403		1,025
Maturities of investments	142,456	(1)	5,800
Restricted cash	(174)		8
Net cash used in investing activities	(93,148)		(172,245)
Cash flows from financing activities:
Net proceeds from initial public offering	—		169,799
Offering costs in connection with follow-on offering	(698)		—
Proceeds from employee stock plans	47,833		2,349
Proceeds from early exercise of stock options	—		1,024
Tax benefit from exercise of stock options	1,817		533
Net proceeds from issuance of common stock	—		17,848
Purchases of common stock and restricted stock from stockholders	—		(1,960)
Net cash provided by financing activities	48,952		189,593
Foreign currency effect on cash and cash equivalents	822		(555)
Net increase in cash and cash equivalents	2,105		48,888
Cash and cash equivalents at beginning of period	118,989		68,088
Cash and cash equivalents at end of period	$121,094		$116,976
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$5,360		$3,768

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

(1)    Description of the Business

ServiceNow is a leading provider of cloud-based services to automate enterprise IT operations. We focus on transforming enterprise IT by automating and standardizing service relationships and consolidating IT across the global enterprise. Organizations deploy our service to create a single system of record for enterprise IT, lower operational costs and enhance efficiency. Additionally, our customers use our extensible platform to build custom applications both for IT and other functions across the enterprise, thereby facilitating the automation of activities unique to their business requirements.

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2012 is derived from audited financial statements as of that date, however, does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 8, 2013.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue recognition, allowance for trade accounts receivable, accrual for service level credits, useful lives of fixed assets, certain accrued liabilities including our facility exit obligation, the determination of the provision for income taxes, the fair value of stock awards, loss contingencies and the fair value of assets acquired and liabilities assumed for business combinations.

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

Revenue Recognition

We derive our revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service and related support and include updates to the subscribed service during the subscription term.

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

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with our non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the condensed consolidated statements of comprehensive loss.

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

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We evaluate and test the recoverability of its goodwill for impairment at least annually, or more frequently if circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of purchased intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan, or ESPP, on a straight-line basis over the offering period. Compensation expense is recognized, net of forfeiture activity estimated to be 4% annually. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of restricted stock unit awards using the value of our common stock on the date of grant. Refer to Note 11 for further information.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive common shares, which are comprised of outstanding common stock options, RSUs, common stock subject to repurchase and ESPP obligations. The dilutive potential common shares are computed using the treasury stock method. The effects of outstanding common stock options, RSUs, common stock subject to repurchase and ESPP obligations are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

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

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of September 30, 2013 and December 31, 2012, there were no customers that represented more than 10% of our accounts receivable balance. During the three and nine months ended September 30, 2013 and 2012, there were no customers that individually exceeded 10% of our revenues.

We review the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when we become aware of a specific customer’s inability to meet its financial obligation and all collection efforts are exhausted. As of September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.5 million and $0.7 million, respectively.

Warranties and Indemnification

Our cloud-based service to automate enterprise IT operations is typically warranted to perform in material conformance with specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our services including an assessment of the impact, if any, of any known service disruptions. As of September 30, 2013 and December 31, 2012, the service level credit accrual was $0.8 million and $1.2 million, respectively.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for us on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impact of this new guidance.

(3)    Investments

The following is a summary of our investments (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$55,898	$2	$—	$55,900
Corporate notes and bonds	215,199	43	(168)	215,074
Total available-for-sale securities	$271,097	$45	$(168)	$270,974

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$72,850	$—	$(15)	$72,835
Corporate notes and bonds	158,038	8	(98)	157,948
U.S. government agency securities	1,001	—	—	1,001
Total available-for-sale securities	$231,889	$8	$(113)	$231,784

As of September 30, 2013, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by contractual maturity, are as follows:

September 30, 2013
Due in 1 year or less	$138,355
Due in 1 year through 3 years	132,619
Total	$270,974

As of September 30, 2013 and December 31, 2012, we had certain available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment types (in thousands):

	September 30, 2013		December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$—	$—	$36,753	$(15)
Corporate notes and bonds	164,230	(168)	137,558	(98)
Total	$164,230	$(168)	$174,311	$(113)

(4)    Acquisition
On July 1, 2013, we acquired all the outstanding stock of Mirror42 Holding B.V., a cloud-based performance analytics company, for total cash consideration of $13.3 million. The acquisition accelerates our ability to deliver on enterprise requirements for advanced business intelligence.
The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Lives (in years)
Net tangible liabilities acquired	$(595)
Intangible assets:
Developed technology	5,530	4
Contracts	297	1.5
Non-compete agreements	31	1.5
Goodwill	8,218
Net deferred tax liabilities	(139)
Total purchase price	$13,342
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Management believes that the goodwill represents the synergies expected from expanded market opportunities when integrating the Mirror42 Holding B.V.’s technologies with our offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The results of operations of Mirror42 Holding B.V. described above have been included in our condensed consolidated financial statements from the date of purchase. Our business combination did not have a material impact on our condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

(5) Goodwill and Intangible Assets
Goodwill balance as of September 30, 2013 and December 31, 2012 is presented below (in thousands):

Carrying Amount
Balance as of December 31, 2012	$—
Goodwill acquired	8,218
Foreign currency translation adjustments	308
Balance as of September 30, 2013	$8,526

Intangible assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,737	$(358)	$5,379
Contracts	308	(51)	257
Non-compete agreements	32	(5)	27
Acquisition-related intangible assets	6,077	(414)	5,663
Other intangible assets	650	(124)	526
Total intangible assets	$6,727	$(538)	$6,189

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets	$650	$(54)	$596
Total intangible assets	$650	$(54)	$596

Amortization expense for intangible assets for the three months ended September 30, 2013 and 2012 was approximately $439,000 and $23,000, respectively, and for the nine months ended September 30, 2013 and 2012 was approximately $484,000 and $31,000, respectively.

(6)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Computer equipment and software	$83,406	$46,541
Furniture and fixtures	9,084	4,691
Leasehold improvements	4,924	2,649
Construction in progress	2,647	4,855
	100,061	58,736
Less: Accumulated depreciation	(31,419)	(16,394)
Total property and equipment, net	$68,642	$42,342

Construction in progress consists primarily of in-process software development costs. Depreciation expense for the three months ended September 30, 2013 and 2012 was $6.2 million and $3.9 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $15.8 million and $8.8 million, respectively.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Bonuses and commissions	$15,001	$10,999
Accrued compensation	11,630	18,392
Other employee expenses	6,807	7,796
Current portion of facility exit obligation	1,252	1,515
Other	14,974	9,357
Total accrued expenses and other current liabilities	$49,664	$48,059

(8)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Foreign currency translation adjustment	$(539)	$69
Net unrealized loss on investments	(123)	(105)
Accumulated other comprehensive loss, net of tax	$(662)	$(36)

Reclassification adjustments out of accumulated other comprehensive income into net loss were immaterial for all periods presented.

(9)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$45,694	$—	$—	45,694
Money market funds	36,089	—	—	36,089
Commercial paper	—	39,311	—	39,311
Short-term investments:
Commercial paper	—	16,589	—	16,589
Corporate notes and bonds	—	82,455	—	82,455
Long-term investments:
Corporate notes and bonds	—	132,619	—	132,619
Total	$81,783	$270,974	$—	$352,757

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

(10)    Common Stock

We are authorized to issue 600,000,000 shares of common stock as of September 30, 2013. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors.

As of September 30, 2013, we had 138,736,768 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2013
Stock option plans:
Options outstanding	25,453,497
RSUs	4,755,522
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	13,405,017
2012 Employee Stock Purchase Plan(1)	5,549,918
Total reserved shares of common stock for future issuance	49,163,954

(1)	Refer to Note 11 for a description of these plans.

(11)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of September 30, 2013, there were 54,517,674 total shares of common stock authorized for issuance under the 2005 Plan, which includes shares already issued under such plan and shares reserved for issuance pursuant to outstanding options and RSUs.

Our 2012 Equity Incentive Plan, or 2012 Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent that outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year as determined by the board of directors. As of September 30, 2013, there were 20,981,151 total shares of common stock authorized for issuance under the 2012 Plan.

Our 2012 Employee Stock Purchase Plan, or 2012 ESPP, authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year until January 1, 2022, by up to 1% of the total number of shares of the common stock outstanding on December 31 of the preceding calendar year. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. As of September 30, 2013, we had 6,263,677 total shares of common stock reserved for issuance under the 2012 ESPP.

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

A summary of the stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	36,115,460	$5.05
Granted	1,936,206	35.21
Exercised	(11,388,760)	3.00		$371,796
Cancelled	(1,209,409)	8.13
Outstanding at September 30, 2013	25,453,497	$8.12	7.92	$1,115,754
Vested and expected to vest as of September 30, 2013	24,857,489	$7.96	7.87	$1,093,387
Vested and exercisable as of September 30, 2013	8,989,834	$4.25	7.29	$428,779

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted and vested were $17.33 and $3.61, respectively, for the nine months ended September 30, 2013. The total fair value of shares vested was $26.1 million for the nine months ended September 30, 2013.

As of September 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $77.3 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2013 was 2.63 years.

Under our 2005 Plan, we issue shares of restricted stock as a result of the cash exercise of unvested stock options. The proceeds initially are recorded as a liability from the early exercise of stock options and reclassified to common stock as our repurchase right lapses. A summary of the restricted stock activity for the nine months ended September 30, 2013 is as follows:

	Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2012	235,066	$1.49
Vested	(116,103)	1.59
Balance at September 30, 2013	118,963	$1.39

RSUs

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,457,870	$16.89
Granted	3,719,856	34.95
Vested	(266,903)	11.13	$10,622
Forfeited	(155,301)	33.92
Outstanding at September 30, 2013	4,755,522	$30.60	$247,049
Expected to vest as of September 30, 2013	4,396,974		$228,423

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of September 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $118.1 million and the weighted-average remaining vesting period was 3.59 years.

(12)    Stock-Based Compensation

We use the Black-Scholes options pricing model to estimate the fair value of our stock-based awards. This model incorporates various assumptions including expected volatility, expected term, risk-free interest rates and expected dividend yields. The following weighted-average assumptions were used for each respective period to calculate our stock-based compensation for each stock option grant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options:
Expected volatility	51% - 52%	54%	51% - 52%	54% - 57%
Expected term (in years)	6.08	6.05	6.01	6.05
Risk-free interest rate	1.71% - 2.05%	0.87% - 0.93%	0.91% - 2.05%	0.87% - 1.18%
Dividend yield	—	—	—	—

The following weighted-average assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
ESPP:
Expected volatility	35% - 39%	42%	35% - 42%	42%
Expected term (in years)	0.50	0.58	0.50	0.58
Risk-free interest rate	0.08% - 0.11%	0.16%	0.08% - 0.16%	0.16%
Dividend yield	—	—	—	—

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

(13)    Net Loss Per Share Attributable to Common Stockholders

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(14,713)	$(13,053)	$(49,476)	$(27,417)
Accretion of redeemable convertible preferred stock	—	—	—	(308)
Net loss attributable to common stockholders—basic and diluted	$(14,713)	$(13,053)	$(49,476)	$(27,725)
Denominator:
Weighted-average shares outstanding—basic and diluted	137,456,531	117,698,005	134,036,466	57,089,411
Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.11)	$(0.37)	$(0.49)
Diluted	$(0.11)	$(0.11)	$(0.37)	$(0.49)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	September 30,
	2013	2012
Common stock options	25,453,497	37,279,442
Restricted stock units	4,755,522	1,134,851
Common stock subject to repurchase	118,963	349,165
ESPP obligations	236,006	468,704
Total potentially dilutive securities	30,563,988	39,232,162

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjust the provision for discrete tax items recorded in the period. Our effective tax rate for the three and nine months ended September 30, 2013 was (5)% and (4)% respectively, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, a foreign tax rate differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes.
Our effective tax rate for the three and nine months ended September 30, 2012 was (3)% and (2)%, respectively. The lower tax rate was primarily attributable to our loss from operations, a foreign tax rate differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes and California tax credits.
We are currently under examination by the Internal Revenue Service for the year ended June 30, 2011 and six months ended December 31, 2011. There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

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

(15)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. Annual future minimum payments under these operating leases as of September 30, 2013 (in thousands) are presented in the table below. Included in the table below are future minimum lease payments under non-cancelable subleases as of September 30, 2013 of $3.8 million.

	Data Centers	Office Leases	Total
Fiscal Period:
Remaining three months ended December 31, 2013	$2,534	$1,468	$4,002
2014	12,110	10,473	22,583
2015	4,713	12,946	17,659
2016	1,193	13,303	14,496
2017	57	13,537	13,594
Thereafter	—	53,541	53,541
Total minimum lease payments	$20,607	$105,268	$125,875

Lease commitments of $8.8 million related to the lease for our former San Diego office, which we exited in 2012, are included in the table above.

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

(16)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues by geography:
North America	$76,851	$45,509	$208,851	$120,124
EMEA (1)	27,621	16,133	72,403	42,027
Asia Pacific and other	6,787	2,703	18,166	6,399
Total revenues	$111,259	$64,345	$299,420	$168,550

(1) Europe, the Middle East and Africa, or EMEA

Long-lived assets by geographic area were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Long-lived assets:
North America	$47,086	$30,209
EMEA	17,970	10,513
Asia Pacific and other	3,586	1,620
Total long-lived assets	$68,642	$42,342

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

Overview

ServiceNow is a leading provider of cloud-based services to automate enterprise IT operations. We focus on transforming enterprise IT by automating and standardizing service relationships and consolidating IT across the global enterprise. Organizations deploy our service to create a single system of record for enterprise IT, lower operational costs and enhance efficiency. Additionally, our customers use our extensible platform to build custom applications both for IT and other functions across the enterprise, thereby facilitating the automation of activities unique to their business requirements.

We offer our service under a SaaS business model. Our subscription fees include access to the ordered subscription service and related support and include updates of the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training of customer personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

Many customers initially subscribe to our service to solve a specific and immediate problem. Once their problem is solved, many of our customers deploy additional applications as they become more familiar with our service and apply it to new IT processes. In addition, many customers either repurpose our IT applications or build custom applications that automate various processes for business uses outside of IT such as human resources, facilities and quality control management. A majority of our revenues come from large global enterprise customers.

To date, we have funded our business primarily with cash flows from operations. We continue to invest in the development of our service, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 1,654 as of September 30, 2013 from 963 as of September 30, 2012.

Key Factors Affecting Our Performance

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships within our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities, or governmental organizations, each entity that has contracted for a separate production instance of our service is counted as a separate customer. As of September 30, 2013 and 2012, our total customer count was 1,900 and 1,346, respectively.

Upsells. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annual contract value of upsells signed during the period, net of any decreases in annual contract value of renewals during the period, divided by our total annual contract value signed during the period. The upsell rate was 29% and 20% for the three months ended September 30, 2013 and 2012, respectively, and 29% for both the nine months ended September 30, 2013 and 2012. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers, but are also derived from the addition of other subscription services.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from lost customers, divided by the total annual contract value from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Annual contract value is equal to the first twelve months of expected subscription revenues under a contract. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. Rather, these decreases in annual contract value are netted against upsells. However, in instances where the subscription decrease represents the majority of the customer's annual contract value, we may deem the renewal as a lost customer. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 97% and 96% for the three months ended September 30, 2013 and 2012, respectively, and 96% for both the nine months ended September 30, 2013 and 2012.

Investment in growth. We have invested, and intend to continue to invest in, expanding our operations, including increasing our headcount, expanding our cloud-based infrastructure and developing technology to support our growth. We have recently, and may in the future, also enter into acquisition transactions. We expect our total operating expenses to increase in the foreseeable future in terms of dollars, however decline as a percent of total revenues.

Professional services model. We believe our professional services engagements by us or our partners facilitate the adoption of our subscription service. Beginning in December 2011, we began shifting our pricing model from a fixed-fee basis to a time-and-materials basis and improving the process by which we scope projects and manage resource utilization.

Expansion beyond IT. Our customers can purchase access to our application suite for use outside of the IT department.  Customers may also purchase access to our services to develop custom applications. Although in the near term we expect our revenue growth to be primarily driven by adoption and penetration of our suite of applications for use within IT, we continue to enhance the development capabilities within the platform, allowing custom application development to expand within our customer base. We believe the extensibility and simplicity of our platform is resulting in an increased use of our application suite outside of the IT department as well as an increase in custom application development.

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service and related support and includes updates of the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades offered during the subscription period. In addition, we offer three separately priced enabling technologies, Discovery, Orchestration and Performance Analytics. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our average initial contract term was approximately 35 months and 33 months for the three and nine months ended September 30, 2013 and 31 months and 33 months for the three and nine months ended September 30, 2012. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties typically ranging from 2% to 34% of the first year’s annual contract value. These fees are included in sales and marketing expense.

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Other revenues include customer training and attendance and sponsorship fees for Knowledge, our annual user conference. Prior to 2012, our pricing for professional services was predominantly on a fixed-fee basis. Beginning in December 2011, we began shifting our pricing model to a time-and-materials basis. In 2013, the majority of our new business has been priced on a time-and-materials basis, a trend we expect to continue. In the three and nine months ended September 30, 2012, the average professional services engagement was four months and five months, respectively. The average professional services engagement completed during the three and nine months ended September 30, 2013 was five months. We invoice a majority of our fixed price professional services contracts upon execution of the contract. Our time-and-materials professional services are generally billed monthly in arrears based on actual hours and expenses incurred. Typical payment terms provide our customers pay us within 30 days of invoice.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid up-front to our third-party vendors are deferred and amortized to cost of revenues as the professional services are delivered. Fees owed to our third-party vendors are accrued over the same requisite service period. Internal payroll costs are similarly recognized as professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors was $3.5 million and $1.4 million in the three months ended September 30, 2013 and 2012, respectively, and $9.1 million and $7.4 million in the nine months ended September 30, 2013 and 2012, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also includes third-party referral fees, marketing and promotional events, including our annual Knowledge user conference, online marketing, product marketing and allocated overhead.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation, and allocated overhead.

General and Administrative Expenses

General and administrative expenses consists primarily of personnel and related expenses for our executive, finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses and stock-based compensation; external legal, accounting and other professional services fees; other corporate expenses; and allocated overhead.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets as of September 30, 2013. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Subscription	$92,992	$55,279	$244,926	$141,640
Professional services and other	18,267	9,066	54,494	26,910
Total revenues	111,259	64,345	299,420	168,550
Cost of revenues(1):
Subscription	23,429	17,931	61,960	43,182
Professional services and other	18,146	9,643	47,921	28,519
Total cost of revenues	41,575	27,574	109,881	71,701
Gross profit	69,684	36,771	189,539	96,849
Operating expenses(1):
Sales and marketing	47,336	28,140	137,853	74,356
Research and development	20,819	10,783	54,809	26,098
General and administrative	16,179	11,195	43,783	24,441
Total operating expenses	84,334	50,118	236,445	124,895
Loss from operations	(14,650)	(13,347)	(46,906)	(28,046)
Interest and other income (expense), net	600	615	(604)	1,148
Loss before provision for income taxes	(14,050)	(12,732)	(47,510)	(26,898)
Provision for income taxes	663	321	1,966	519
Net loss	$(14,713)	$(13,053)	$(49,476)	$(27,417)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues:
Subscription	$2,190	$1,276	$5,980	$2,514
Professional services and other	1,209	495	3,095	964
Sales and marketing	5,945	2,899	14,752	6,852
Research and development	4,176	1,919	11,005	4,121
General and administrative	4,331	1,624	9,893	4,137

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Subscription	84%	86%	82%	84%
Professional services and other	16	14	18	16
Total revenues	100	100	100	100
Cost of revenues:
Subscription	21	28	21	26
Professional services and other	16	15	16	17
Total cost of revenues	37	43	37	43
Gross profit	63	57	63	57
Operating expenses:
Sales and marketing	43	44	46	44
Research and development	19	17	18	15
General and administrative	15	17	15	15
Total operating expenses	77	78	79	74
Loss from operations	(14)	(21)	(16)	(17)
Interest and other income, net	1	1	—	1
Loss before provision for income taxes	(13)	(20)	(16)	(16)
Provision for income taxes	—	—	1	—
Net loss	(13)%	(20)%	(17)%	(16)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues by geography
North America	$76,851	$45,509	$208,851	$120,124
EMEA (1)	27,621	16,133	72,403	42,027
Asia Pacific and other	6,787	2,703	18,166	6,399
Total revenues	$111,259	$64,345	$299,420	$168,550

(1) Europe, the Middle East and Africa, or EMEA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues by geography
North America	69%	71%	70%	71%
EMEA	25	25	24	25
Asia Pacific and other	6	4	6	4
Total revenues	100%	100%	100%	100%

Comparison of the three months ended September 30, 2013 and 2012

Revenues

	Three Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Revenues:
Subscription	$92,992	$55,279	68%
Professional services and other	18,267	9,066	101%
Total revenues	$111,259	$64,345	73%
Percentage of revenues:
Subscription	84%	86%
Professional services and other	16	14
Total	100%	100%

Revenues increased $46.9 million during the three months ended September 30, 2013 compared to the same period in the prior year, primarily due to an increase in subscription revenues of $37.7 million driven by an increase in our customer count, additional sales from existing customers, or upsells, and renewals. Total customer count at September 30, 2013 was 1,900 compared to 1,346 at September 30, 2012, an increase of 554 customers, or 41%. Our upsell rate and renewal rate for the trailing twelve months ending September 30, 2013 were 30% and 96%, respectively compared to 29% and 96%, respectively for the trailing twelve months ending September 30, 2012.

Professional services and other revenues increased $9.2 million during the three months ended September 30, 2013 compared to the same period in the prior year due to an increase in services provided to our growing customer base, increase in billable utilization and improvements in pricing of our professional services engagements.

Our average total revenue per customer, defined as trailing four quarters' revenues divided by the average number of customers during the trailing four quarters, increased to approximately $219,000 for the three months ended September 30, 2013 compared to approximately $181,000 for the three months ended September 30, 2012.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$23,429	$17,931	31%
Professional services and other	18,146	9,643	88%
Total cost of revenues	$41,575	$27,574	51%
Gross profit percentage:
Subscription	75%	68%
Professional services and other	1%	(6)%
Total gross profit percentage	63%	57%
Headcount (at period end)
Subscription	299	202	48%
Professional services and other	278	159	75%
Total headcount	577	361	60%

Cost of subscription revenues increased $5.5 million during the three months ended September 30, 2013 compared to the same period in the prior year, primarily due to increased personnel-related expenses within our cloud-based infrastructure and support organizations and additional investments in our data centers, offset by a decrease in third party hosting expenses. Personnel-

related expenses were $13.3 million during the three months ended September 30, 2013 compared to $8.5 million during the three months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $3.9 million and additional stock-based compensation of $0.9 million.

On December 31, 2012, we completed our migration from the managed services data centers to co-location data centers which decreased our third party hosting expenses by $0.5 million during the three months ended September 30, 2013. Depreciation expense related to our cloud-based infrastructure hardware increased $1.1 million primarily due to purchases of equipment in our co-location data centers partially offset by a decrease in depreciation expense associated with the termination of our managed service data centers.
Our subscription gross profit percentage was 75% for the three months ended September 30, 2013 compared to 68% for the three months ended September 30, 2012. We expect our subscription gross profit percentage to decline slightly for the remainder of the year, as we continue to invest in our cloud-based infrastructure and support personnel, grow our data center footprint and purchase new equipment to support our growing customer base.

Cost of professional services and other revenues increased $8.5 million during the three months ended September 30, 2013 as compared to the prior year, primarily due to increased personnel-related expenses. Personnel-related expenses were $12.6 million during the three months ended September 30, 2013 compared to $7.1 million during the three months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $4.7 million and additional stock-based compensation of $0.7 million, driven by headcount growth and an increase in our stock price. Outside service costs increased from $1.5 million during the three months ended September 30, 2012 to $3.6 million during the three months ended September 30, 2013 primarily due to growth in professional services and a corresponding growth in work sub-contracted to our partners.

Our professional services and other gross profit percentage improved to 1% during the three months ended September 30, 2013 compared to (6)% during the three months ended September 30, 2012 due to improvements in scoping and pricing projects and resource utilization. Due to the anticipated increase in headcount in the professional services organization for the remainder of the year, we expect our gross profit percentage from professional services and other to remain relatively flat.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$47,336	$28,140	68%
Percentage of revenues	43%	44%
Headcount (at period end)	581	330	76%

Sales and marketing expenses increased $19.2 million during the three months ended September 30, 2013 compared to the same period in the prior year, primarily driven by the expansion of our direct sales team and increases in marketing program expenses to address additional opportunities in new and existing markets. Excluding commissions, personnel-related expenses were $32.7 million during the three months ended September 30, 2013 compared to $18.6 million during the three months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $11.0 million and additional stock-based compensation of $3.0 million. Overhead expenses increased $1.1 million due to increased headcount. Commissions increased $4.6 million primarily due to growth in bookings in prior periods and current year changes made to our commission plans. Commissions and referral fees were 10% and 9% of subscription revenues for the three months ended September 30, 2013 and 2012, respectively.

Marketing program expenses, which include events, advertising and market data, increased $0.9 million during the three months ended September 30, 2013 compared to the same period in the prior year. We expect sales and marketing expenses to increase for the remainder of the year in terms of dollars and remain relatively flat as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Research and development	$20,819	$10,783	93%
Percentage of revenues	19%	17%
Headcount (at period end)	296	164	80%

Research and development expenses increased $10.0 million during the three months ended September 30, 2013 compared to the same period in the prior year, driven by our continued investments in upgrading and extending our service offerings and the development of new technologies. Personnel-related expenses were $17.8 million during the three months ended September 30, 2013 compared to $9.7 million during the three months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $5.8 million and additional stock-based compensation of $2.3 million. Outside services increased $1.0 million primarily due to the increase in consultants used for product releases.

We expect research and development expenses to increase in terms of dollars, however remain relatively flat as a percent of total revenues for the remainder of the year as we continue to improve the existing functionality of our service, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
General and administrative	$16,179	$11,195	45%
Percentage of revenues	15%	17%
Headcount (at period end)	200	108	85%

General and administrative expenses increased $5.0 million during the three months ended September 30, 2013 compared to the same period in the prior year, primarily due to increased headcount and our international expansion, partially offset by a decrease in corporate expenses. Personnel-related expenses were $12.0 million during the three months ended September 30, 2013 compared to $5.5 million during the three months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $3.8 million and additional stock-based compensation of $2.7 million, as we added employees to support the growth of our business. Corporate expenses decreased by $2.2 million primarily due to the relocation of our San Diego, California office, for which we incurred $2.9 million in lease abandonment costs during the three months ended September 30, 2012.

We expect general and administrative expenses to increase in terms of dollars, however remain relatively flat as a percent of total revenues for the remainder of the year as we continue to grow. These expenses include higher legal, corporate insurance and accounting expenses, and the additional expenses of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and related regulations.

Interest and Other Income (Expense), net

	Three Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Interest and other income (expense), net	$600	$615	(2)%
Percentage of revenues	1%	1%

Interest and other income (expense), net, for the three months ended September 30, 2013 did not change significantly in total or by expense category compared to the same period in the prior year.

Provision for Income Taxes

	Three Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Loss before income taxes	$(14,050)	$(12,732)	10%
Provision for income taxes	663	321	107%
Effective tax rate	(5)%	(3)%

Our effective tax rate changed to (5)% for the three months ended September 30, 2013 from (3)% for the three months ended September 30, 2012, due to a higher proportion of earnings in jurisdictions with higher statutory tax rates, a higher loss from U.S. operations, and the tax effect of integration of acquired companies for the three months ended September 30, 2013 compared to the same period in the prior year.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign restructuring, we expect our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. We consider the earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States.

Comparison of the nine months ended September 30, 2013 and 2012

Revenues

	Nine Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Revenues:
Subscription	$244,926	$141,640	73%
Professional services and other	54,494	26,910	103%
Total revenues	$299,420	$168,550	78%
Percentage of revenues:
Subscription	82%	84%
Professional services and other	18	16
Total	100%	100%

Revenues increased $130.9 million during the nine months ended September 30, 2013 compared to the same period in the prior year, primarily due to an increase in subscription revenues of $103.3 million driven by an increase in our customer count, additional sales from existing customers, or upsells, and renewals.

Professional services and other revenues increased $27.6 million during the nine months ended September 30, 2013 compared to the same period in the prior year. The increase was primarily due to a $21.8 million increase in professional services revenues which resulted from an increase in services provided to our growing customer base, increase in billable utilization and improvements in pricing of our professional services engagements. In addition, revenues from our Knowledge user conference held once a year in the second quarter increased to $5.0 million during the nine months ended September 30, 2013 compared to $2.0 million in the same period in the prior year due to increased sponsorship and paid registration.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$61,960	$43,182	43%
Professional services and other	47,921	28,519	68%
Total cost of revenues	$109,881	$71,701	53%
Gross profit percentage:
Subscription	75%	70%
Professional services and other	12%	(6)%
Total gross profit percentage	63%	57%
Headcount (at period end)
Subscription	299	202	48%
Professional services and other	278	159	75%
Total headcount	577	361	60%

Cost of subscription revenues increased $18.8 million during the nine months ended September 30, 2013 compared to the same period in the prior year, primarily due to increased personnel-related expenses within our cloud-based infrastructure and support organizations and additional investments in our data centers, offset by a decrease in third party hosting expenses. Personnel-related expenses were $35.7 million during the nine months ended September 30, 2013 compared to $21.3 million during the nine months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $11.0 million and additional stock-based compensation of $3.5 million. Overhead expenses increased $2.0 million.

On December 31, 2012, we completed our migration from the managed services data centers to co-location data centers which decreased our third party hosting expenses by $1.1 million. Depreciation expense related to our cloud-based infrastructure hardware increased $3.8 million primarily due to purchases of equipment in our co-location data centers partially offset by a decrease in depreciation expense associated with our managed service data centers.
Cost of professional services and other revenues increased $19.4 million during the nine months ended September 30, 2013 compared to the same period in the prior year, primarily due to increased personnel-related expenses. Personnel-related expenses were $33.6 million during the nine months ended September 30, 2013 compared to $18.5 million during the nine months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $12.9 million and additional stock-based compensation of $2.1 million, driven by headcount growth and an increase in our stock price. Overhead expenses increased $1.4 million. Outside service costs increased $1.8 million primarily due to growth in professional services and corresponding growth in work sub-contracted to our partners.
Our professional services and other gross profit (loss) percentage increased to 12% during the nine months ended September 30, 2013 compared to (6)% in the same period in the prior year due to improved scoping and pricing on customer engagements and better resource utilization. In addition, revenues from our Knowledge user conference increased from $2.0 million to $5.0 million during the nine months ended September 30, 2013 with all related expenses recorded in sales and marketing compared to the same period in the prior year. The conference contributed 9 percentage points to other gross profit percentage for the nine months ended September 30, 2013 and 2012.

Sales and Marketing

	Nine Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$137,853	$74,356	85%
Percentage of revenues	46%	44%
Headcount (at period end)	581	330	76%

Sales and marketing expenses increased $63.5 million during the nine months ended September 30, 2013 compared to the same period in the prior year, primarily driven by the expansion of our direct sales team, our annual Knowledge user conference and increases in marketing program expenses to address additional opportunities in new and existing markets. Excluding commissions, personnel-related expenses were $89.2 million during the nine months ended September 30, 2013 compared to $50.2 million during the nine months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $30.8 million and additional stock-based compensation of $7.9 million. Overhead expenses also increased $3.4 million. Commissions increased $11.9 million primarily due to growth in bookings in prior periods and current year changes made to our commission plans. Commissions and referral fees were 10% and 8% of subscription revenues for the nine months ended September 30, 2013 and 2012, respectively.

In addition, expenses related to our Knowledge user conference increased to $8.3 million for the nine months ended September 30, 2013 from $4.7 million in the same period in the prior year due to attendance more than doubling year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $2.7 million. Outside services increased $1.1 million primarily due to the increase in contractor expenses related to our growth in foreign countries.

Research and Development

	Nine Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Research and development	$54,809	$26,098	110%
Percentage of revenues	18%	15%
Headcount (at period end)	296	164	80%

Research and development expenses increased $28.7 million during the nine months ended September 30, 2013 compared to the same period in the prior year, driven by our continued investments in upgrading and extending our service offerings and the development of new technologies. Personnel-related expenses were $48.0 million during the nine months ended September 30, 2013 compared to $23.7 million during the nine months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $17.5 million and additional stock-based compensation of $6.9 million. Overhead expenses also increased $2.1 million. Outside services increased $1.4 million primarily due to the increase in consultants used for product releases.

General and Administrative

	Nine Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
General and administrative	$43,783	$24,441	79%
Percentage of revenues	15%	15%
Headcount (at period end)	200	108	85%

General and administrative expenses increased $19.3 million during the nine months ended September 30, 2013 compared to the same period in the prior year, primarily due to increased headcount, corporate expenses and our international expansion. Personnel-related expenses were $29.7 million during the nine months ended September 30, 2013 compared to $14.2 million during the nine months ended September 30, 2012, consisting primarily of increased employee compensation, benefits, travel and hiring expenses of $9.7 million and additional stock-based compensation of $5.8 million, as we added employees to support the growth of our business. Overhead and corporate expenses increased $1.3 million and $1.9 million, respectively, primarily due to headcount growth. Included in corporate expenses are $0.6 million in transaction costs incurred in the nine months ended September 30, 2013 related to the Mirror42 acquisition, which closed on July 1, 2013.

Interest and Other Income (Expense), net

	Nine Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Interest and other income (expense), net	$(604)	$1,148	(153)%
Percentage of revenues	—%	1%

Interest and other income (expense), net decreased $1.8 million during the nine months ended September 30, 2013 compared to the same period in the prior year. Foreign currency transaction gain and loss decreased to an expense of $1.4 million for the nine months ended September 30, 2013, compared to an income of $0.9 million in the same period in the prior year. The decrease was primarily due to the weakening of the U.S. dollar compared to the same period in the prior year, partially offset by a $0.4 million increase in interest income due to the increased cash balance at September 30, 2013 compared to the same period in the prior year.
Provision for Income Taxes

	Nine Months Ended September 30,		% Change
	2013	2012
	(dollars in thousands)
Loss before income taxes	$(47,510)	$(26,898)	77%
Provision for income taxes	1,966	519	279%
Effective tax rate	(4)%	(2)%

Our effective tax rate changed to (4)% during the nine months ended September 30, 2013 from (2)% during the nine months ended September 30, 2012, due to a higher proportion of earnings in jurisdictions with higher statutory tax rates, a higher loss from U.S. operations, and the tax effect of integration of acquired companies for the nine months ended September 30, 2013 compared to the same period in the prior year.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$45,479	$32,095
Net cash used in investing activities	(93,148)	(172,245)
Net cash provided by financing activities	48,952	189,593
Net increase in cash and cash equivalents, net of impact of exchange rates on cash	2,105	48,888

At September 30, 2013, we had $121.1 million in cash and cash equivalents, of which $26.9 million represented cash located outside the United States. We also had $231.7 million in investments consisting of commercial paper and corporate debt securities.

Based on our current level of operations and anticipated growth, we believe our current cash, cash equivalents and investments, and cash flows from operating activities will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $45.5 million, reflecting our net loss of $49.5 million, adjusted by non-cash charges including $44.7 million for stock-based compensation expense, $19.8 million for amortization of deferred commissions, $16.3 million for depreciation and amortization, $3.4 million for amortization of premiums on investments, $0.4 million for lease abandonment costs, and non-cash benefits including $1.8 million tax benefit from exercise of stock options and changes in our operating assets and liabilities. Our overall net change in operating assets and liabilities was $11.2 million and primarily comprised of a $54.3 million increase in deferred revenue, a $2.8 million decrease in prepaid expenses and other assets and a $2.6 million decrease in accrued expenses and other current liabilities, offset by a $7.0 million increase in accounts receivable, a $34.9 million increase in deferred commissions and a $1.8 million increase in other assets. The increases in deferred revenue, deferred commissions and accounts receivable were primarily due to increased sales for the nine months ended September 30, 2013. The decrease in prepaid expenses and other current assets and accrued expenses and other current liabilities is primarily due to the timing of cash settlement during the nine months ended September 30, 2013 related to income tax withholdings from stock options exercised in December 2012. The increase in other assets is due to intellectual property acquired in the Mirror42 acquisition, which closed in July 2013.

Net cash provided by operating activities in the nine months ended September 30, 2012 was $32.1 million reflecting our net loss of $27.4 million, adjusted by non-cash charges including $18.6 million for stock-based compensation, $9.3 million for the amortization of deferred commissions, $8.8 million for depreciation and amortization, $2.9 million for lease abandonment costs, and changes in our working capital. The fluctuations in our working capital were primarily attributed to increases of $43.1 million in deferred revenue, $4.6 million in accrued liabilities and $2.4 million in other long-term liabilities and a decrease of $4.2 million in prepaid expenses and other current assets, partially offset by an $11.1 million increase in accounts receivable, a $20.5 million increase in deferred commissions and a $3.0 million decrease in deferred rent. The increases in deferred revenue, deferred commissions and accounts receivable were primarily due to increased sales in the nine months ended September 30, 2012. The increase in accrued liabilities is due to the growth of our business and the corresponding 60% increase in our headcount during the nine months ended September 30, 2012. The decrease in prepaid expenses and other current assets was primarily due to the settlement of the founder’s outstanding receivable for withholding taxes associated with the sale of Series C and Series D preferred stock. The decrease in deferred rent is offset by the increase in other long-term liabilities related to the relocation of our San Diego office to another facility in San Diego, California in August 2012.

 Investing Activities

For the nine months ended September 30, 2013, cash used in investing activities was primarily attributed to cash paid for capital expenditures of $39.1 million primarily related to the purchase of cloud-based infrastructure hardware to support the expansion of our data centers as well as investments in leasehold improvements and furniture and equipment to support our headcount growth. The purchase of $233.4 million in investments was offset by proceeds from maturities of $142.5 million and sale of investments of $50.4 million.

For the nine months ended September 30, 2012, cash used in investing activities was primarily attributable to the purchase of $146.9 million in investments, offset by proceeds from maturities of $5.8 million and cash paid for capital expenditures of $32.2 million primarily related to the purchase of cloud-based infrastructure hardware to support the expansion of our data centers.

Financing Activities

Our financing activities have primarily consisted of equity issuances, including excess tax benefits from stock award activities.

For the nine months ended September 30, 2013, cash provided by financing activities primarily consisted of proceeds from the exercise of employee stock options and related excess tax benefits and issuance of common stock from employee stock plans.

For the nine months ended September 30, 2012, cash provided by financing activities primarily consisted of initial public offering proceeds of $169.8 million, net of paid underwriter discounts and commissions and issuance costs, $17.9 million in gross proceeds from the issuance of 1,750,980 shares of common stock at a price of $10.20 per share through a private placement with a new stockholder and $3.4 million in proceeds from the issuance of common stock through the exercise of employee stock options. These increases in cash were slightly offset by purchases of common stock and restricted stock from stockholders of $2.0 million.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following table represents our known contractual obligations as of September 30, 2013, aggregated by type:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases:
Data centers(1)	$20,607	$11,792	$8,653	$162	$—
Facilities space(2)	105,268	8,809	39,540	23,960	32,959
Total operating leases	$125,875	$20,601	$48,193	$24,122	$32,959

(1)	Operating leases for data centers represent our principal commitment for data center facilities and bandwidth.

(2)
Operating leases for facilities space represents our principal commitments for office space. Lease commitments of $8.8 million related to the lease for our former San Diego office, which we vacated in 2012, are also included in the table above.

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

Deferred Commissions

We defer the majority of expenses associated with commission payments made to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees that are deferred are amortized to sales expense over the non-cancelable terms of the related contracts with our customers. The commission payments are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. We believe this is preferable to expensing sales commissions as incurred because the commission charges are so closely related to revenues they should be recorded as an asset and charged to expense over the same period the revenues are recognized. Additionally, we believe this policy election enhances the comparability of our consolidated financial statements to those of other companies in our industry.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for us on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impacts of this new guidance.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2013, compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We continue to experience rapid growth in our customer base and have significantly expanded our operations during the last several years. In particular, we are aggressively investing in: significant expansion of our cloud-based infrastructure and associated service capacity; our global sales, marketing and operations activities and personnel; and additional office facility lease commitments and administrative employees. Our employee headcount has increased to 1,654 as of September 30, 2013 from 963 as of September 30, 2012. We signed new leases for a larger corporate office in San Diego in February 2012, additional office space in Amsterdam in September 2012, in Santa Clara in November 2012 and in London in December 2012. In addition, we hired new senior management in 2011 and 2012. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our sales force, facilities, infrastructure and operations, and refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. For instance, in 2012 we implemented a new financial enterprise resource planning system to help manage our future growth and are in the process of integrating that system with our customer relationship management system. If we fail to efficiently expand our sales force, operations, cloud-based infrastructure or IT and financial systems, or if we fail to implement or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing service, develop new applications, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, as our operating expenses increase in anticipation of the growth of our business, if such growth does not meet our expectations, our financial results likely would be harmed.

We have a limited history of operating profits, did not generate a profit in the three and nine months ended September 30, 2013, and may not achieve or maintain profitability in the future.

We have not been consistently profitable on a quarterly or annual basis and experienced a net loss of $14.7 million and $49.5 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, our accumulated deficit was $155.0 million. While we have experienced significant revenue growth over recent periods, this growth rate is likely to decrease and we may not return to profitability. Over the past year, we have significantly increased our expenditures to support the development and expansion of our business, which has resulted in increased losses. We plan to continue to invest for future growth, and as a result, we do not expect to be profitable for the foreseeable future. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this filing. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We need to continue to invest in the growth of our current and future data centers to support our expected customer growth and enhance the level of service we provide to our customers. If our required investments are greater than anticipated or if our customer growth does not meet our expectations, our financial results will be negatively impacted.

We have made and will continue to make substantial investments in the growth of our current and future data centers, including capital expenditures for new cloud-based infrastructure. These investments are required to support our expected customer growth and provide enhanced levels of service to our customers. In the nine months ended September 30, 2013, we incurred $8.1 million in third party hosting expenses and purchased $23.8 million in cloud-based infrastructure hardware for use in our data centers. Ongoing investments in our data centers and cloud-based infrastructure may be more expensive than we anticipate, may exceed what is required if our customer growth does not meet our expectations and may not yield the expected performance benefits, all of which could harm our financial results.

We may not timely and effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.

Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our service grows. As our customers gain more experience with our service, the number of users and transactions managed by our service, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the number of processes and systems managed by our service on behalf of these customers have in some cases, and may in the future, expand rapidly. In the past, a few of our largest customers have experienced reduced levels of availability, performance and functionality due to the scale at which they have implemented our service. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to develop and implement new technologies in our service and cloud-based infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. We are also dependent upon open source and other third-party technologies and may be unable to quickly effect changes to such technologies, which may prevent us from rapidly responding to evolving customer requirements. To the extent that we do not effectively scale our service and operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our service, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our services and we may be unable to compete as effectively and our business and operating results may be harmed.

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

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The markets in which we compete to automate enterprise IT and provide additional solutions inside and outside IT are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry in some segments. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our service and new market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from in-house solutions, large integrated systems vendors, established SaaS vendors and smaller companies with point solutions including SaaS offerings. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation, all of which are much larger and have substantially more financial resources than we do, and have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. In addition, many of our competitors offer SaaS solutions and may make acquisitions of businesses or assets that improve their service offerings. Further, other established SaaS providers not currently offering products to automate enterprise IT may expand their services to compete with our service. Many of our current and potential competitors have established marketing relationships, access to larger customer bases, pre-existing customer relationships and major distribution agreements with consultants, system integrators and resellers. In addition, some competitors may offer software that competes with a portion of our offerings at lower prices or with greater depth than our service. Moreover, as we expand the scope of our service and sell more solutions outside of IT, we may face additional competition from platform vendors such as Salesforce.com, or from application development vendors that are focused on other areas of the enterprise. Additionally, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Because our sales efforts are targeted at large enterprise customers, we face longer sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our substantial upfront sales investments do not result in sufficient sales, our operating results could be harmed.

We target our sales efforts at large enterprises, which we define as companies with over $750 million in revenues and a minimum of 200 IT employees. For instance, we derived approximately 11% of our revenues from large enterprise customers in the financial services industry for the three and nine months ended September 30, 2013. Because our large enterprise customers are often making an enterprise-wide decision to deploy our service, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Large enterprises often undertake a prolonged evaluation of our service, including whether the customer needs professional services performed by us or a third party for its unique IT and business process needs, and a comparison of our service to products offered by our competitors. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our service widely enough across their organization to justify our substantial upfront investment. It is possible in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and expand into functional areas outside of the traditional ITIL processes. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

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

Our ability to attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing service and to introduce new services. In order to grow our business, we must develop a service that reflects future updates to the ITIL framework and extends beyond the ITIL framework into other areas of enterprise IT operations management. We are also dependent on achieving growth outside of the IT department. The success of any enhancement or new service depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new service that we develop may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully develop new applications or enhance our existing service to meet the evolving requirements of our customers, our business and operating results will be harmed.

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

Increasing our customer base and achieving broader market acceptance of our service will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From September 30, 2012 to September 30, 2013, our sales and marketing organization increased from 330 to 581 employees. We plan to continue to expand our direct sales force both domestically and internationally. We believe there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of expansion in our sales force, we cannot predict whether or to what extent our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

Our current management team is new and if we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Each of our executive officers either joined us within the past three years or has taken on a new role in the organization. These changes in our executive management team may be disruptive to our business. Our success depends substantially upon the continued services of this group of executive officers, particularly Frank Slootman, our Chief Executive Officer and Frederic B. Luddy, our founder and Chief Product Officer, who are critical to our vision, strategic direction, culture, services and technology. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Our executive officers are generally employed on an at-will basis, which means that our executive officers could terminate their employment with us at any time. The loss of one or more of our executive officers or the failure by our executive team to effectively work with our employees and lead our company could harm our business.

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

From three months ended September 30, 2009 to the three months ended September 30, 2013, our revenues grew from $6.0 million to $111.3 million. We expect that, in the future, as our revenues increase to higher levels, our revenue growth rate will decline. However, we may not be able to generate sufficient revenues to achieve and sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

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

We generally recognize revenues from customers ratably over the terms of their subscriptions, which on average are approximately 35 months in duration for initial contract terms, although terms can range from 12 to 120 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

If we are unable to successfully manage the growth of our professional services business and improve our profit margin from these services, our operating results will be harmed.

Our professional services business, which performs implementation and configuration of our subscription service and training for our customers, has grown as our revenues from subscriptions have grown. We believe our investment in professional services facilitates the adoption of our subscription service. As a result, our sales efforts have been focused primarily on our subscription service, rather than the profitability of our professional services business. Historically, our pricing for professional services was predominantly on a fixed-fee basis and the cost of the time and materials incurred to complete these services was greater than the amount charged to the customer. These factors contributed to our gross profit and loss percentages from professional services and other of 1% and (6)% for the three months ended September 30, 2013 and 2012, respectively, and 12% and (6)% for the nine months ended September 30, 2013 and 2012, respectively. Included in the gross profit and loss percentages from professional services are revenues from our annual Knowledge user conference which contributed to 9 percentage points for each of the nine months ended September 30, 2013 and 2012. If we are unable to manage the growth of our professional services business and sustain our projected utilization rate for our professional services personnel, our operating results, including our profit margins, will be harmed.

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

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of copyright, trade secret and other intellectual property laws and confidentiality procedures to protect our proprietary rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense and may result in counter-claims with respect to infringement of intellectual property rights by us. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have only recently begun to develop a strategy to seek, and may be unable to obtain, patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 31% and 30% of our total revenues for the three and nine months ended September 30, 2013, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, beginning with the year ending on December 31, 2013, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act as of December 31, 2013, the date on which we will no longer be an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities. The remediation of this situation could require additional financial and management resources, further divert management's time and attention from the core business, hurt our reputation with investors, and the market price of our stock could decline.

We may acquire or invest in companies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

In July 2013, with the acquisition of Mirror42, we completed our first acquisition and we may evaluate and consider other potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Risks Relating to Ownership of Our Common Stock

The market price of our common stock has historically been and is likely to continue to be volatile and could subject us to litigation.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $53.11 through September 30, 2013. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

Our directors and executive officers beneficially own a significant percentage of our stock and are able to exert control over matters subject to stockholder approval.

As of September 30, 2013, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 16% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
None.

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

SERVICENOW, INC.

Date: November 4, 2013	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 4, 2013	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)