Form 10-K
period 2013-12-31
ServiceNow, Inc.
filed 2014-02-28
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Not applicable
__________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2013, the aggregate market value of its shares (based on a closing price of $40.39 per share on June 28, 2013 as reported on the New York Stock Exchange) held by non-affiliates was approximately $2.8 billion.
As of January 31, 2014, there were approximately 141.1 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

ITEM 1.    BUSINESS

Overview

ServiceNow is a leading provider of cloud-based services to automate and manage IT service relationships across the global enterprise. Our services include a suite of IT service automation applications built on our proprietary platform that can be rapidly deployed and configured. Customers use our services to create a single system of record for enterprise IT, automate manual tasks, standardize processes and consolidate legacy systems. Using ServiceNow, IT departments can accelerate their shift from managing IT infrastructure to managing IT service relationships across the enterprise with greater transparency, accountability and auditability. Our proprietary platform enables our customers to create custom applications and evolve the IT service model to service domains inside and outside the enterprise.

We offer our services under a Software-as-a-Service, or SaaS, business model. Customers access our services over the Internet through an easy-to-use, consumer-like interface. We provide our services from servers we manage in co-location facilities. Service upgrades are designed to be compatible with configuration changes and applied with minimal disruption to ongoing operations. Our multi-instance architecture has proven scalability for global enterprises, as well as advantages in security, reliability and deployment location.

We primarily market our services to large enterprises in a wide variety of industries, including financial services, consumer products, IT services, health care and technology. We sell our services through direct field sales and indirect channel sales. We also provide implementation services to customers through our professional services experts and a network of partners.

We were incorporated as Glidesoft, Inc. in California in June 2004 and changed our name to Service-now.com in February 2006. In May 2012, we reincorporated into Delaware as ServiceNow, Inc.

In February 2012, we changed our fiscal year-end from June 30 to December 31. Throughout this filing, references to “fiscal 2009,” “fiscal 2010” and “fiscal 2011” are to the fiscal years ended June 30, 2009, 2010 and 2011, while references to 2011, 2012, 2013 and 2014 refer to the respective years ending on December 31.

Transforming IT

All too often, legacy IT service management products are inflexible and IT demands from lines of business and shared services in the enterprise are unmet. The result has been the proliferation of applications outside the control of the IT organization. IT organizations have often lacked visibility into the full range of applications being used across the enterprise, and have been confronted with the challenge of managing disparate systems and the underlying infrastructure. Further, this fragmentation has resulted in an inability to audit, govern and meet compliance obligations. Work that should flow smoothly from one process to the next with easy-to-use technology and full transparency is forced to migrate through different, opaque and complex data models, interfaces and technologies, often with human involvement.

At the same time, workers are demanding consumer-friendly IT applications that can be customized to meet business requirements. Users in the enterprise are coming to expect the same intuitive experience with applications they use at work as they have with applications they use at home.

Our Subscription Services

We offer a suite of cloud-based applications that automate and manage IT and other service relationships across the enterprise:

•
IT Service Automation Applications. ServiceNow IT Service Automation Applications evolve the service model so that IT professionals can spend more time delivering innovative business solutions and less time managing disparate legacy applications and the underlying infrastructure. IT can replace fragmented systems with SaaS applications that use a single data model, provide a single system of record for IT and automate associated workflows across the enterprise.

•
Custom Application Development. ServiceNow users can rapidly turn ideas into working applications. These applications are built on the ServiceNow Service Automation Platform, which is designed to be used by both professional developers and non-technical IT personnel. ServiceNow users can build a wide variety of powerful business applications where there is a requester, a service process and a response. These applications can be built with minimal coding using a rich set of prebuilt services and templates and published with a single click. Custom applications can span from a single department to the entire enterprise, and may include order management, HR case management, legal request processing and other line of business and shared services applications.

Expert Services

We provide expert services to help customers transform IT, including leadership, guidance and education and support services.

Professional services. Customers configure our applications and build custom applications for their organizational structures and workflows. We provide implementation services through our professional services group and a network of partners. Our professional services can include customer guidance on implementation, comprehensive integration and implementation projects, and the development of custom applications.

Training and certification. We offer training and certification solutions to our customers and partners that fit their requirements, skill levels, learning styles and schedules.

Support. We offer technical support resources 24 hours a day, 7 days a week from support centers located in San Diego, Santa Clara, London, and Amsterdam. We also offer self-service technical support through our support portal, which provides access to documentation, knowledge base, online support forums and online incident filing.

Business Benefits
Key customer benefits of our services include:

•
Automation. Implementing work through standardized and automated workflows can improve the speed and accuracy of the delivery of services within the enterprise and increase the amount of work completed.

•
Extensibility and scalability. A common data model and ease of customization and development enable customers to leverage their existing ServiceNow implementations to expand into additional applications and functionality across the enterprise.

•	Speed and ease of implementation. A comprehensive set of feature-rich IT Service Automation Applications delivered as SaaS enable rapid implementation of business solutions.

•
Governance and compliance. The consolidation of previously disparate applications enables auditing, governance, transparency and reporting. Powerful reporting features deliver visibility into the costs and service performance of IT, including access to key performance indicators, benchmarking and executive dashboards.

•
User satisfaction. Delivering a mobile-enabled, consumerized storefront, with personalized dashboards and reporting, embedded user self-help and collaboration features, increases user satisfaction and use of IT-managed applications.

•	Reduced infrastructure requirements. We provide and support a secure high-availability infrastructure and install and manage included software updates.

•
Expertise. We provide access to highly skilled professional services, training, technical support, and dedicated peer support engagement programs, including annual user conferences, local user groups, special interest groups, online forums and blogs, collaboration and knowledge sharing for end users, partners and application developers.

Our Applications

Our services offer the following applications, options and capabilities:

IT Service Automation Applications

•	Incident Management enables customers to restore normal IT operations by providing capabilities to record, classify, distribute and manage incidents.

•	Problem Management facilitates the process of identifying the root causes of errors in the IT infrastructure by providing capabilities to record, escalate and manage problems.

•
Change Management allows repeatable methods and procedures to be used for introducing change into the IT infrastructure by providing capabilities for creating, assessing, approving and executing changes.

•	Release Management facilitates the planning, design, build, configuration, testing and release of hardware and software into the IT infrastructure.

•	Request Management provides capabilities to approve and fulfill requests for IT goods and services defined and presented in the service catalog.

•	Configuration Management (CMDB) provides capabilities to identify, record and report on IT configuration items and their relationships.

•	Asset Management provides capabilities to track and manage the physical, contractual and financial aspects of IT assets.

•	Project Portfolio Management provides capabilities to plan, organize, and manage IT projects and project portfolios, including associated tasks and resources.

•
Software Development Lifecycle Management provides capabilities to manage the software development process in IT projects including enhancement requests, defect prioritization, definition of release content and tasks.

•	IT Governance, Risk and Compliance provides capabilities to document IT policies and procedures, define and assess risks and controls, audit and test controls and track remediation tasks.

•	IT Cost Management provides capabilities to track one-time and recurring costs of configuration items used by IT and allocate those costs to business units using allocation rules.

•
Work Management provides capabilities to create work order records for the repair and service of IT equipment, including capabilities to qualify, dispatch and issue work tasks based on location and skill.

•	Vendor Performance Management provides capabilities to manage, evaluate and compare IT vendors based on predefined criteria.

•	Resource Management provides capabilities to view IT projects and the availability, allocation and capacity of assigned IT resources.
Case Management Applications

•
HR Service Automation provides capabilities to manage the service delivery of human resources departments by offering a self-service catalog, assignment of requests based on fulfillment rules and reporting.

Options and Add-Ons

Our customers can also purchase a number of services as add-on services, or service options, to accompany applications they have purchased. These service options include:

•	Performance Analytics provides advanced analytics and time series analysis for key performance indicators.

•
Discovery locates devices connected to an enterprise network. When Discovery locates a device, it explores its configuration, status, software and relationships to other connected devices and updates the Configuration Management Database.

•	Orchestration Core enables the automation of activities taking place outside of the ServiceNow environment.

•	Orchestration Cloud Provisioning Application provides the capability to automate the lifecycle of public and private Orchestration Cloud Provisioning Catalog Items.

•
Orchestration Password Reset Application provides the capability to reset users’ passwords that are stored and pre-authenticated in a credential store outside customers’ instances of the subscription service such as Active Directory and other supported credential stores.

•	Orchestration Configuration Automation Application provides the capability to manage the configuration settings of a physical or virtual device.
Custom Application Development

•
CreateNow™ Development Suite provides a browser-based, consolidated and comprehensive set of tools to manage the entire lifecycle of an application from creation to deployment. ServiceNow users can create powerful applications with minimal or no coding. Users can easily collaborate with each other using the team development feature. Completed applications can easily be deployed to a single department or the entire enterprise and are instantly available through mobile devices.

Our Service Automation Platform

The ServiceNow Service Automation Platform is a highly configurable, easy-to-use and extensible cloud platform built on an enterprise-grade infrastructure. All ServiceNow applications, as well as custom applications created by ServiceNow customers and partners, are built on this common, underlying platform. All of these applications leverage one user interface, one code base and one data model to create a single system of record for IT and the enterprise.

Our Technology

We designed our cloud-based service to support large global enterprises. The architecture, design, deployment and management of our services are focused on:

Scalability. Our services are designed to support concurrent user sessions within a global enterprise. Across our customer base we process billions of record-producing transactions per month and manage multiple petabytes of data while enabling best-in-class transaction processing time.

Availability. Our customers are highly dependent on our services for the day-to-day operations of their IT infrastructure. Our services are designed as an “always on” solution.

Security and Compliance. We employ a number of technologies, policies and procedures designed to protect customer data. We offer services that have received SSAE 16 (SOC1 Type 1 and  Type 2), SOC 2 and ISO 27001 third-party attestation. Our U.S. federal services have received a FISMA Moderate Authorization (ATO) attestation that can be used by our U.S. federal customer base. Additionally, our data centers have an ISO27001 or SSAE16 attestation or equivalent.

We have a standardized Java-based development environment with the majority of our software written in industry standard software programming languages. We also use Web 2.0 technologies like AJAX and HTML that give users an intuitive and familiar experience. Our hardware primarily consists of industry standard servers and network components. Our standard operating system and database are Linux and MySQL, respectively, and the system is highly portable across multiple platforms including Microsoft Windows, Microsoft SQL Server and Oracle databases.

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

For an increased subscription fee, we offer our customers the option to be deployed on dedicated hardware in our data centers. In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers' own servers without significant penalty. Our multi-instance architecture gives us the added flexibility to deploy our applications on-premises at a customer data center in order to support regulatory or security requirements. When our software is installed at the customer site, we define the hardware requirements that the customers must install and manage. We then work with the customers to remotely install the applications and provide ongoing customer support in a similar way to how we support customer instances deployed in our own managed data centers. A small percentage of our customers run an on-premises solution.

Sales and Marketing

We sell our services through direct field sales and indirect channel sales. Our primary sales channel is direct sales, and we also partner with systems integrators, managed services providers and resale partners, particularly in less developed markets. In the past year we have made significant investments in direct sales in many markets outside of the United States, and we intend to continue to invest in our direct sales force globally.

Our marketing efforts and lead generation activities consist primarily of customer referrals, Internet advertising, trade shows, industry events and press releases. We also host our annual Knowledge global user conference, and webinars where customers and partners both participate in and present a variety of programs designed to help accelerate marketing success with our services and platform.

We are investing in new geographies, including investment in direct and indirect sales channels, professional services capabilities, customer support resources and implementation partners. In addition to adding new geographies, we also plan to increase our investment in our existing locations in order to achieve scale efficiencies in our sales and marketing efforts.

Customers

We primarily market our services to large enterprises. We have proven scalability supporting large enterprise-wide deployments. As of December 31, 2013, we had 2,061 customers that operate in a wide variety of industries, including financial services, consumer products, IT services, health care and technology. No single customer accounted for more than 10% of our revenue for any of the periods presented.

Backlog

Backlog represents future amounts to be invoiced under our agreements and is not included in deferred revenue. As of December 31, 2013 and 2012, we had backlog of approximately $608 million and $379 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer subscription and professional services agreements, varying billing cycles of subscription agreements, and the timing of customer renewals.

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

Data Center Operations

We currently run our services from data centers located in the United States, Canada, the United Kingdom, the Netherlands, Switzerland, and Australia. We are also in the process of establishing a data center in Brazil. Our data centers operate in a mirrored configuration to provide high availability. We plan to add data centers, or expand our existing data center operations, as required to meet regulatory requirements and accommodate growth.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our services. We focus on developing new services and core technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. We focus our efforts on anticipating customer demand and then bringing new services and new versions of existing services to market quickly in order to remain competitive in the marketplace. We have made, and will continue to make, significant investments in research and development to strengthen our existing applications, expand the number of applications on our platform and develop additional automation technologies.

Competition

The markets in which we compete to automate and manage IT service relationships are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for automating and managing IT service relationships matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging SaaS and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. Moreover, as we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we face and will face additional competition from platform vendors including Salesforce.com and from application development vendors focused on these other markets.

The principal competitive factors in our industry include total cost of ownership, product functionality, breadth of offerings, flexibility and performance. We believe that we compete favorably with our competitors on each of these factors. However, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale.

Intellectual Property

We rely upon a combination of copyright, trade secret and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In addition, we have recently begun to seek patent protection for our technology. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services that provide features and functionality that are similar to our service offerings. Policing unauthorized use of our technology is difficult. The laws of the countries in which we market our services may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop services equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from doing so. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

Companies in our industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We currently face, and we expect we will face in the future, allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement. For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. For additional information, see Item 1A-Risk Factors in this annual report.

Employees

As of December 31, 2013, we had 1,830 full-time employees worldwide, including 636 in operations, professional services, training and customer support, 615 in sales and marketing, 352 in research and development and 227 in general and administrative roles. None of our U.S. employees is represented by a labor union with respect to his or her employment. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages and we believe our relations with our employees to be good.

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

Risks Related to Our Business and Industry

We expect our revenue growth rate to decline. As our costs increase, we may not be able to generate sufficient revenue to generate or sustain profitability or positive cash flow from operations.

From fiscal 2009 to the year ended December 31, 2013, our revenues grew from $19.3 million to $424.7 million. We expect that our revenue growth rate will decline. We also expect our costs to increase in future periods as we continue to invest in our growth. These investments may not result in increased revenues or growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors or our previously issued guidance, our stock price could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, or we fail to meet or exceed any forward guidance we have issued, or if any forward guidance we give is below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the number of new employees added;

•	the rate of expansion and productivity of our sales force;

•	the cost, timing and management effort for our development of new services;

•	the length of the sales cycle for our services;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in foreign currency exchange rates;

•	changes in effective tax rates;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts or affect renewal rates;

•	seasonality in terms of when we enter into customer agreements for our services;

•	changes in the average duration of our customer agreements;

•	changes in our renewal and upsell rates;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the impact of new accounting pronouncements;

•	changes in laws or regulations impacting the delivery of our services; and

•	the amount and timing of stock awards and the related financial statement expenses.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows are not meaningful and should not be relied upon as an indication of future performance.

We have experienced rapid growth in recent periods. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We continue to experience rapid growth in our customer base and have significantly expanded our operations during the last several years. Our rapid growth has placed, and will continue to place, a significant strain on our management, operations, infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our sales force, facilities, infrastructure and operations, and refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. If we fail to effectively manage our growth, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing service, develop new applications, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan.

Disruptions in our services could damage our customers’ businesses, subject us to substantial liability and harm our reputation and financial results.

Our customers use our services to manage important aspects of their businesses, and any disruptions in our services could damage our customers' businesses, subject us to substantial liability and harm our reputation and financial results. From time to time, we have found defects in our services, and new defects may be detected in the future. We provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may also result from errors we make in delivering, configuring, or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world. These centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our reputation and business will be harmed if our customers and potential customers believe our services are unreliable. Disruptions in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our warranty provisions or service level credit accruals or other increased expenses or risks of litigation. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

We face security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks. If any of these risks occur, our services may be perceived as not secure, we may lose prospective customers, existing customers may curtail or stop using our services, our ability to operate our business may be impaired, and we may incur significant liabilities.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information including in some cases personally identifiable information, protected health information, proprietary intellectual property and credit card information. We do not control or monitor the information that customers process in our services, we are unaware of the type, sensitivity and value of the customer information processed in our services and we do not vary our service offering and security measures due to the content of customer data. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. Additionally, unauthorized persons may obtain access to our own sensitive, proprietary or confidential information or systems including our intellectual property and other confidential business information and our information technology systems. Such access could be used to compromise our competitive position, our ability to deliver our services or our ability to manage and operate our business. The security measures protecting our customers' and our own information and systems could be breached as a result of third party action, employee error or misconduct. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business may be impaired, and we may incur significant liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

If we are not able to enhance our existing service, develop new applications and promote our services for the development of custom applications, our business and operating results could be harmed.

Our ability to attract new customers and increase revenues from existing customers depends on our ability to enhance our services and provide it in a way that is broadly accepted. In particular, we need to continuously modify and enhance our services to keep pace with changes in user expectations, Internet software practices, and communication, database, hardware and security technologies. In addition, we must effectively make our services available in additional ways, including on mobile devices. If we are unable to respond in a timely and cost-effective manner to these rapid developments, our services may become less marketable and less competitive or obsolete. Our success also depends on our ability to develop new applications and promote our services for the development of custom applications. We derive a substantial majority of our revenue from subscriptions to our suite of applications for use within IT, and we expect this will continue for the foreseeable future. We are expanding the breadth of our services to include offerings for service domains outside of IT and offerings for small and medium-sized businesses. The success of any enhancement or new application, and the success of our efforts to promote the use of our services for development of custom applications, depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new service that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For instance, we recently changed the way that we price and package our services, and prospective or existing customers may not accept the new pricing. In addition, sales of new services may erode sales of our existing similar services. If we are unable to enhance our existing service, successfully develop new applications or promote the use of our services for the development of custom applications, our business and operating results could be harmed.

We may not timely and effectively scale and adapt our technology to meet our customers’ performance and other requirements.

Our future growth is dependent upon our ability to continue to meet the expanding needs of our customers as their use of our services grows. We expect the number of users and transactions we manage, the amount of data we transfer, process and store, the number of locations from which our services are being accessed, and the number of processes and systems we manage to continue to grow. In the past, a few of our largest customers experienced reduced levels of availability, performance and functionality due to the scale at which they implemented our services. In order to meet the performance and other requirements of our customers, we intend to continue making significant investments to develop and implement new technologies in our services and cloud-based infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. We are also dependent upon open source and other third-party technologies and may be unable to quickly effect changes to such technologies, which may prevent us from rapidly responding to evolving customer requirements. To the extent that we do not effectively scale our services and operations to meet the growing needs of our customers, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our services, we may be unable to compete effectively and our business and operating results may be harmed.

We may acquire or invest in companies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse technologies, software or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

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

The markets in which we compete to automate and manage IT service relationships are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for automating and managing IT service relationships matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging SaaS and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. Moreover, as we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we will face additional competition from platform vendors including Salesforce.com and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our services to achieve or maintain market acceptance, any of which could harm our business.

If the market for our technology delivery model develops more slowly than we expect, our growth may slow or stall, and our operating results would be harmed.

Use of SaaS applications to automate and manage IT service relationships is at an early stage. We do not know whether the trend of adoption of enterprise SaaS solutions we have experienced in the past will continue in the future. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. Furthermore, some organizations, particularly large enterprises upon which we are dependent, have been reluctant or unwilling to use SaaS because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS solutions as a whole, including our services, will be negatively impacted. If the adoption of SaaS solutions does not continue, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From December 31, 2012 to December 31, 2013, our sales and marketing organization increased from 350 to 615 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

Our growth depends in part on the success of our strategic relationships with third parties and their continued performance.

We depend on various third parties, such as implementation partners, systems integrators, managed services providers and sales partners in order to grow our business. Our sales efforts have focused on large enterprise customers and there are a limited number of partners with the capacity to provide these customers a significant level of services. In order to continue our growth, we need to recruit these partners and these partners need to devote substantial resources to our solutions. Accordingly, we need to build services, implement partner programs, and provide training and other resources to recruit, retain and enable these partners. Our agreements with partners are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing solutions. Our competitors may be effective in providing incentives to our partners to favor their solutions or otherwise disrupt the relationships we have with our partners. In addition, global economic conditions could harm the businesses of our partners, and it is possible that they may not be able to devote the additional resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer. As we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we may need to establish relationships with additional sales and implementation partners. Further, reliance on third parties exposes us to risk of poor performance and failed customer expectations. If a customer is not satisfied with the quality of work performed by a third party, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction could damage our reputation or ability to obtain additional revenues from that customer or prospective customers.

Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in customer renewals or additional purchases would harm our operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized users to their subscriptions. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of authorized users. Although our renewal rates have been historically high, some of our customers have elected not to renew their agreements with us and we cannot accurately predict renewal rates. Moreover, in some cases, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with our subscription service, professional services, customer support, or prices, the prices of competing solutions, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. Our growth also depends in part on our ability to sell more subscriptions and additional professional services to our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or fail to purchase additional professional services, our revenues may decline, and our operating results would be harmed.

Because our sales efforts are targeted at large enterprise customers, we face longer sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our sales investments do not result in sufficient sales, our operating results could be harmed.

We target our sales efforts at large enterprise customers. Because these customers are often making an enterprise-wide decision to deploy our services, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Large enterprises often undertake a prolonged evaluation of our services, including whether they need professional services performed by us or a third party for their IT and business process needs, and a comparison of our services to products offered by our competitors. Moreover, our large enterprise customers often begin to deploy our services on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our services widely enough across their organization to justify our substantial upfront investment. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient subscription revenues to justify our investments, our operating results could be harmed.

We depend on our senior management team and if we lose key employees or are unable to attract and retain the employees we need to support our operations and growth, our business could be harmed.

Our success depends largely upon the continued services of our management team and many key individual contributors. From time to time, there may be changes in our management team resulting from the hiring or departure of employees, which could disrupt our business. Our employees are generally employed on an at-will basis, which means that our employees could terminate their employment with us at any time. The loss of one or more members of our management team or other key employees could have a serious impact on our business. In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud-based infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London and Amsterdam, our primary operating locations, is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

We may be unable to develop or obtain intellectual property that provides us with a competitive advantage or prevents third parties from infringing upon or misappropriating our intellectual property. Defending our intellectual property may result in substantial expenses that harm our operating results.

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and confidentiality procedures to protect our proprietary rights. We have recently begun to seek patent protection for our technology. We may not be successful in obtaining patent protection, and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. We may be required to spend significant resources to monitor and protect our intellectual property rights. We have and in the future may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel and may result in counter-claims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property, or are required to incur substantial expenses in defending our intellectual property rights, our business and operating results may be harmed.

We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights.

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

For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We intend to vigorously defend this lawsuit. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Hewlett-Packard’s claims, is uncertain. If an unfavorable outcome were to occur in this litigation, the impact could be material to our business, financial condition, or results of operations, depending on the specific circumstances of the outcome.

Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our services or refund fees. Such disputes could also cause an adverse impact to our customer satisfaction and related renewal rates and could cause us to lose potential sales. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations and harm our operating results.

Our use of open source software could harm our ability to sell our services and subject us to possible litigation.

A significant portion of the technologies licensed or developed by us incorporate open source software, and we may incorporate open source software into other services in the future. We attempt to monitor our use of open source software in an effort to avoid subjecting our services to adverse licensing conditions. However, there can be no assurance that our efforts have been or will be successful. There is little or no legal precedent governing the interpretation of the terms of open source licenses, and therefore the potential impact of these terms on our business is uncertain and enforcement of these terms may result in unanticipated obligations regarding our services and technologies. For example, depending on which open source license governs open source software included within our services or technologies, we may be subjected to conditions requiring us to offer our services to users at no cost; make available the source code for modifications and derivative works based upon, incorporating or using the open source software; and license such modifications or derivative works under the terms of the particular open source license. Moreover, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations, be subject to significant damages or be enjoined from the distribution of our services.

We need to continue to invest in the growth of our worldwide operations by opening new geographic markets. If our required investments in these markets are greater than anticipated, or if our customer growth in these markets does not meet our expectations, our financial results will be negatively impacted.

We are continuing to expand worldwide and have recently significantly expanded our presence in Brazil and Asia. We have made and will continue to make substantial investments as we enter these and other new geographic markets. These include investments in data centers and cloud-based infrastructure, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the investments. In addition, these investments may be more expensive than we initially anticipate. If our required investments are greater than anticipated or if our customer growth does not meet our expectations, our financial results will be negatively impacted.

Sales to customers outside North America expose us to risks inherent in international sales.

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 30% of our total revenues for the year ended December 31, 2013, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, privacy and data protection laws and regulations;

•	compliance by us and our business partners with international bribery and corruption laws, including the UK Bribery Act;

•	the risk that illegal or unethical activities of our business partners will be attributed to or result in liability to us;

•	compliance with regional data privacy laws that apply to the transmission of our customers’ data across international borders, many of which are stricter than the equivalent U.S. laws;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	foreign currency fluctuations and controls;

•	longer sales cycles;

•	longer accounts receivable payment cycles and other collection difficulties;

•
treatment of revenues from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;

•	different pricing and distribution environments;

•	local business practices and cultural norms that may favor local competitors;

•	localization of our services, including translation into foreign languages and associated expenses; and

•	regional economic and political conditions.

Any of these factors could negatively impact our business and results of operations.

A portion of our revenues are generated by sales to government entities and heavily regulated organizations, which are subject to a number of challenges and risks.

A portion of our sales are to governmental agencies. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our services. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Furthermore, engaging in sales activities to foreign governments introduces additional compliance risks specific to the Foreign Corrupt Practices Act, the UK Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Government and highly regulated entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet them, the additional costs associated with providing our services to government and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our services to them and to grow or maintain our customer base.

Because we recognize revenues from our subscription service over the subscription term, downturns or upturns in new sales and renewals will not be immediately reflected in our operating results.

We generally recognize revenues from customers ratably over the terms of their subscriptions, which on average are approximately 33 months in duration for initial contract terms, although terms can range from 12 to 120 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

We face exposure to foreign currency exchange rate fluctuations.

We conduct significant transactions, including intercompany transactions, in currencies other than the U.S. dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. dollar can affect our revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. It is particularly difficult to forecast any impact from exchange rate movements, so there is a risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods.

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

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act requires, among other things that we assess and report on the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses.

Changes in laws, regulations and standards related to the Internet may cause our business to suffer.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in this area. For instance, we believe increased regulation is likely in the area of data privacy, and changing laws, regulations and standards applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet, commerce conducted via the Internet or validation that particular processes follow the latest standards. These changes could limit the viability of Internet-based services such as ours. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and would cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain in connection with any natural disaster. The majority of our research and development activities, corporate offices, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be harmed in the event of a major natural disaster or catastrophic event.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

Risks Related to Our 0% Convertible Senior Notes Due 2018 (the "Notes")

Although the Notes are referred to as convertible senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.

The Notes will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our current or future subsidiaries from incurring additional liabilities.

As of December 31, 2013, we and our subsidiaries had $414.8 million in consolidated indebtedness, and our subsidiaries had $92.6 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.

We expect that many investors in, and potential purchasers of, the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.

We may still incur substantially more debt or take other actions which would diminish our ability to make payments on the Notes when due.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

Holders of Notes will not be entitled to any rights with respect to our common stock, but they will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.

Holders of Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our restated certificate of incorporation or restated bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

The conditional conversion feature of the Notes could result in note holders receiving less than the value of our common stock into which the Notes would otherwise be convertible.

Prior to the close of business on the business day immediately preceding July 1, 2018, holders of our Notes may convert their Notes only if specified conditions are met. If the specific conditions for conversion are not met, holders will not be able to convert their Notes, and they may not be able to receive the value of the cash, common stock or a combination of cash and common stock, as applicable, into which their Notes would otherwise be convertible.

Upon conversion of the Notes, note holders may receive less valuable consideration than expected because the value of our common stock may decline after holders exercise their conversion right but before we settle our conversion obligation.

Under the Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders Notes for conversion until the date we settle our conversion obligation.

Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that a note holder will receive upon conversion of such holder’s Notes will be determined by reference to the volume weighted average prices of our common stock for each trading day in a 30 trading-day observation period. This period would be: (i) if the relevant conversion date occurs prior to July 1, 2018, the 30 consecutive trading days beginning on, and including, the second trading day immediately succeeding such conversion date; and (ii) if the relevant conversion date occurs during the period from, and including, July 1, 2018 to the close of business on the second scheduled trading day immediately preceding November 1, 2018, the 30 consecutive trading days beginning on, and including, the 32nd scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration note holders receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average of the daily volume weighted average prices of our common stock during such period, the value of any shares of our common stock that note holders will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that holders will receive.

If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the third business day following the relevant conversion date (or, for conversions occurring on or after July 1, 2018, on the maturity date). Accordingly, if the price of our common stock decreases during this period, the value of the shares that holders receive will be adversely affected and would be less than the conversion value of the Notes on the conversion date.

The Notes are not protected by restrictive covenants.

The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of the Notes in the event of a fundamental change or other corporate transaction involving us except in certain cases described in the indenture connected with fundamental changes, consolidations, mergers or sales of assets.

The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Notes for any lost value of the Notes as a result of such transaction.

If a make-whole fundamental change occurs prior to maturity, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction. The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change may not adequately compensate holders for any lost value of the Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $250.00 per share or less than $53.73 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed 18.6115 shares of common stock, subject to adjustment in the same manner as the conversion rate.

Our obligation to increase the conversion rate for Notes converted in connection with a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The conversion rate of the Notes may not be adjusted for all dilutive events.

The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the Notes or our common stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to note holders.

If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the

Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to note holders.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.

Upon the occurrence of a fundamental change, note holders have the right to require us to repurchase all or a portion of the Notes. However, the fundamental change provisions will not afford protection to holders of Notes in the event of other transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to offer to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Notes.

In addition, absent the occurrence of a fundamental change or a make-whole fundamental change, changes in the composition of our board of directors will not provide holders with the right to require us to repurchase the Notes or to an increase in the conversion rate upon conversion.

We have not registered the Notes or the common stock issuable upon conversion of the Notes, if any, which will limit the ability of note holders to resell them.

The Notes and the shares of common stock issuable upon conversion of the Notes, if any, have not been registered under the Securities Act or any state securities laws. Unless the Notes and any shares of common stock issuable upon conversion of the Notes have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of the Notes and the common stock, if any, into which the Notes are convertible.

We cannot guarantee an active trading market for the Notes.

We have not listed and do not intend to apply to list the Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. Moreover, the initial purchasers of the Notes may cease making a market in the Notes at any time without notice. In addition, the liquidity of the trading market in the Notes, and the market price quoted for the Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure note holders that there will be an active trading market for the Notes. If an active trading market is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case, note holders might not be able to sell the Notes at a particular time or at a favorable price.

Any adverse rating of the Notes may cause their trading price to fall.

We have not obtained and do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announces its intention to put the Notes on credit watch, the trading price of the Notes could decline.

Note holders may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Notes even though note holders do not receive a corresponding cash distribution.

The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, note holders may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a note holder’s proportionate interest in us could be treated as a deemed taxable dividend to such note holder. If a make-whole fundamental change occurs prior to maturity, under some circumstances, we will increase the conversion rate for Notes converted in connection with the make-whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. If a holder is a non-U.S. holder, any deemed dividend generally would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Notes.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the Notes.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock, settlement of restricted stock units and issuance of performance shares pursuant to our employee benefit plans, for purchase by employees under our employee stock purchase plan, upon conversion of the Notes and in relation to the warrant transactions we entered into in connection with the pricing of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.

In connection with the sale of the Notes, we entered into convertible note hedge ("Note Hedge") transactions with certain financial institutions (the “option counterparties”). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock ("Warrants"). The Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect note holders’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Notes (and as a result, the value of the consideration, the amount of cash and/or the number of shares, if any, that note holders would receive upon the conversion of any Notes) and, under certain circumstances, the ability of the note holders to convert the Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Note Hedge transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the Note Hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock has historically been and is likely to continue to be volatile, could adversely impact the trading price of the Notes and could subject us to litigation.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $58.41 through

December 31, 2013. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

•
variations in our growth rate, operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward-looking statements related to future revenues and earnings per share;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;

•	announcements regarding our efforts to expand our offerings for service domains outside of IT, and offerings for small and medium-sized businesses;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our services due to computer hardware, software or network problems, security breaches, or other man-made or natural disasters;

•	the economy as a whole, and market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•
the size of our market float and the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the Notes or in connection with the Note Hedge and Warrant transactions relating to the Notes; and

•	any other factors discussed herein.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. A decrease in the market price of our common stock would likely adversely impact the trading price of our Notes. The price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 31, 2013, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 15% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Provisions in our charter documents, Delaware law and our Notes might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

Further, the fundamental change provisions of our Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change (as defined in the indenture for the Notes).

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal office is located in Santa Clara, California. We also maintain offices in multiple locations in the United States and internationally, including Amsterdam and London. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 17 to the consolidated financial statements for more information about our lease commitments. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable, terms.

ITEM 3.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We intend to vigorously defend this lawsuit. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Hewlett-Packard’s claims, is uncertain. If an unfavorable outcome were to occur in this litigation, the impact could be material to our business, financial condition, or results of operations depending on the specific circumstances of the outcome.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than as described above, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “NOW.”
The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2013
First Quarter	$38.22	$25.54
Second Quarter	$43.99	$33.95
Third Quarter	$53.11	$39.83
Fourth Quarter	$58.41	$47.37

Year ended December 31, 2012
First Quarter
Second Quarter	$24.75	$22.83
Third Quarter	$41.77	$22.62
Fourth Quarter	$38.14	$28.15

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

Stockholders
As of December 31, 2013, there were 37 registered stockholders of record (not including beneficial holders of stock held in street names) of our common stock

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on June 29, 2012 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN OF SERVICENOW, INC.

$250
$200
$150
$100
$50
$0
6/2012
9/2012
12/2012
3/2013
6/2013
9/2013
12/2013
ServiceNow, Inc.
NYSE Composite
S&P Systems Software

	6/29/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
ServiceNow, Inc.	100.00	157.24	122.07	147.15	164.19	211.18	227.68
NYSE Composite	100.00	106.46	109.60	118.97	120.54	127.34	138.40
S&P Systems Software	100.00	101.19	97.22	102.05	112.75	113.91	129.20

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

The selected consolidated statements of operations data for the years ended December 31, 2013 and 2012, for the six months ended December 31, 2011, and fiscal 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements and are included in this Form 10-K. The consolidated statements of operations data for fiscal 2009 and 2010 and the consolidated balance sheet data as of December 31, 2011, June 30, 2011, 2010, and 2009 are derived from our audited consolidated financial statements which are not included in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2011 and the six months ended December 31, 2010 are derived from our unaudited consolidated financial statements which are not included in this Form 10-K. We have prepared the unaudited financial information on the same basis as the audited consolidated financial statements and have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, we consider necessary for a fair statement of the financial information set forth in those statements.

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues(1):
Subscription	$349,804	$204,526	$110,886	$64,886	$33,191	$79,191	$40,078	$17,841
Professional services and other	74,846	39,186	17,186	8,489	4,753	13,450	3,251	1,474
Total revenues	424,650	243,712	128,072	73,375	37,944	92,641	43,329	19,315
Cost of revenues(2)(3):
Subscription	87,928	63,258	24,288	15,073	6,096	15,311	6,378	3,140
Professional services and other	67,331	40,751	22,336	12,850	6,778	16,264	9,812	4,711
Total cost of revenues	155,259	104,009	46,624	27,923	12,874	31,575	16,190	7,851
Gross profit	269,391	139,703	81,448	45,452	25,070	61,066	27,139	11,464
Operating expenses(2)(3):
Sales and marketing	195,190	103,837	52,896	32,501	13,728	34,123	19,334	8,499
Research and development	78,678	39,333	11,276	7,030	2,758	7,004	7,194	2,433
General and administrative	61,790	34,117	16,046	10,084	3,417	9,379	28,810	6,363
Total operating expenses	335,658	177,287	80,218	49,615	19,903	50,506	55,338	17,295
Income (loss) from operations	(66,267)	(37,584)	1,230	(4,163)	5,167	10,560	(28,199)	(5,831)
Interest and other income (expense), net	(4,930)	1,604	(1,129)	(1,446)	289	606	(1,226)	(27)
Income (loss) before provision for income taxes	(71,197)	(35,980)	101	(5,609)	5,456	11,166	(29,425)	(5,858)
Provision for income taxes	2,511	1,368	1,758	1,075	653	1,336	280	48
Net income (loss)	$(73,708)	$(37,348)	$(1,657)	$(6,684)	$4,803	$9,830	$(29,705)	$(5,906)
Net income (loss) attributable to common stockholders(4):
Basic	$(73,708)	$(37,656)	$(2,282)	$(6,996)	$762	$1,639	$(30,345)	$(6,531)
Diluted	$(73,708)	$(37,656)	$(2,282)	$(6,996)	$1,111	$2,310	$(30,345)	$(6,531)
Net income (loss) per share attributable to common stockholders(4):
Basic	$(0.54)	$(0.51)	$(0.11)	$(0.33)	$0.04	$0.09	$(1.31)	$(0.17)
Diluted	$(0.54)	$(0.51)	$(0.11)	$(0.33)	$0.04	$0.08	$(1.31)	$(0.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders(4):
Basic	135,415,809	73,908,631	20,154,088	21,104,219	17,156,445	18,163,977	23,157,576	39,039,066
Diluted	135,415,809	73,908,631	20,154,088	21,104,219	27,622,357	28,095,486	23,157,576	39,039,066

(1)
Revenues for the years ended December 31, 2013, 2012 and 2011, the six months ended December 31, 2011 and 2010 and the fiscal year ended June 30, 2011 reflect the prospective adoption of new revenue accounting guidance commencing on July 1, 2010. Please refer to Note 2 to our consolidated financial statements for impact of our adoption.

(2)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010	2009
	(in thousands)
Cost of revenues:
Subscription	$8,434	$3,929	$997	$674	$225	$548	$48	$6
Professional services and other	4,749	1,574	273	193	37	117	28	11
Sales and marketing	21,609	10,189	2,583	2,010	431	1,004	277	45
Research and development	16,223	6,496	965	704	207	468	90	50
General and administrative	14,566	5,749	2,652	2,056	221	817	102	15

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

	As of December 31,			As of June 30,
	2013	2012	2011	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$366,303	$118,989	$68,088	$59,853	$29,402	$7,788
Working capital, excluding deferred revenue	722,214	364,426	95,033	75,801	33,080	10,090
Total assets	1,168,476	478,114	156,323	108,746	51,369	15,327
Deferred revenue, current and non-current portion	266,722	170,361	104,636	74,646	40,731	16,778
Convertible senior notes, net	414,777	—	—	—	—	—
Convertible preferred stock	—	—	68,172	67,860	67,227	15,342
Total stockholders’ equity (deficit)	394,259	243,405	(57,426)	(58,381)	(71,262)	(21,690)

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

Overview

ServiceNow is a leading provider of cloud-based services to automate and manage IT service relationships across the global enterprise. Our services include a suite of IT service automation applications built on our proprietary platform that can be rapidly deployed and configured. Customers use our services to create a single system of record for enterprise IT, automate manual tasks, standardize processes and consolidate legacy systems. Using ServiceNow, enterprise IT departments can accelerate their shift from the management of IT infrastructure to the management of IT service relationships across the enterprise with greater transparency, accountability and auditability. Our proprietary platform enables our customers to create custom applications and evolve the IT service model to service domains inside and outside the enterprise.

We offer our services under a SaaS business model. Our subscription fees include access to the ordered subscription service and related support and include updates of the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training of customer personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

Many customers initially subscribe to our services to solve a specific and immediate problem. Once that problem is solved, many of our customers deploy additional applications as they become more familiar with our services and apply them to new IT processes. In addition, many customers either repurpose our IT applications or build custom applications that automate various processes for business uses outside of IT such as human resources, facilities and quality control management. A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 1,830 as of December 31, 2013 from 1,077 as of December 31, 2012.

Fiscal Year End

On February 3, 2012, our board of directors approved a change to our fiscal year-end from June 30 to December 31. Included in this filing is the transition period for the six months ended December 31, 2011. References to “fiscal 2011” and “fiscal 2010” refer to the fiscal years ended June 30, 2011 and 2010, respectively.

Key Factors Affecting Our Performance

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annual contract value of upsells signed during the period, net of any decreases in annual contract value of renewals during the period, divided by our total annual contract value signed during the period. The upsell rate was 31%, 30% and 29% for the years ended December 31, 2013, 2012 and 2011, respectively, and 28% and 25% for the six months ended December 31, 2011 and 2010, respectively, and 27% and 25% for fiscal 2011 and fiscal 2010, respectively. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers and are also derived from the addition of other subscription services.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from lost customers, divided by the total annual contract value from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Annual contract value is equal to the first 12 months of expected subscription revenues under a contract. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's annual contract value, we may deem the renewal as a lost customer. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 96%, 97% and 97% for the years ended December 31, 2013, 2012 and 2011, respectively, 97% and 99% for the six months ended December 31, 2011 and 2010, respectively, and 97% and 95% for fiscal 2011 and fiscal 2010, respectively.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that has contracted for a separate production instance of our services are counted as a separate customer. As of December 31, 2013 and 2012, our total customer count was 2,061 and 1,512, respectively.

Investment in growth. We have invested, and intend to continue to invest in, expanding our operations, including increasing our headcount, expanding our cloud-based infrastructure, increasing access for our partners to utilize our tools and resources, and developing technology to support our growth. We have recently, and may in the future, also enter into acquisition transactions.

Expansion beyond IT. Our customers can purchase access to our application suite for use outside of the IT department. Customers may also purchase access to our services to develop custom applications using our platform. Although in the near term we expect our revenue growth to be primarily driven by adoption and penetration of our suite of applications for use within IT, we continue to enhance the development capabilities within our platform, allowing custom application development to expand within our customer base. We believe the extensibility and simplicity of our platform is resulting in an increased use of our application suite outside of the IT department as well as an increase in customer application development.

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription period. In addition, we offer three separately priced enabling technologies: Discovery, Orchestration and Performance Analytics. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our average initial contract term was approximately 33 months for 2013. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

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

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service.Our pricing for professional services are primarily on a time-and-materials basis. We generally invoice our professional services monthly in arrears based on actual hours and expenses incurred. Other revenues include primarily fees from customer training delivered on-site or publicly available classes, royalties from licensing training materials, attendance and sponsorship fees for our annual Knowledge user conference and other customer forums. Typical payment terms require our customers to pay us within 30 days of invoice.

Refer to “Critical Accounting Policies and Significant Judgments and Estimates” below for further discussion of our revenue recognition accounting policy.

Backlog. Backlog represents future amounts to be invoiced under our agreements and is not included in deferred revenue. As of December 31, 2013 and 2012, we had backlog of approximately $608.4 million and $379.0 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer subscription and professional services agreements, varying billing cycles of subscription agreements, and the timing of customer renewals.

Allocation of Overhead Costs

Overhead costs associated with facilities, IT and certain depreciation related to noncloud-based infrastructure are allocated to cost of revenues and operating expenses based on headcount. Depreciation related to our cloud-based infrastructure hardware equipment is classified as cost of subscription revenues. We anticipate overhead costs to increase in absolute dollars in 2014 due to growth in new geographic locations. During the year ended December 31, 2013, facilities expenses increased by $5.3 million compared to prior year, primarily due to expansion in our current headquarters and growth to new geographic locations.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs; personnel related costs directly associated with our cloud-based infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid to third-party vendors are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 17%, 26% and 55% for the years ended December 31, 2013, 2012 and 2011, respectively, 64% and 70% for the six months ended December 31, 2011 and 2010, and 54% and 135% in fiscal 2011 and fiscal 2010, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also includes third-party referral fees, marketing and promotional events, including our annual Knowledge user conference, online marketing, product marketing and allocated overhead.

Research and Development Expenses

Research and development expenses consist primarily of personnel related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation, and allocated overhead.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related expenses for our executive, finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses and stock-based compensation; external legal, accounting and other professional services fees; other corporate expenses; and allocated overhead.

Provision for Income Taxes

The provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2013 and 2012. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010
	(in thousands)
Revenues(1):
Subscription	$349,804	$204,526	$110,886	$64,886	$33,191	$79,191	$40,078
Professional services and other	74,846	39,186	17,186	8,489	4,753	13,450	3,251
Total revenues	424,650	243,712	128,072	73,375	37,944	92,641	43,329
Cost of revenues(2)(3):
Subscription	87,928	63,258	24,288	15,073	6,096	15,311	6,378
Professional services and other	67,331	40,751	22,336	12,850	6,778	16,264	9,812
Total cost of revenues	155,259	104,009	46,624	27,923	12,874	31,575	16,190
Gross profit	269,391	139,703	81,448	45,452	25,070	61,066	27,139
Operating expenses(2)(3):
Sales and marketing	195,190	103,837	52,896	32,501	13,728	34,123	19,334
Research and development	78,678	39,333	11,276	7,030	2,758	7,004	7,194
General and administrative	61,790	34,117	16,046	10,084	3,417	9,379	28,810
Total operating expenses	335,658	177,287	80,218	49,615	19,903	50,506	55,338
Income (loss) from operations	(66,267)	(37,584)	1,230	(4,163)	5,167	10,560	(28,199)
Interest and other income (expense), net	(4,930)	1,604	(1,129)	(1,446)	289	606	(1,226)
Income (loss) before provision for income taxes	(71,197)	(35,980)	101	(5,609)	5,456	11,166	(29,425)
Provision for income taxes	2,511	1,368	1,758	1,075	653	1,336	280
Net income (loss)	$(73,708)	$(37,348)	$(1,657)	$(6,684)	$4,803	$9,830	$(29,705)

(1)
Revenues for the years ended December 31, 2013, 2012 and 2011, the six months ended December 31, 2011 and 2010 and the fiscal year ended June 30, 2011 reflect the prospective adoption of new revenue accounting guidance commencing on July 1, 2010. Please refer to Note 2 to our consolidated financial statements for impact of our adoption.

(2)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010
	(in thousands)
Cost of revenues:
Subscription	$8,434	$3,929	$997	$674	$225	$548	$48
Professional services and other	4,749	1,574	273	193	37	117	28
Sales and marketing	21,609	10,189	2,583	2,010	431	1,004	277
Research and development	16,223	6,496	965	704	207	468	90
General and administrative	14,566	5,749	2,652	2,056	221	817	102

(3)
Cost of revenues and operating expenses for the fiscal year ended June 30, 2010 reflect compensation expense of $0.7 million and $30.1 million, respectively, related to the repurchase of shares from eligible stockholders in connection with our sale and issuance of Series D preferred stock.

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010
Revenues:
Subscription	82%	84%	87%	88%	87%	85%	92%
Professional services and other	18	16	13	12	13	15	8
Total revenues	100	100	100	100	100	100	100
Cost of revenues:
Subscription	21	26	19	20	16	16	15
Professional services and other	16	17	17	18	18	18	22
Total cost of revenues	37	43	36	38	34	34	37
Gross profit	63	57	64	62	66	66	63
Operating expenses:
Sales and marketing	46	42	41	44	36	37	45
Research and development	18	16	9	10	7	8	17
General and administrative	14	14	13	14	9	10	66
Total operating expenses	78	72	63	68	52	55	128
Income (loss) from operations	(15)	(15)	1	(6)	14	11	65
Interest and other income (expense), net	(1)	1	(1)	(2)	1	1	(3)
Income (loss) before provision for income taxes	(16)	(14)	—	(8)	15	12	68
Provision for income taxes	1	1	1	1	2	1	1
Net income (loss)	(17)%	(15)%	(1)%	(9)%	13%	11%	(69)%

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010
	(in thousands)
Revenues by geography
North America	$295,400	$173,001	$93,315	$51,901	$27,919	$69,333	$31,396
Europe	105,177	60,579	30,242	18,842	8,693	20,093	10,708
Asia Pacific and other	24,073	10,132	4,515	2,632	1,332	3,215	1,225
Total revenues	$424,650	$243,712	$128,072	$73,375	$37,944	$92,641	$43,329

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010
Revenues by geography
North America	69%	71%	73%	71%	74%	75%	72%
Europe	25	25	24	26	23	22	25
Asia Pacific and other	6	4	3	3	3	3	3
Total revenues	100%	100%	100%	100%	100%	100%	100%

Comparison of the years ended December 31, 2013 and 2012

Revenues

	Year Ended December 31,		% Change
	2013	2012
	(dollars in thousands)
Revenues:
Subscription	$349,804	$204,526	71%
Professional services and other	74,846	39,186	91%
Total revenues	$424,650	$243,712	74%
Percentage of revenues:
Subscription	82%	84%
Professional services and other	18	16
Total	100%	100%

Subscription revenues increased $145.3 million during the year ended December 31, 2013, compared to the prior year, driven by our upsells, renewals and an increase in our customer count. Our upsell rate and renewal rate for the trailing twelve months ending December 31, 2013 were 31% and 96%, respectively, compared to 30% and 97%, respectively, for the trailing twelve months ending December 31, 2012. Total customer count at December 31, 2013 was 2,061 compared to 1,512 at December 31, 2012, an increase of 36%. Revenues from our direct sales organization and channel partners represented 88% and 12%, respectively, for the years ended December 31, 2013 and 2012.

Professional services and other revenues increased $35.7 million during the year ended December 31, 2013, compared to the prior year, due to an increase in the services provided to our growing customer base, increase in utilization and improvements in pricing of our professional services engagements. In addition, revenues from our annual Knowledge user conference increased to $5.0 million during the year ended December 31, 2013 compared to $2.0 million in the prior year due to increased sponsorship and paid registrations.

Our average total revenues per customer, defined as trailing four quarters' revenues divided by the average number of customers during the trailing four quarters, increased to approximately $230,000 for the year ended December 31, 2013 compared to approximately $190,000 for the year ended December 31, 2012. In addition, during the year ended December 31, 2013, we expanded to several new markets primarily in Europe, the Middle East and Africa, or EMEA, and Asia Pacific and other regions.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$87,928	$63,258	39%
Professional services and other	67,331	40,751	65%
Total cost of revenues	$155,259	$104,009	49%
Gross profit percentage:
Subscription	75%	69%
Professional services and other	10%	(4)%
Total gross profit percentage	63%	57%
Gross profit:	$269,391	$139,703	93%
Headcount (at period end)
Subscription	341	218	56%
Professional services and other	295	183	61%
Total headcount	636	401	59%

Cost of subscription revenues increased $24.7 million during the year ended December 31, 2013, compared to the prior year, primarily due to increased headcount resulting in an increase of $14.6 million in employee-related costs, an increase of $4.5 million in stock-based compensation, an increase of $4.7 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $2.7 million in other overhead expenses. Employee-related costs primarily consist of salaries and wages, benefits and travel. Hosting expenses decreased $1.8 million primarily due to the migration of customers from our managed service data centers to our co-location data centers.

Our subscription gross profit percentage was 75% for the year ended December 31, 2013 compared to 69% for the prior year. We expect our subscription gross profit percentage to remain relatively flat for the year ended December 31, 2014.

Cost of professional services and other revenues increased $26.6 million during the year ended December 31, 2013 as compared to the prior year primarily due to increased headcount resulting in an increase of $17.3 million in employee-related costs, an increase of $3.2 million in stock-based compensation, an increase of $2.1 million in overhead expenses, and an increase of $3.7 million in outside services costs.

Our professional services and other gross profit (loss) percentage increased to 10% during the year ended December 31, 2013 compared to (4)% in the prior year due to improved scoping and pricing on customer engagements, better resource utilization and an increase in revenues from our annual Knowledge user conference which contributed six percentage points to the professional services and other gross profit percentage for the year ended December 31, 2013 and 2012. All related expenses from our annual Knowledge user conference are recorded in sales and marketing. We expect our gross profit percentage from professional services and other to remain relatively flat for the year ended December 31, 2014 primarily due to the anticipated increase in headcount in the professional services organization.

Sales and Marketing

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$195,190	$103,837	88%
Percentage of revenues	46%	42%
Headcount (at period end)	615	350	76%

Sales and marketing expenses increased $91.4 million during the year ended December 31, 2013 as compared to the prior year, primarily due to increased headcount that resulted in an increase of $45.2 million in employee-related costs, an increase of $11.4 million in stock-based compensation, an increase of $5.2 million in overhead expenses and an increase of $17.5 million in commissions expense. Commissions increased primarily due to growth in bookings and current year changes to our commission plans that place more emphasis on achieving quarterly targets and allow for participants in the plan to increase their compensation at a higher rate for exceeding their annual targets. Commissions and referral fees amounted to 10% and 8% of subscription revenues for the years ended December 31, 2013 and 2012, respectively. Marketing and event expenses increased $10.7 million, which included a $4.7 million increase in expenses related to our annual Knowledge user conference due to attendance more than doubling compared to the prior year.

We expect sales and marketing expenses to increase for the year ended December 31, 2014 in terms of dollars and as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Research and development	$78,678	$39,333	100%
Percentage of revenues	18%	16%
Headcount (at period end)	352	200	76%

Research and development expenses increased $39.3 million during the year ended December 31, 2013 as compared to the prior year, primarily due to increased headcount which resulted in an increase of $23.9 million in employee-related costs, an increase of $9.7 million in stock-based compensation, an increase of $4.0 million in overhead expenses and an increase of $1.5 million in outside services related to increase use of consultants.

We expect research and development expenses to increase for the year ended December 31, 2014 in absolute dollar terms and as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
General and administrative	$61,790	$34,117	81%
Percentage of revenues	14%	16%
Headcount (at period end)	227	126	80%

General and administrative expenses increased $27.7 million during the year ended December 31, 2013 as compared to the prior year, primarily due to increased headcount which resulted in an increase of $13.4 million in employee-related costs, an increase of $8.8 million in stock-based compensation and an increase of $2.8 million in overhead expenses. Outside services increased $2.9 million primarily due to our international expansion and the acquisition of Mirror42 Holding B.V. The increase is also related to costs associated with our first full year of being a public company.

We expect general and administrative expenses to increase for the year ended December 31, 2014, in absolute dollar terms, but to remain flat as a percentage of total revenues as we continue to grow.

Interest and Other Income, net

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Interest and other income (expense), net	$(4,930)	$1,604	NM
Percentage of revenues	(1)%	1%

Interest and other income (expense), net, decreased $6.5 million during the year ended December 31, 2013 as compared to the prior year, primarily due to a loss from foreign currency transactions and $3.5 million in amortization expense of debt discount and issuance costs related to our convertible senior notes (the "Notes") issued in November 2013. We had a foreign currency transaction loss of $2.5 million for the year ended December 31, 2013 as compared to a gain of $1.1 million for the prior year, primarily due to the strengthening of the Euro against other major currencies and an increase in our foreign operations. The decrease was partially offset by an increase of $0.7 million in interest income due to the higher investment balances during the year ended December 31, 2013 compared to the prior year. During 2014, we expect to incur approximately $29.1 million in amortization expense of debt discount and issuance costs related to the Notes. Our expanding international operations will continue to increase our exposure to currency risks, though we cannot presently predict the impact of this exposure on our consolidated financial statements.

While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may hedge selected significant transactions denominated in currencies other than the U.S. dollar in the future.

 Provision for Income Taxes

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Loss before income taxes	$(71,197)	$(35,980)	98%
Provision for income taxes	2,511	1,368	84%
Effective tax rate	(4)%	(4)%

Our effective tax rate remained at (4)% during the years ended December 31, 2013 and 2012. Our tax expense increased $1.1 million during the year ended December 31, 2013 as compared to the prior year due to a higher proportion of earnings in foreign jurisdictions with high statutory tax rates, a higher loss from U.S. operations, the tax effect of acquired companies, and the issuance of the Notes. See Note 15 to our consolidated financial statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign structuring, we expect our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. We consider the earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States.

 Comparison of the years ended December 31, 2012 and 2011

Revenues

	Year Ended December 31,		% Change
	2012	2011
	(dollars in thousands)
Revenues:
Subscription	$204,526	$110,886	84%
Professional services and other	39,186	17,186	128%
Total revenues	$243,712	$128,072	90%
Percentage of revenues:
Subscription	84%	87%
Professional services and other	16	13
Total	100%	100%

Revenues increased $115.6 million, primarily due to the increase in subscription revenues of $93.6 million. Of the total increase in subscription revenues, 34% represented revenues from new customers acquired after December 31, 2011, and 66% represented revenues from existing customers at or prior to December 31, 2011. Our total customers increased 55% to 1,512 at December 31, 2012 from 974 at December 31, 2011. The average total revenues per customer, defined as revenue during the trailing four quarters divided by the average number of customers during the trailing four quarters, increased to approximately $190,000 from approximately $157,000 over this period primarily due to an increase in the number of subscriptions sold to existing customers and an increase in average new customer deal size.

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

Cost of professional services and other revenues increased $18.4 million during the year ended December 31, 2012 as compared to prior year. The overall increase was primarily attributable to increased personnel-related expenses of $15.5 million, consisting primarily of increased employee compensation, benefits and travel expenses of $13.8 million and additional stock-based compensation of $1.3 million, driven by headcount growth and an increase in our stock price. Overhead expenses increased $1.1 million also due to headcount growth. In addition, outside services expenses increased $1.8 million primarily due to an increase in implementation services as a result of our increased sales volume.

Our professional services and other gross profit (loss) percentage improved from (30)% during the year ended December 31, 2011 to (4)% during the year ended December 31, 2012. The improved gross profit percentage was primarily attributable to a shift in our pricing model to a time-and-materials basis and an increased focus on scoping projects and managing resource utilization. Additionally, during the year ended December 31, 2012, the amount of work we sub-contracted to our partners decreased as a percentage of total professional services and other revenues compared to prior year. Professional services and other revenues include $2.0 million and $1.1 million for our Knowledge conference, for the years ended December 31, 2012 and 2011, respectively. Revenues from our Knowledge conference contributed six percentage points and nine percentage points to the professional services and other gross profit percentage for the years ended December 31, 2012 and 2011, respectively. Expenses associated with the conference are included in sales and marketing expense.

Sales and Marketing

	Year Ended December 31		% Change
	2012	2011
	(dollars in thousands)
Sales and marketing	$103,837	$52,896	96%
Percentage of revenues	42%	41%
Headcount (at period end)	350	242	45%

Sales and marketing expenses increased $50.9 million due to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing increased 45% from December 31, 2011 to December 31, 2012, contributing to a $34.1 million increase in personnel-related expenses, consisting primarily of increased employee compensation, benefits and travel expenses associated with our marketing team and direct sales force of $25.5 million and additional stock-based compensation of $7.6 million. The increase is also due to increased overhead expenses of $2.3 million due to increased headcount. In addition, we incurred an increase of $4.8 million in marketing and event expenses primarily attributable to our Knowledge conference, which experienced a 102% increase in attendance year-over-year. Commissions increased $9.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, which was directly attributable to increased revenues and changes made to our commission plans. Commissions and referral fees amounted to 8% and 7% of subscription revenues in 2012 and 2011, respectively. These fees are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts.

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

Provision for Income Taxes

	Year Ended December 31		% Change
	2012	2011
	(dollars in thousands)
Income (Loss) before income taxes	$(35,980)	$101	NM
Provision for income taxes	1,368	1,758	(22)%
Effective tax rate	(4)%	1,741%

The provision for income taxes decreased $0.4 million, primarily as a result of our operating loss, a lower proportion of earnings in taxable jurisdictions, and benefit from California research and development credits for the year ended December 31, 2012 compared to the prior year.

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

Cost of subscription revenues increased $9.0 million during the six months ended December 31, 2011 as compared to the same period in the prior year. The overall increase in cost of subscription revenues was primarily attributed to increased personnel-related expenses of $4.9 million, consisting of increased employee compensation, benefits and travel expenses of $4.5 million and additional stock-based compensation of $0.4 million. The increase in personnel-related expenses was driven by headcount growth. In addition, hosting fees for our network infrastructure increased $1.6 million as we increased data center capacity to support our growth. At December 31, 2011, we delivered our services from six data centers in North America and seven data centers internationally, compared to three data centers in North America and five data centers internationally at December 31, 2010. Depreciation expense also increased $1.1 million as we started the transition of our network infrastructure from a managed services hosting model to a co-location model.

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

Provision for Income Taxes

	Six Months Ended December 31,		% Change
	2011	2010
	(dollars in thousands)
Income (Loss) before income taxes	$(5,609)	$5,456	NM
Provision for income taxes	1,075	653	65%
Effective tax rate	(19)%	12%

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

Cost of subscription revenues increased $8.9 million during fiscal 2011 as compared to the same period in the prior year. The overall increase in cost of subscription revenues was primarily attributed to increased personnel-related expenses of $5.0 million, consisting of increased employee compensation, benefits and travel expenses of $4.5 million and additional stock-based compensation of $0.5 million. These personnel-related expenses increases were driven by headcount. In addition, hosting fees for our network infrastructure increased $2.1 million as we increased data center capacity to support our growth. At June 30, 2011, we delivered our services from six data centers in North America and five data centers internationally compared to three data centers in the United States and five data centers internationally at June 30, 2010. Depreciation expense also increased $0.8 million as we started the transition of our network infrastructure from a managed service hosting model to a co-location model.

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

The interest and other income (expense), net, increased $1.8 million during fiscal 2011 as compared to the prior fiscal year. We had a foreign currency transaction gain of $0.6 million for fiscal 2011 as compared to a loss of $0.5 million for fiscal 2010, primarily due to the strengthening of the U.S. dollar against other major currencies in which we denominate our invoices. Additionally, during fiscal 2010, we marked to market our preferred stock warrants and revalued them upon settlement as part of the sale and issuance of Series D preferred stock, resulting in additional expense of $0.7 million.

Provision for Income Taxes

	Fiscal Year Ended June 30,		% Change
	2011	2010
	(dollars in thousands)
Income (Loss) before income taxes	$11,166	$(29,425)	NM
Provision for income taxes	1,336	280	377%
Effective tax rate	12%	(1)%

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

Quarterly Results of Operations

The following table set forth our quarterly consolidated statements of operations. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 30, 2013	Sep 30, 2013	June 30, 2013	March 31, 2013	Dec 30, 2012	Sep 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share data)
Revenues:
Subscription	$104,878	$92,992	$80,376	$71,558	$62,886	$55,279	$46,820	$39,541
Professional services and other	20,352	18,267	21,846	14,381	12,276	9,066	9,954	7,890
Total revenues	125,230	111,259	102,222	85,939	75,162	64,345	56,774	47,431
Cost of revenues(1):
Subscription	25,968	23,429	20,219	18,312	20,076	17,931	14,239	11,012
Professional services and other	19,410	18,146	15,779	13,996	12,232	9,643	8,652	10,224
Total cost of revenues	45,378	41,575	35,998	32,308	32,308	27,574	22,891	21,236
Gross profit	79,852	69,684	66,224	53,631	42,854	36,771	33,883	26,195
Operating expenses:
Sales and marketing	57,337	47,336	52,291	38,226	29,481	28,140	26,909	19,307
Research and development	23,869	20,819	17,951	16,039	13,235	10,783	9,272	6,043
General and administrative	18,007	16,179	15,325	12,279	9,676	11,195	6,819	6,427
Total operating expenses	99,213	84,334	85,567	66,544	52,392	50,118	43,000	31,777
Income (loss) from operations	(19,361)	(14,650)	(19,343)	(12,913)	(9,538)	(13,347)	(9,117)	(5,582)
Interest and other income (expense), net	(4,326)	600	(1,323)	119	456	615	41	492
Income (loss) before provision for income taxes	(23,687)	(14,050)	(20,666)	(12,794)	(9,082)	(12,732)	(9,076)	(5,090)
Provision for income taxes	545	663	739	564	849	321	(352)	550
Net income (loss)	$(24,232)	$(14,713)	$(21,405)	$(13,358)	$(9,931)	$(13,053)	$(8,724)	$(5,640)
Net income (loss) per share attributable to common stockholders - Basic	$(24,232)	$14,713	$21,405	$(13,358)	$(9,931)	$(13,053)	$(8,878)	$(5,794)
Net income (loss) per share attributable to common stockholders - Diluted	$(24,232)	$14,713	$21,405	$(13,358)	$(9,931)	$(13,053)	$(8,878)	$(5,794)
Basic	$(0.17)	$(0.11)	$(0.16)	$(0.10)	$(0.08)	$(0.11)	$(0.32)	$(0.23)
Diluted	$(0.17)	$(0.11)	$(0.16)	$(0.10)	$(0.08)	$(0.11)	$(0.32)	$(0.23)

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the quarter ended December 31. The increase in customer agreements for the quarter ended December 31 is primarily a result of the terms of our commission plans to incentivize our direct sales force to meet their quotas by December 31 and large enterprise account buying patterns typical in the software industry. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenues, due to the fact that we recognize subscription revenues over the term of the license agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Our revenues have increased over the periods presented due to increased sales to new customers, as well as upsells to existing customers. Our operating expenses have increased sequentially every quarter primarily due to increases in headcount and other related expenses to support our growth. We anticipate these expenses will continue to increase in future periods as we continue to focus on investing in the long-term growth of our business.

Liquidity and Capital Resources

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010
	(dollars in thousands)
Net cash provided by (used in) operating activities	$81,746	$48,766	$39,977	$13,220	$10,711	$37,468	$(7,532)
Net cash used in investing activities	(402,795)	(239,149)	(14,485)	(7,959)	(1,857)	(8,383)	(1,455)
Net cash provided by financing activities	568,570	241,839	3,159	2,154	222	1,227	30,672
Net increase in cash and cash equivalents, net of impact of exchange rates on cash	247,314	50,901	29,631	8,235	9,055	30,451	21,614

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of December 31, 2013, we had $634.6 million in cash and cash equivalents and short-term investments, of which $33.4 million represented cash located overseas. In addition, we had $255.4 million in long-term investments which provide additional capital resources.

In November 2013, we issued $575.0 million in aggregate principal amount of the Notes and concurrently entered into a hedge (the "Note Hedge") and warrant transaction (the "Warrants"). The net proceeds of this debt issuance will be used for general corporate purposes, including potential acquisitions and strategic transactions. The Warrants are exercisable at a strike price of $107.46 per share. Upon conversion of the Notes, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2013, the Notes were not convertible.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets and investments in office facilities to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of net income adjusted for certain non-cash items, including depreciation and amortization, amortization of issuance cost and debt discount, stock-based compensation, tax benefits from employee stock plans and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $81.7 million for the year ended December 31, 2013 compared to $48.8 million for the prior year. The increase in operating cash flow was primarily due to the increased net income after adjusting for the non-cash activities and favorable impacts of changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased due to increased sales for the year ended December 31, 2013. The increase was offset by a decrease in net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses due to the growth of our business and increased headcount of 70% for the year ended December 31, 2013.

Net cash provided by operating activities was $48.8 million for the year ended December 31, 2012 compared to $40.0 million for the prior year. The increase in operating cash flow was primarily due to the increased net incomes after adjusting for the non-cash activities and favorable impacts of change in operating assets and liabilities. Net cash flow from accounts receivable, deferred commissions and deferred revenue increased due to increased sales for the year ended December 31, 2012. The increase was offset by decrease in net cash flows from accrued liabilities, accounts payable and prepaid expenses due to growth of our business and increased headcount of 79% for the year ended December 31, 2012 compared to the prior year.

Net cash provided by operating activities was $13.2 million for the six months ended December 31, 2011 compared to $10.7 million for the six months ended December 31, 2010. The increase in operating cash flow was primarily due to the increased net incomes after adjusting for the non-cash activities and favorable impacts of change in operating assets and liabilities. Net cash flow from accounts receivable, deferred commissions and deferred revenue increased due to increased sales. Our sales and marketing headcount increased 73% during the six months ended December 31, 2011 compared to the prior period. The increase in accrued liabilities was primarily driven by the growth in our business and increased headcount.

Net cash provided by operating activities was $37.5 million for fiscal 2011 compared to $7.5 million for fiscal 2010. The increase in operating cash flow was primarily due to the increased net incomes driven by the growth of our business.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $402.8 million compared to $239.1 million for the year ended December 31, 2012. The increase in cash used in investing activities was mainly due to increases in the net purchases of investments of $136.8 million and capital expenditures of $13.3 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth. Additionally, in 2013 we paid $13.3 million for the acquisition of Mirror42 Holding B.V.

Net cash used in investing activities for the year ended December 31, 2012 was $239.1 million compared to $14.5 million for the year ended December 31, 2011. The increase in cash used in investing activities was mainly due the increases in the net purchases of investments of $197.1 million and capital expenditures of $27.4 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Net cash used in investing activities for the six months ended December 31, 2011 was $8.0 million compared to $1.9 million for the six months ended December 31, 2010. The increase in cash used in investing activities was mainly due to increase in capital expenditures of $5.9 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

In fiscal 2011 and 2010, our investing activities primarily consisted of capital expenditures related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements and furniture and equipment to support our headcount growth.

 Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $568.6 million compared to $241.8 million for the year ended December 31, 2012. The increase in cash provided by financing activities was primarily due to net proceeds of $511.7 million from issuance of the Notes and Warrants and purchase of the Note Hedge, and $38.8 million increase in proceeds from exercise of employee stock options and $13.2 million proceeds from our Employee Stock Purchase Plan, or ESPP. For the year ended December 31, 2012, we received $169.8 million net proceeds from our IPO, $50.6 million net proceeds from our follow-on offering, and $17.8 million net proceeds from the issuance of common stock.

Net cash provided by financing activities for the year ended December 31, 2012 was $241.8 million compared to $3.2 million for the year ended December 31, 2011. The increase in cash provided by financing activities was primarily due to net proceeds from IPO of $169.8 million, net proceeds from our follow-on offering of $50.6 million, $17.8 million in gross proceeds from the issuance of common stock through a private placement with a new stockholder $1.6 million increase in tax benefits from employee stock plan, partially offset by our purchases of common stock and restricted stock from stockholders of $2.0 million.

Net cash provided by financing activities for the six months ended December 31, 2011 was $2.2 million compared to $0.2 million for the six months ended December 31, 2010. The increase in cash provided by financing activities was primarily due to $2.0 million increase in proceeds from employee stock options.

Net cash provided by financing activities for fiscal 2011 was $1.2 million compared to $30.7 million for fiscal year 2010. The decrease in cash provided by financing activities was primarily due to the sale and issuance of Series D preferred stock of $51.2 million in fiscal 2010, $21.0 million of which was used to repurchase and subsequently cancel shares of common stock from eligible stockholders and warrants to purchase Series B preferred stock from a warrant holder.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following table represents our known contractual obligations as of December 31, 2013, aggregated by type:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases:
Data centers(1)	$21,603	$9,797	$9,820	$1,306	$680
Facilities space(2)	117,965	10,314	27,851	28,530	51,270
Convertible Senior Notes	575,000	—	—	575,000	—
Total operating leases	$714,568	$20,111	$37,671	$604,836	$51,950

(1)	Operating leases for data centers represent our principal commitment for co-location facilities for data center capacity.

(2)
Operating leases for facilities space represents our principal commitments, which consists of obligations under office space leases. Lease commitments of $8.4 million related to the lease for our former San Diego office are also included in the table above.

In addition to the obligations in the table above, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2013. It is uncertain as to if or when such amounts may be settled. We have also recorded a liability for potential penalties of $0.3 million and interest of $0.1 million related to these unrecognized tax benefits.

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

Revenue Recognition

We derive our revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term.

Our contracts typically do not give the customer the right to take possession of the software supporting the services. Professional services and other revenues consist of fees associated with the implementation and configuration of our services. Professional services and other revenues also include customer training and attendance and sponsorship fees for Knowledge, our annual user conference.

We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of related fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

We use a signed contract together with a signed order form or a purchase order as evidence of an arrangement for a new customer. In subsequent transactions with an existing customer, including an upsell or a renewal, we consider the existing signed contract and either the new signed order form or new purchase order as evidence of an arrangement.

We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Once our services are available to customers, we record amounts due in accounts receivable and in deferred revenue. We price professional services primarily on a time-and-materials basis and recognize professional services revenues as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, we defer professional services revenues and the associated costs until all acceptance criteria have been met.

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

We have multiple element arrangements comprised of subscription fees and professional services. In October 2009, the Financial Accounting Standards Board, or FASB, ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. As a result, this guidance was applied to all revenue arrangements entered into or materially modified since July 1, 2010. For fiscal 2011, total revenues increased $6.4 million and deferred revenue decreased $6.4 million due to adoption of the new guidance.

Upon adoption of this authoritative accounting guidance, we began to account for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have concluded that our subscription service has standalone value as it is routinely sold separately by us. In addition, the applications offered through this subscription service are fully functional without any additional development, modification or customization. We provide customers access to our subscription service at the beginning of the contract term. In determining whether professional services have standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. Our professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, customers independently contract with third-party vendors to do the implementation and we regularly outsource implementation services to contracted third-party vendors. As a result, we concluded professional services, including implementation and configuration services, have standalone value.

We determine the selling price of each deliverable in the arrangement using the selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. The selling price for each unit of accounting is based on the BESP since VSOE and TPE are not available for our subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analysis. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of accounting based on the relative selling price. The BESP for our subscription service is based upon the historical selling price of these deliverables.

In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers’ own servers without significant penalty. These arrangements are subject to software revenue recognition guidance since the customer deploys our software. We have analyzed all of the elements in these particular multiple element arrangements and determined that we do not have sufficient VSOE of fair value to allocate revenue to our subscription service and professional services. Consequently, we defer all revenue and related costs under the arrangement until the last element in the transaction has been delivered or started to be delivered. Once the subscription service and the professional services have commenced, we recognize the entire fee and related costs from the arrangement ratably over the remaining period of the arrangement.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are directly associated with our non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. We include amortization of deferred commissions in sales and marketing expense in the consolidated statements of comprehensive income (loss).

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, or more frequently if circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives ranging from 18 months to six years. Each period we evaluate the estimated remaining useful life of purchased intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

We periodically review the carrying amounts of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. We recognize compensation expense related to shares issued pursuant to the ESPP, on a straight-line basis over the offering period. We recognize compensation expense net of estimated forfeiture activity. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSU awards using the fair value of our common stock on the date of grant.

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority, based on the technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in our tax provision.

We calculate the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years and record adjustments based on filed income tax returns when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and foreign tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent the assessment of such tax position changes, we record the change in estimate in the period in which we make the determination.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The new guidance becomes effective for us on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We determined the impact of this new guidance is not material to the consolidated financial statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling. Revenues outside of North America as a percentage of revenue was 30%, 29% and 27% during the year ended December 31, 2013, 2012 and 2011, respectively, 29% and 26% during the six months ended December 31, 2011 and 2010, respectively, and 25% and 28% in fiscal 2011 and fiscal 2010, respectively. Changes in exchange rates may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the most part, we are unable to accurately forecast the changes in exchange rates and consequent gains and losses from such fluctuations. We recognized foreign currency net losses of $2.5 million, $1.3 million, $0.6 million and $0.3 million for the year ended December 31, 2013 and 2011, fiscal 2011 and the six months ended December 31, 2010, respectively. We recognized foreign currency net gains of $1.1 million, $1.6 million and $0.5 million for the year ended December 31, 2012, the six months ended December 31, 2011 and fiscal 2010, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.

We estimate that a decline in the value of the U.S. dollar as measured against the other currencies in which our transactions are denominated would have widened our operating loss in the year ended December 31, 2013.  A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an approximate $0.3 million increase in operating loss for the year ended December 31, 2013. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity

In February 2012, we began investing in corporate debt securities. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2013, a hypothetical 50 basis point increase in interest rates would result in an approximate $2.6 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

Market Risk

In November 2013, we issued Notes with aggregate principal amount of $575.0 million. We carry this instrument at face value less unamortized discount on our balance sheet. Because this instrument does not bear interest, we have no financial statement risk associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuate when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of changes in convertible preferred stock and stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of ServiceNow, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and December 31, 2012, the six months ended December 31, 2011, and the fiscal year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audit (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2014

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$366,303	$118,989
Short-term investments	268,251	195,702
Accounts receivable, net	108,339	78,163
Current portion of deferred commissions	31,123	14,979
Prepaid expenses and other current assets	23,733	14,256
Total current assets	797,749	422,089
Deferred commissions, less current portion	21,318	11,296
Long-term investments	255,356	—
Property and equipment, net	75,560	42,342
Intangible assets, net	5,796	596
Goodwill	8,724	—
Other assets	3,973	1,791
Total assets	$1,168,476	$478,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,405	$9,604
Accrued expenses and other current liabilities	68,130	48,059
Current portion of deferred revenue	252,553	153,964
Total current liabilities	328,088	211,627
Deferred revenue, less current portion	14,169	16,397
Convertible senior notes, net	414,777	—
Other long-term liabilities	17,183	6,685
Total liabilities	774,217	234,709
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value; 600,000,000 shares authorized; 140,354,605 and 126,367,700 shares issued and outstanding at December 31, 2013 and 2012, respectively	140	126
Additional paid-in capital	573,791	348,803
Accumulated other comprehensive loss	(476)	(36)
Accumulated deficit	(179,196)	(105,488)
Total stockholders’ equity	394,259	243,405
Total liabilities and stockholders’ equity	$1,168,476	$478,114

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Revenues:
Subscription	$349,804	$204,526	$64,886	$33,191	$79,191
Professional services and other	74,846	39,186	8,489	4,753	13,450
Total revenues	424,650	243,712	73,375	37,944	92,641
Cost of revenues(1):
Subscription	87,928	63,258	15,073	6,096	15,311
Professional services and other	67,331	40,751	12,850	6,778	16,264
Total cost of revenues	155,259	104,009	27,923	12,874	31,575
Gross profit	269,391	139,703	45,452	25,070	61,066
Operating expenses(1):
Sales and marketing	195,190	103,837	32,501	13,728	34,123
Research and development	78,678	39,333	7,030	2,758	7,004
General and administrative	61,790	34,117	10,084	3,417	9,379
Total operating expenses	335,658	177,287	49,615	19,903	50,506
Income (loss) from operations	(66,267)	(37,584)	(4,163)	5,167	10,560
Interest and other income (expense), net	(4,930)	1,604	(1,446)	289	606
Income (loss) before provision for income taxes	(71,197)	(35,980)	(5,609)	5,456	11,166
Provision for income taxes	2,511	1,368	1,075	653	1,336
Net income (loss)	$(73,708)	$(37,348)	$(6,684)	$4,803	$9,830
Net income (loss) attributable to common stockholders
Basic	$(73,708)	$(37,656)	$(6,996)	$762	$1,639
Diluted	$(73,708)	$(37,656)	$(6,996)	$1,111	$2,310
Net income (loss) per share attributable to common stockholders:
Basic	$(0.54)	$(0.51)	$(0.33)	$0.04	$0.09
Diluted	$(0.54)	$(0.51)	$(0.33)	$0.04	$0.08
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	135,415,809	73,908,631	21,104,219	17,156,445	18,163,977
Diluted	135,415,809	73,908,631	21,104,219	27,622,357	28,095,486
Other comprehensive income (loss):
Foreign currency translation adjustments	$(303)	$(830)	$807	$(49)	$167
Unrealized loss on investments	(137)	(105)	—	—	—
Provision for (benefit from) income taxes	—	—	26	(14)	57
Other comprehensive income (loss), net of tax	(440)	(935)	781	(35)	110
Comprehensive income (loss)	$(74,148)	$(38,283)	$(5,903)	$4,768	$9,940

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (continued)
(in thousands, except share and per share data)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Cost of revenues:
Subscription	$8,434	$3,929	$674	$225	$548
Professional services and other	4,749	1,574	193	37	117
Sales and marketing	21,609	10,189	2,010	431	1,004
Research and development	16,223	6,496	704	207	468
General and administrative	14,566	5,749	2,056	221	817

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series C Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2010	983,606	$5,930	2,500,000	$3,504	3,988,636	$6,548	2,990,635	$51,245	16,493,488	$16	$—	$(71,286)	$8	$(71,262)
Common stock issued under employee stock plan	—	—	—	—	—	—	—	—	4,279,456	5	441	—	—	446
Tax benefit from employee stock plan	—	—	—	—	—	—	—	—	—	—	138	—	—	138
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	36	—	—	36
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,954	—	—	2,954
Accretion of preferred stock dividends and issuance costs	—	18	—	200	—	415	—	—	—	—	(633)	—	—	(633)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	—	—	110	110
Net income	—	—	—	—	—	—	—	—	—	—	—	9,830	—	9,830
Balance at June 30, 2011	983,606	$5,948	2,500,000	$3,704	3,988,636	$6,963	2,990,635	$51,245	20,772,944	$21	$2,936	$(61,456)	$118	$(58,381)

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series C Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued under employee stock plan	—	—	—	—	—	—	—	—	1,469,118	1	1,283	—	—	1,284
Tax benefit from employee stock plan	—	—	—	—	—	—	—	—	—	—	41	—	—	41
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	208	—	—	208
Buyback of restricted common stock	—	—	—	—	—	—	—	—	(12,084)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,637	—	—	5,637
Accretion of preferred stock dividends and issuance costs	—	9	—	101	—	202	—	—	—	—	(312)	—	—	(312)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	—	—	781	781
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,684)	—	(6,684)
Balance at December 31, 2011	983,606	$5,957	2,500,000	$3,805	3,988,636	$7,165	2,990,635	$51,245	22,229,978	$22	$9,793	$(68,140)	$899	$(57,426)

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series C Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	—	—	—	—	10,350,000	10	169,774	—	—	169,784
Conversion of preferred stock to common stock upon initial public offering	(983,606)	(5,966)	(2,500,000)	(3,905)	(3,988,636)	(7,364)	(2,990,635)	(51,245)	83,703,016	84	68,396	—	—	68,480
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	—	—	—	—	—	—	1,897,500	2	49,848	—	—	49,850
Common stock issued under employee stock plans	—	—	—	—	—	—	—	—	6,654,558	6	4,047	—	—	4,053
Issuance of common stock to third party investors, net of issuance costs	—	—	—	—	—	—	—	—	1,750,980	2	17,846	—	—	17,848
Tax benefit from employee stock plans	—	—	—	—	—	—	—	—	—	—	1,694	—	—	1,694
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	1,606	—	—	1,606
Buyback of restricted common stock	—	—	—	—	—	—	—	—	(34,168)	—	—	—	—	—
Buyback and retirement of common stock	—	—	—	—	—	—	—	—	(184,164)	—	(1,960)	—	—	(1,960)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	28,067	—	—	28,067
Accretion of preferred stock dividends and issuance costs	—	9	—	100	—	199	—	—	—	—	(308)	—	—	(308)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	—	—	—	(935)	(935)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(37,348)	—	(37,348)
Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	126,367,700	$126	$348,803	$(105,488)	$(36)	$243,405

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series C Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued under employee stock plans	—	—	—	—	—	—	—	—	13,986,905	14	56,484	—	—	56,498
Tax benefit from employee stock plans	—	—	—	—	—	—	—	—	—	—	1,658	—	—	1,658
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	381	—	—	381
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,694	—	—	65,694
Equity component of the convertible notes, net	—	—	—	—	—	—	—	—	—	—	152,061	—	—	152,061
Purchase of convertible note hedge	—	—	—	—	—	—	—	—	—	—	(135,815)	—	—	(135,815)
Sales of warrants	—	—	—	—	—	—	—	—	—	—	84,525	—	—	84,525
Other comprehensive loss, net	—	—	—	—	—	—	—	—			—	—	(440)	(440)
Net loss	—	—	—	—	—	—	—	—			—	(73,708)	—	(73,708)
Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	140,354,605	$140	$573,791	$(179,196)	$(476)	$394,259

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,			Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012		2011	2010	2011
					(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(73,708)	$(37,348)		$(6,684)	$4,803	$9,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,152	13,506		2,045	502	1,472
Amortization of premiums on investments	4,758	1,337		—	—	—
Amortization of deferred commissions	29,364	13,710		3,492	1,642	4,023
Amortization of debt discount and issuance costs	3,498	—		—	—	—
Stock-based compensation	65,581	27,937		5,637	1,121	2,954
Tax benefit from employee stock plans	(1,658)	(1,694)		(41)	(117)	(138)
Deferred income tax	(231)	(746)		—	—	—
Other	558	2,850		72	—	60
Changes in operating assets and liabilities:
Accounts receivable	(29,506)	(33,341)		(20,365)	(7,631)	(14,762)
Deferred commissions	(54,943)	(29,175)		(8,313)	(2,180)	(5,568)
Prepaid expenses and other assets	3,471	(2,904)	(1)	(1,445)	(648)	(3,180)
Accounts payable	(252)	4,887		1,490	(845)	254
Deferred revenue	94,405	64,845		29,990	12,557	33,915
Accrued expenses and other liabilities	16,257	24,902		7,342	1,507	8,608
Net cash provided by operating activities	81,746	48,766		13,220	10,711	37,468
Cash flows from investing activities:
Purchases of property and equipment	(55,321)	(42,066)		(7,959)	(2,057)	(8,733)
Acquisition, net of cash acquired	(13,330)	—		—	—	—
Purchases of investments	(570,679)	(240,626)		—	—	—
Sale of investments	55,158	1,025		—	—	—
Maturities of investments	181,554	42,473		—	—	—
Restricted cash	(177)	45		—	200	350
Net cash used in investing activities	(402,795)	(239,149)		(7,959)	(1,857)	(8,383)
Cash flows from financing activities:
Net proceeds from initial public offering	—	169,784		—	—	—
Net proceeds from (offering costs paid in connection with) follow-on offering	(698)	50,561		—	—	—
Net proceeds from borrowings on convertible senior notes	562,941	—		—	—	—
Proceeds from issuance of warrants	84,525	—		—	—	—
Purchase of convertible note hedge	(135,815)	—		—	—	—
Proceeds from employee stock plans	55,959	3,912		2,128	105	1,089
Tax benefit from employee stock plans	1,658	1,694		41	117	138
Net proceeds from issuance of common stock	—	17,848		—	—	—
Purchases of common stock and restricted stock from stockholders	—	(1,960)		(15)	—	—
Net cash provided by financing activities	568,570	241,839		2,154	222	1,227
Foreign currency effect on cash and cash equivalents	(207)	(555)		820	(21)	139
Net increase in cash and cash equivalents	247,314	50,901		8,235	9,055	30,451
Cash and cash equivalents at beginning of period	118,989	68,088		59,853	29,402	29,402
Cash and cash equivalents at end of period	$366,303	$118,989		$68,088	$38,457	$59,853
Supplemental disclosures of other cash flow information:
Taxes paid	$920	$1,524		$360	$—	$1,403
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$68,480		$—	$—	$—
Property and equipment included in accounts payable and accrued expenses	3,741	1,234		6,296	369	756
Exercise of stock options included in prepaid and other assets	10	1,089		—	—	—
Offering costs not yet paid	—	711		—	—	—

(1)	Includes $5.3 million payment received from our founder during the year ended December 31, 2012. Refer to Note 16.

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of the Business

ServiceNow is a leading provider of cloud-based services to automate and manage IT service relationships across the global enterprise. Our services include a suite of IT service automation applications built on our proprietary platform that can be rapidly deployed and configured. Customers use our services to create a single system of record for enterprise IT, automate manual tasks, standardize processes and consolidate legacy systems. Using ServiceNow, enterprise IT departments can accelerate their shift from the management of IT infrastructure to the management of IT service relationships across the enterprise with greater transparency, accountability and auditability. Our proprietary platform enables our customers to create custom applications and evolve the IT service model to service domains inside and outside the enterprise.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Fiscal Year Change

On February 3, 2012, our board of directors approved a change to our fiscal year end from June 30 to December 31. Included in this report is the transition period for the six months ended December 31, 2011. Accordingly, we included the unaudited consolidated statements of comprehensive income (loss) and cash flows for the six months ended December 31, 2010 for comparative purposes. In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the results of our operations and our cash flows for the six months ended December 31, 2010. References to "fiscal 2011" refer to the fiscal year ended June 30, 2011.

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

Segments

We define the term “chief operating decision maker” to be our Chief Executive Officer. Our chief operating decision maker allocates resources and assesses financial performance based upon discrete financial information at the consolidated level.  Accordingly, we have determined that we operate in a single reporting segment.

Foreign Currency Translation

The functional currencies for our foreign subsidiaries are primarily their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in interest and other income (expense), net within the consolidated statements of comprehensive income (loss).

Allocation of Overhead Costs

Overhead costs associated with facilities, IT and certain depreciation related to non cloud-based infrastructure hardware equipment are allocated to cost of revenues and operating expenses based on headcount. Depreciation related to our cloud-based infrastructure hardware equipment is classified as cost of subscription revenues.

Revenue Recognition

We derive our revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term.

Our contracts typically do not give the customer the right to take possession of the software supporting the services. Professional services and other revenues consist of fees associated with the implementation and configuration of our services. Professional services and other revenues also include customer training and attendance and sponsorship fees for Knowledge, our annual user conference.

We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of related fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

We use a signed contract together with a signed order form or a purchase order as evidence of an arrangement for a new customer. In subsequent transactions with an existing customer, including an upsell or a renewal, we consider the existing signed contract and either the new signed order form or new purchase order as evidence of an arrangement.

We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Once our services are available to customers, we record amounts due in accounts receivable and in deferred revenue. We price professional services primarily on a time-and-materials basis and recognize professional services revenues as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, we defer professional services revenues and the associated costs until all acceptance criteria have been met.

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

We have multiple element arrangements comprised of subscription fees and professional services. In October 2009, the Financial Accounting Standards Board, or FASB, ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. As a result, this guidance was applied to all revenue arrangements entered into or materially modified since July 1, 2010. For fiscal 2011, total revenues increased $6.4 million and deferred revenue decreased $6.4 million due to adoption of the new guidance.

Upon adoption of this authoritative accounting guidance, we began to account for subscription and professional services revenues as separate units of accounting. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have concluded that our subscription service has standalone value as it is routinely sold separately by us. In addition, the applications offered through this subscription service are fully functional without any additional development, modification or customization. We provide customers access to our subscription service at the beginning of the contract term. In determining whether professional services have standalone value, we considered the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. Our professional services, including implementation and configuration services, are not so unique and complex that other vendors cannot provide them. In some instances, customers independently contract with third-party vendors to do the implementation and we regularly outsource implementation services to contracted third-party vendors. As a result, we concluded professional services, including implementation and configuration services, have standalone value.

We determine the selling price of each deliverable in the arrangement using the selling price hierarchy. Under the selling price hierarchy, the selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. The selling price for each unit of accounting is based on the BESP since VSOE and TPE are not available for our subscription service or professional services and other. The BESP for each deliverable is determined primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analysis. The total arrangement fee for these multiple element arrangements is then allocated to the separate units of accounting based on the relative selling price. The BESP for our subscription service is based upon the historical selling price of these deliverables.

In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers’ own servers without significant penalty. These arrangements are subject to software revenue recognition guidance since the customer deploys our software. We have analyzed all of the elements in these particular multiple element arrangements and determined that we do not have sufficient VSOE of fair value to allocate revenue to our subscription service and professional services. Consequently, we defer all revenue and related costs under the arrangement until the last element in the transaction has been delivered or started to be delivered. Once the subscription service and the professional services have commenced, we recognize the entire fee and related costs from the arrangement ratably over the remaining period of the arrangement.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are directly associated with our non-cancelable subscription contracts with customers and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. We include amortization of deferred commissions in sales and marketing expense in the consolidated statements of comprehensive income (loss).

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized in the financial statements on a non-recurring basis or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a fair value hierarchy that is based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of the fair value hierarchy are as follows:

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

Investments

Investments consist of commercial paper, corporate notes and bonds and U.S. government agency securities. We classify investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest and other income (expense), net in the consolidated statements of comprehensive income (loss).

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

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, or more frequently if circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives ranging from 18 months to six years. Each period we evaluate the estimated remaining useful life of purchased intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

We periodically review the carrying amounts of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Convertible Preferred Stock

Prior to the closing of the initial public offering, or IPO, we had four series of convertible preferred stock outstanding. We recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. We classified the convertible preferred stock outside of stockholders’ equity because the shares contained liquidation features that were not solely within our control.

Upon the closing of our IPO on July 5, 2012, all of the outstanding 10,462,877 shares of convertible preferred stock automatically converted into an aggregate of 83,703,016 shares of common stock. As of December 31, 2013 and 2012, we had no shares of preferred stock outstanding.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan, or ESPP, on a straight-line basis over the offering period. We recognize compensation expense net of estimated forfeiture activity. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSUs using the fair value of our common stock on the date of grant.

Net Income (Loss) Per Share Attributable to Common Stockholders

We compute net income (loss) attributable to common stockholders using the two-class method required for participating securities. We consider our convertible preferred stock that was outstanding prior to the close of our IPO and shares of common stock subject to repurchase resulting from the early exercise of stock options to be participating securities since they contain non-forfeitable rights to dividends or dividend equivalents in the event we declare a dividend for common stock. In accordance with the two-class method, earnings allocated to these participating securities, are subtracted from net income after deducting preferred stock dividends and accretion to the redemption value of the Series A, Series B and Series C to determine total undistributed earnings to be allocated to common stockholders. The holders of our convertible preferred stock did not have a contractual obligation to share in our net losses and such shares were excluded from the computation of basic earnings per share in periods of net loss.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive common shares, which are comprised of outstanding common stock options, convertible preferred stock, RSUs, common stock subject to repurchase, ESPP obligations, convertible senior notes and warrants. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. In periods where the effect of the conversion of preferred stock is dilutive, net income (loss) attributable to common stockholders is adjusted by the associated preferred dividends and accretions. The effects of outstanding common stock options, convertible preferred stock, RSUs, common stock subject to repurchase, ESPP obligations, convertible senior notes and warrants are excluded from the computation of diluted net income (loss) per common share in periods in which the effect would be antidilutive.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash, cash equivalents, investments, accounts receivable. We maintain cash, cash equivalents and investments at financial institutions that management believes are high credit, quality financial institutions. We invest in securities with a minimum rating of A by Standard & Poor's and A-2 by Moody's. We are also exposed to credit risk under the convertible note hedge ("Note Hedge") transactions that may result from counterparties' non-performance.

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2013 and 2012, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenues in any of the periods presented.

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

	Balance at Beginning of Year	Additions: Charged to Operations	Additions: Charged to Deferred Revenue	Less: Write-offs	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts	$742	(43)	946	502	$1,143
Year ended December 31, 2012
Allowance for doubtful accounts	$—	570	172	—	$742

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

	Balance at Beginning of Year	Additions: Charged against revenue	Less: Usage	Balance at End of Year
Year ended December 31, 2013
Service level credit accrual	$1,196	430	978	$648
Year ended December 31, 2012
Service level credit accrual	$250	1,574	628	$1,196

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

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority, based on the technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in our tax provision.

We calculate the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years and record adjustments based on filed income tax returns when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and foreign tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent the assessment of such tax position changes, we record the change in estimate in the period in which we make the determination.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The new guidance becomes effective for us on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We determined the impact of this new guidance is not material to the consolidated financial statements.

(3)    Investments

The following is a summary of our investments (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$124,330	$10	$(21)	$124,319
Corporate notes and bonds	399,519	129	(360)	399,288
Total available-for-sale securities	$523,849	$139	$(381)	$523,607

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$72,850	$—	$(15)	$72,835
Corporate notes and bonds	158,038	8	(98)	157,948
U.S. government agency securities	1,001	—	—	1,001
Total available-for-sale securities	$231,889	$8	$(113)	$231,784

As of December 31, 2013, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by contractual maturity, are as follows:

December 31, 2013
Due in 1 year or less	$268,251
Due in 1 year through 3 years	255,356
Total	$523,607

We had certain available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment types (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$81,467	$(21)	$36,753	$(15)
Corporate notes and bonds	293,642	(360)	137,558	(98)
Total	$375,109	$(381)	$174,311	$(113)

As of December 31, 2013, we had a total of 122 available-for-sale securities in an unrealized loss position.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$69,333	$—	$—	$69,333
Money market funds	35,248	—	—	35,248
Commercial paper	—	261,722	—	261,722
Short-term investments:
Commercial paper	—	124,319	—	124,319
Corporate notes and bonds	—	143,932	—	143,932
Long-term investments:
Corporate notes and bonds	—	255,356	—	255,356
Total	$104,581	$785,329	$—	$889,910

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

We determine the fair value of our security holdings based on pricing from our service provider and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

(5)    Acquisition
On July 1, 2013, we acquired all the outstanding stock of Mirror42 Holding B.V., a cloud-based performance analytics company, for total cash consideration of $13.3 million. We believe this acquisition accelerates our ability to deliver on enterprise requirements for advanced business intelligence.

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible liabilities acquired	$(595)
Intangible assets:
Developed technology	5,530	4
Contracts	297	1.5
Non-compete agreements	31	1.5
Goodwill	8,218
Net deferred tax liabilities	(139)
Total purchase price	$13,342
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Management believes that the goodwill represents the synergies expected from expanded market opportunities when integrating the Mirror42 Holding B.V.’s technologies with our offerings. $8.1 million of the goodwill balance is deductible for income tax purposes.
The results of operations of Mirror42 Holding B.V. described above have been included in our consolidated financial statements from the date of purchase. Our business combination did not have a material impact on our consolidated financial statements, and therefore pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2012	$—
Goodwill acquired	8,218
Foreign currency translation adjustments	506
Balance as of December 31, 2013	$8,724

Intangible assets consisted of the following (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,783	$(723)	$5,060
Contracts	315	(104)	211
Non-compete agreements	33	(11)	22
Acquisition-related intangible assets	6,131	(838)	5,293
Other intangible assets	650	(147)	503
Total intangible assets	$6,781	$(985)	$5,796

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets	$650	$(54)	$596
Total intangible assets	$650	$(54)	$596

Amortization expense for intangible assets was approximately $925,000 and $54,000, respectively, for the years ended December 31, 2013 and 2012. There were no amortization expense prior to the year ended December 31, 2012.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2013(in thousands):

	Acquisition-related intangible assets	Other intangible assets	Total
Years Ending December 31,
2014	$1,678	$93	$1,771
2015	1,446	93	1,539
2016	1,446	93	1,539
2017	723	93	816
2018	—	93	93
Thereafter	—	38	38
Total future amortization expense	$5,293	$503	$5,796

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2013	2012
Computer equipment and software	$90,617	$46,541
Furniture and fixtures	13,751	4,691
Leasehold improvements	8,371	2,649
Construction in progress	928	4,855
	113,667	58,736
Less: Accumulated depreciation	(38,107)	(16,394)
Total property and equipment, net	$75,560	$42,342

Construction in progress consists primarily of in-process software development costs. Depreciation expense for the years ended December 31, 2013 and 2012 was $22.6 million and $13.5 million, respectively, the six months ended December 31, 2011 and December 31, 2010 (unaudited) was $2.0 million and $0.5 million, respectively, and fiscal 2011 was $1.5 million.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Taxes payable	$4,187	$1,941
Bonuses and commissions	22,322	10,999
Accrued compensation	16,610	18,392
Other employee expenses	11,926	7,796
Current portion of facility exit obligation	1,042	1,515
Other	12,043	7,416
Total accrued expenses and other current liabilities	$68,130	$48,059

(9)    Convertible Senior Notes

In November 2013, we issued 0% convertible senior notes due November 1, 2018 with aggregate principal amount of $575 million (the "Notes"). The Notes will not bear interest. The Notes mature on November 1, 2018 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.
The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
Upon conversion, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We intend to settle the principal amount of the Notes with cash.
The Notes are convertible up to 7.8 million shares of our common stock at an initial conversion rate of approximately 13.54 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $73.88 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2018, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after July 1, 2018, a holder may convert all or any portion of its notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election

The conversion price will be subject to adjustment in some events. Holders of the Notes who convert their notes in connection with certain corporate events that constitute a “make-whole fundamental change” are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a “fundamental change,” holders of the Notes may require us to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest.

In accounting for the issuance of the notes, we separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the Note. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component of the Notes in stockholders’ equity. Additionally, we recorded a net deferred tax liability of $6.6 million in connection with the Notes and convertible notes hedge transactions described below. The Notes consisted of the following (in thousands):

December 31, 2013
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(160,223)
Net carrying amount	$414,777

Equity(1):	$152,061

(1)	Included in the consolidated balance sheets within additional paid-in capital.

We consider the fair value of the Notes at December 31, 2013 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and interest rate. Based on the closing price of our common stock of $56.01 on December 31, 2013, the if-converted value of the Notes was less than its principal amount.

As of December 31, 2013, the remaining life of the Notes is 58 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

Year ended December 31, 2013
Amortization of debt issuance cost	$188
Amortization of debt discount	3,310
Total	$3,498
Effective interest rate of the liability component	6.5%

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions with respect to our common stock concurrent with the issuance of the Notes. The Note Hedge covers approximately 7.8 million shares of our common stock at a strike price per share that corresponds to the initial conversion price of the Notes, are also subject to adjustment, and are exercisable upon conversion of the Notes. We paid an aggregate amount of $135.8 million for the Note Hedge. The Note Hedge will expire upon maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes.

Warrants

Separately, we entered into warrant transactions (the “Warrants”) whereby we sold warrants to acquire up to 7.8 million shares of our common stock, at a strike price of $107.46 per share, subject to adjustments. We received aggregate proceeds of $84.5 million from the sale of the Warrants. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our earnings per share. The Warrants are separate transactions and are not remeasured through earnings each reporting period. The Warrants are not part of the Notes or the Note Hedge, and have been accounted for as part of additional paid-in capital.

(10)    Accumulated Other Comprehensive Loss, Net

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	December 31,
	2013	2012
Foreign currency translation adjustment	$(234)	$69
Net unrealized loss on investments	(242)	(105)
Accumulated other comprehensive income (loss)	$(476)	$(36)

(11)    Stockholders' Equity

Common Stock

In February 2012, we issued and sold 1,750,980 shares of common stock at a price of $10.20 per share for gross proceeds of $17.9 million in a private placement with a new stockholder. As part of this private placement, our founder sold 700,000 shares of common stock at the same price per share to this new stockholder.

In July 2012, we closed our IPO of 13,397,500 shares of common stock at an offering price of $18.00 per share. The offering included 10,350,000 shares sold and issued by us and 3,047,500 shares sold by our founder. The 13,397,500 shares sold in the offering included the overallotment option exercised in full by the underwriters to purchase 1,350,000 shares and 397,500 shares from us and our founder, respectively. The net proceeds to us from the offering were $173.3 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offering of $3.5 million.

In November 2012, we and the selling shareholders sold 16,100,000 shares of common stock at an offering price of $28.00 per share. The offering included 1,897,500 shares sold and issued by us and 14,202,500 shares sold by the selling stockholders. The 16,100,000 shares sold included the overallotment option exercised in full by the underwriters to purchase 247,500 shares and 1,852,500 shares from us and the selling stockholders, respectively. The net proceeds to us from the offering were $51.0 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offering of $1.2 million.

During the year ended December 31, 2012, we repurchased and subsequently canceled 100,000 shares, 77,498 shares and 6,666 shares of common stock at a price of $10.00, $11.50 and $12.00 per share, respectively.

During the years ended December 31, 2013 and 2012, we issued a total of 13,986,905 shares and 6,654,558 shares, respectively, from stock option exercises, vesting of RSUs and ESPP.

We were authorized to issue 600,000,000 shares of common stock as of December 31, 2013. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2013, we had 140,354,605 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

December 31, 2013
Stock option plan:
Options outstanding	23,399,374
RSUs	5,427,509
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	13,169,316
2012 Employee Stock Purchase Plan(1)	5,549,918
Total reserved shares of common stock for future issuance	47,546,117

(1)	Refer to Note 12 for a description of these plans.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. At December 31, 2013 and 2012, no shares of preferred stock were outstanding.

(12)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of December 31, 2013, there were 53,731,033 total shares of common stock authorized for issuance under the 2005 Plan, which includes shares already issued under such plan and shares reserved for issuance pursuant to outstanding options and RSUs.

On April 27, 2012, the board of directors approved the 2012 Equity Incentive Plan, or 2012 Plan and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP, which became effective on June 27, 2012 and June 28, 2012, respectively.

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent that outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of the common stock outstanding on December 31 of the preceding year as determined by the board of directors. As of December 31, 2013, there were 21,767,792 total shares of common stock authorized for issuance under the 2012 Plan, excluding 7,017,730 shares of common stock automatically added to the 2012 Plan on January 1, 2014 pursuant to the provision described in the preceding sentence.

Our 2012 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year, from January 1, 2013 through January 1, 2022, by up to 1% of the total number of shares of the common stock outstanding on December 31 of the preceding year. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. As of December 31, 2013, we had 6,263,677 total shares of common stock reserved for issuance under the 2012 ESPP, excluding 1,403,546 shares of common stock automatically added to the 2012 Plan on January 1, 2014.

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

A summary of the stock option activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	39,601,640	$2.20
Granted	7,695,730	15.03
Exercised	(6,654,558)	0.76		$84,215
Canceled/forfeited	(4,527,352)	3.35
Outstanding at December 31, 2012	36,115,460	5.05
Granted	2,339,523	38.07
Exercised	(12,951,123)	3.34		$446,054
Canceled/forfeited	(2,104,486)	7.66
Outstanding at December 31, 2013	23,399,374	$9.07	7.70	$1,097,746
Vested and expected to vest as of December 31, 2013	22,304,397	$8.71	7.73	$1,054,997
Vested and exercisable as of December 31, 2013	9,333,628	$4.43	7.30	$481,448

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $2.4 million and $7.5 million for the six months ended December 31, 2011 and fiscal 2011, respectively. The weighted-average grant date per share fair value of options granted was $18.70, $7.68, $2.52 and $1.16 for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and fiscal 2011, respectively. The total fair value of shares vested was $33.1 million, $19.2 million, $2.6 million and $2.0 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and fiscal 2011, respectively.

As of December 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $75.3 million. The weighted-average remaining vesting period of unvested stock options at December 31, 2013 was 2.62 years.

RSUs

Activity with respect to outstanding RSUs in the year ended December 31, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2011	—	$—
Granted	1,470,072	17.02
Vested	—	—	$—
Forfeited	(12,202)	31.97
Outstanding at December 31, 2012	1,457,870	16.89
Granted	4,558,929	38.15
Vested	(322,623)	15.15	$13,510
Forfeited	(266,667)	30.65
Outstanding at December 31, 2013	5,427,509	$34.02	$303,995
Expected to vest as of December 31, 2013	5,018,553		$281,089

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of December 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $145.7 million and the weighted-average remaining vesting period was 3.51 years.

(13)    Stock-Based Compensation

We use the Black-Scholes options pricing model to estimate the fair value of our stock option grants. This model incorporates various assumptions including expected volatility, expected term, risk-free interest rates and expected dividend yields. The following assumptions were used for each respective period to calculate our stock-based compensation for each stock option grant on the date of the grant:

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Stock Options:
Expected volatility	50% - 52%	53% - 57%	56% - 69%	57% - 67%	50% - 69%
Expected term (in years)	6.02	6.05	5.75	6.04	6.05
Risk-free interest rate	0.91% - 2.05%	0.83% - 1.18%	0% - 1.92%	1.43% - 2.06%	1.43% - 2.96%
Dividend yield	—	—	—	—	—

The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

	Year Ended December 31,
	2013	2012

ESPP:
Expected volatility	35% - 42%	42%
Expected term (in years)	0.50	0.58
Risk-free interest rate	0.08% - 0.16%	0.16%
Dividend yield	—	—

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

Expected term. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity for our company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. We estimate the expected term for ESPP using the purchase period.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award.

Expected dividend yield. Our expected dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.

Fair value of common stock. Prior to our IPO in June 2012, the fair value of our common stock was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used in the valuation model are based on future expectations combined with management judgment.

From March 2010 until our IPO in June 2012, we utilized the probability weighted expected return method, or PWERM, approach to allocate value to our common shares. The PWERM approach employs various market approach and income approach calculations depending upon the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each stockholder class are considered to allocate the equity value to common shares. The common share value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common share value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario was based upon discussions between our board of directors and our management team. Under the PWERM, the value of our common stock was based upon four possible future events for our company: an IPO; a strategic merger or sale; remaining a private company; and dissolution.

For stock options granted subsequent to our IPO, the fair value is based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

(14)    Net Income (Loss) Per Share Attributable to Common Stockholders

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Numerator:
Net income (loss)	$(73,708)	$(37,348)	$(6,684)	$4,803	$9,830
Accretion of redeemable convertible preferred stock	—	(308)	(312)	(320)	(633)
Net income attributable to participating securities	—	—	—	(3,721)	(7,558)
Net income (loss) attributable to common stockholders—basic	$(73,708)	$(37,656)	$(6,996)	$762	$1,639
Undistributed earnings reallocated to participating securities	$—	$—	$—	$349	$671
Net income (loss) attributable to common stockholders— diluted	$(73,708)	$(37,656)	$(6,996)	$1,111	$2,310
Denominator:
Weighted-average shares outstanding Basic	135,415,809	73,908,631	21,104,219	17,156,445	18,163,977
Effect of potentially dilutive securities:
Common stock options	—	—	—	10,465,912	9,931,509
Weighted-average shares outstanding Diluted	135,415,809	73,908,631	21,104,219	27,622,357	28,095,486
Net income (loss) per share attributable to common stockholders:
Basic	$(0.54)	$(0.51)	$(0.33)	$0.04	$0.09
Diluted	$(0.54)	$(0.51)	$(0.33)	$0.04	$0.08

Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Common stock options	23,399,374	36,115,460	39,601,640	7,890,844	7,635,190
Convertible preferred stock	—	—	83,703,016	83,703,016	83,703,016
Restricted stock units	5,427,509	1,457,870	—	—	—
Common stock subject to repurchase	91,504	235,066	578,616	—	83,551
ESPP obligations	226,093	435,945	—	—	—
Convertible senior notes	7,783,023	—	—	—	—
Warrants related to the issuance of convertible senior notes	7,783,023	—	—	—	—
Total potentially dilutive securities	44,710,526	38,244,341	123,883,272	91,593,860	91,421,757

(15)    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Current provision:
Federal	$2	$187	$325	$111	$62
State	287	200	396	449	988
Foreign	2,454	1,787	329	93	286
	2,743	2,174	1,050	653	1,336
Deferred provision:
Federal	—	(55)	22	—	—
State	—	(5)	3	—	—
Foreign	(232)	(746)	—	—	—
	(232)	(806)	25	—	—
Provision for income taxes	$2,511	$1,368	$1,075	$653	$1,336

The components of income (loss) from continuing operations before income taxes by U.S. and foreign jurisdictions were as follows (in thousands):

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
United States	$(35,901)	$(7,903)	$(1,375)	$5,368	$10,585
Foreign	(35,296)	(28,077)	(4,234)	88	581
Total	$(71,197)	$(35,980)	$(5,609)	$5,456	$11,166

The effective income tax rate differs from the federal statutory income tax rate applied to the income (loss) before provision for income taxes due to the following (in thousands):

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Tax computed at U.S. federal statutory rate	$(24,207)	$(12,234)	$(1,907)	$1,857	$3,799
State taxes, net of federal benefit	148	329	82	122	250
Tax rate differential for international subsidiaries	14,542	10,743	1,589	(23)	(47)
Stock-based compensation	3,447	3,926	978	244	727
Tax credits	(12,529)	(1,056)	(378)	(150)	(409)
Tax contingencies	76	452	178	74	171
Non-deductible expenses	550	532	244	120	305
Change in state rate	14	(68)	8	295	662
Other	242	(697)	146	379	344
Valuation allowance	20,228	(559)	135	(2,265)	(4,466)
Provision for income taxes	$2,511	$1,368	$1,075	$653	$1,336

Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,306	$2,647
Deferred revenue	3,739	2,421
Accrued expenses	2,549	1,357
Deferred rent	1,119	322
Credit carryforwards	14,871	2,342
Facility exit obligation	698	1,102
Stock-based compensation	15,464	7,474
Note Hedge and others	48,241	—
Other	1,448	1,367
Total deferred tax assets	92,435	19,032
Less valuation allowance	(25,795)	(13,270)
	66,640	5,762
Deferred tax liabilities:
Depreciation	(9,608)	(5,016)
Convertible notes	(54,817)	—
Purchased intangibles	(1,239)	—
Net deferred tax assets	$976	$746

As of December 31, 2013, we had U.S. federal net operating loss and federal tax credit carryforwards of approximately $364.9 million and $10.7 million, respectively. The federal net operating loss carryforwards and federal tax credits will begin to expire in 2024 if not utilized. In addition, we had state net operating loss and state tax credit carryforwards of approximately
$192.6 million and $7.3 million, respectively. The state net operating loss and tax credit carryforwards will begin to expire in
2018 if not utilized. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carry forwards before utilization.

Approximately $356.9 million of federal net operating losses and $164.8 million of state net operating losses relate to stock-based compensation deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital, if realized.

We maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2013. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that net deferred tax assets in the U.S. will not be realized. We have determined that $1.0 million related to foreign deferred tax assets will be realized. The valuation allowance increased $12.5 million for the year ended December 31, 2013, decreased $0.6 million for the year ended December 31, 2012, increased $0.1 million and decreased $2.2 million for the six months ended December 31, 2011 and 2010 (unaudited), respectively, and decreased $4.5 million for fiscal 2011. The change in valuation allowance between the years ended December 31, 2013 and 2012 is primarily attributable to an increase of deferred tax liabilities related to purchased intangibles, the Notes and depreciation of fixed assets, and an increase of deferred tax assets resulting primarily from stock-based compensation, the extension of the federal research and development tax credit for the year ended December 31, 2013 and the Note Hedge. We will continue to assess the likelihood of realization of the deferred tax assets in each of the applicable jurisdictions in future periods and will adjust the valuation allowance accordingly.

We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of these foreign subsidiaries indefinitely.

Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted was approximately $0.5 million and $0.3 million as of December

31, 2013 and 2012, respectively. The determination of the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is not practicable.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Balance, beginning period	$1,725	$710	$519	$374	$374
Tax positions taken in prior period:
Gross increases	333	827	—	—	—
Gross decreases	(14)	(65)	—	—	—
Tax positions taken in current period:
Gross increases	2,784	264	191	73	145
Gross decreases	—	—	—	—	—
Lapse of statute of limitations	(18)	(11)	—	—	—
Balance, end of period	$4,810	$1,725	$710	$447	$519

As of December 31, 2013, we had gross unrecognized tax benefits of approximately $4.8 million, of which $0.9 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $0.4 million at December 31, 2013 and 2012. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions will be released upon the expiration of the statutes of limitations and these amounts are also not material.

We are subject to taxation in the United States and foreign jurisdictions.  As of December 31, 2013, our tax years of 2005 to 2013 remain subject to examination in most jurisdictions. We are currently under examination by the U.S. Internal Revenue Service for the June 30, 2011 and December 31, 2011 tax years.

There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next twelve months related to these years. Although the timing of the resolution, settlement, and closure of any audit is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. However, given the number of years that remain subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

(16)    Related Party Transactions

As part of our sale of Series C and Series D preferred stock, we recorded a liability of $5.3 million for withholding taxes associated with the repurchase of our founder’s shares plus potential interest and penalties that may be imposed by the tax authorities. We recorded an offsetting receivable of $5.3 million in prepaid expenses and other current assets at June 30, 2010, representing the total amount that was subsequently paid to us by our founder in February 2012 for these withholding taxes. In April 2012, we paid $5.3 million to the tax authorities for these withholding taxes.

(17)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. Rent expense associated with data center leases, included in cost of revenues, was $9.5 million and $13.3 million for the years ended December 31, 2013 and 2012, respectively, $3.7 million and $2.1 million for the six months ended December 31, 2011 and 2010 (unaudited), respectively and $4.8 million for fiscal 2011. Rent expense associated with office space leases was $8.1 million and $4.5 million for the years ended December 31, 2013 and 2012, respectively, $1.2 million and $0.5 million for the six months ended December 31, 2011 and 2010 (unaudited), respectively and $2.3 million for fiscal 2011.

Annual future minimum payments under these operating leases as of December 31, 2013 (in thousands) are presented in the table below.

	Data Centers	Office Leases	Total
Fiscal Period:
2014	$9,797	$10,314	$20,111
2015	6,989	13,629	20,618
2016	2,831	14,222	17,053
2017	670	14,754	15,424
2018	636	13,776	14,412
Thereafter	680	51,270	51,950
Total minimum lease payments	$21,603	$117,965	$139,568

Future minimum lease payments under non-cancelable sublease of $3.7 million are included in the table above.

In February 2012, we signed a lease for our new San Diego office that was subsequently amended in December 2013. The lease is for approximately 155,443 square feet of office space with total minimum lease commitments of approximately $27.8 million. The lease commenced in August 2012 and will expire in September 2022.

During the year ended December 31, 2012, we relocated our San Diego office to another facility in San Diego. As part of this move, we incurred $2.5 million in lease abandonment costs, which primarily consists of a loss on disposal of assets recorded upon vacating our prior facility in August 2012. The lease on our prior San Diego facility does not expire until 2019. The cease-use loss was calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and estimated lease incentives. As of December 31, 2013 and 2012, our facility exit obligation balance was $1.4 million and $2.3 million, respectively. The lease abandonment costs are included in general and administrative expense on our consolidated statement of comprehensive income (loss).

In September 2012, we signed a lease for a total of 43,590 square feet of office space located in Amsterdam. The square-footage for the first year is approximately 17,857 and increases incrementally over the term of the lease, with total minimum lease commitments of approximately $10.5 million. The lease commenced in October 2012 and has a term of 10.5 years.

In November, 2012, we entered into a lease agreement for 148,704 square feet of office space located in San Jose. The lease commenced in April 2013 and has a term of approximately 11 years. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for total minimum lease payments of approximately $48.8 million.

 Legal Proceedings

From time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our financial position, results of operations or cash flows, except as discussed below and for those matters for which we have recorded a loss contingency. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss.

Generally, our subscription agreements require us to indemnify our customers for third-party intellectual property infringement and other claims. Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our services and adversely affect our financial condition and results of operations.

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We intend to vigorously defend this lawsuit. We cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from this matter.

(18)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2013	2012	2011	2010	2011
				(Unaudited)
Revenues by geography
North America (1)	$295,400	$173,001	$51,901	$27,919	$69,333
EMEA (2)	105,177	60,579	18,842	8,693	20,093
Asia Pacific and other	24,073	10,132	2,632	1,332	3,215
Total revenues	$424,650	$243,712	$73,375	$37,944	$92,641

(1) Revenues attributed to the United States were approximately 94% of North America revenues for each of the years ended December 31, 2013 and 2012, 92% and 97% for the six months ended December 31, 2011 and 2010 (unaudited), respectively, and 96% for fiscal 2011.

(2) Europe, the Middle East and Africa, or EMEA

Long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2013	2012
Long-lived assets:
North America	$52,937	$30,209
EMEA (1)	18,017	10,513
Asia Pacific and other	4,606	1,620
Total long-lived assets	$75,560	$42,342

(1) Europe, the Middle East and Africa, or EMEA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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

Annual Meeting Date

Our next Annual Meeting of Stockholders is scheduled for July 8, 2014. This date is more than 30 days after the 1 year anniversary of the 2013 Annual Meeting. Any ServiceNow stockholder who intends to present a proposal at the annual meeting must submit the proposal, in writing, so that ServiceNow receives it at our principal executive offices by March 10, 2014 in order for the proposal to be included in our proxy statement and proxy for the meeting. Any ServiceNow stockholder who wishes to submit a proposal for the annual meeting, but does not seek to include it in our proxy materials, must provide written notice of the proposal to our Secretary, at our principal executive offices, between March 25, 2014 and April 24, 2014. In addition, our stockholders must comply with the procedural requirements in our bylaws. Stockholders can obtain a copy of our bylaws from us upon request. The bylaws are also on file with the SEC. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements

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
Dated: February 28, 2014

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

Signature	Title	Date

/s/ Frank Slootman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
Frank Slootman

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
Michael P. Scarpelli

/s/ Frederic B. Luddy	Chief Product Officer and Director	February 28, 2014
Frederic B. Luddy

/s/ Paul V. Barber	Director	February 28, 2014
Paul V. Barber

/s/ Ronald E.F. Codd	Director	February 28, 2014
Ronald E. F. Codd

/s/ Charles Giancarlo	Director	February 28, 2014
Charles Giancarlo

/s/ Douglas M. Leone	Director	February 28, 2014
Douglas M. Leone

/s/ Jeffrey A. Miller	Director	February 28, 2014
Jeffrey A. Miller

/s/ Charles E. Noell, III	Director	February 28, 2014
Charles E. Noell, III

/s/ William L. Strauss	Director	February 28, 2014
William L. Strauss

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-35580	3.1	8/10/2012
3.2	Restated Bylaws.	S-1	333-180486	3.4	5/4/2012
4.1	Form of Common Stock Certificate.	S-1	333-180486	4.1	6/19/2012
4.2	Third Amended and Restated Investors Rights Agreement dated November 25, 2009 among the Registrant and certain of its stockholders, as amended.	S-1	333-180486	4.2	3/30/2012
4.3	Indenture dated November 13, 2013 between ServiceNow, Inc. and Wells Fargo Bank, National Association.	8-K	001-35580	4.1	11/13/2013
10.1*	Form of Indemnification Agreement.	S-1	333-180486	10.1	6/19/2012
10.2*	2005 Stock Plan, Forms of Stock Option Agreement and Form of Restricted Stock Unit Agreement thereunder.	S-1	333-180486	10.2	3/30/2012
10.3*	2012 Equity Incentive Plan, Forms of Stock Option Award Agreement, Restricted Stock Agreement, Stock Appreciation Right Award Agreement and Restricted Stock Unit Award Agreement thereunder.	S-1	333-180486	10.3	6/19/2012
10.4*	2012 Employee Stock Purchase Plan and Form of Subscription Agreement thereunder.	10-K	001-32224	10.4	3/8/2013
10.5*	Employment Agreement dated May 2, 2011 among the Registrant and Frank Slootman.	S-1	333-180486	10.5	3/30/2012
10.6*	Employment Agreement dated May 12, 2011 among the Registrant and Michael P. Scarpelli.	S-1	333-180486	10.6	3/30/2012
10.7*	Employment Agreement dated May 21, 2011 among the Registrant and David L. Schneider.	S-1	333-180486	10.7	3/30/2012
10.8*	Employment Agreement dated August 1, 2011 among the Registrant and Daniel R. McGee.	S-1	333-180486	10.8	3/30/2012
10.9	Office Lease dated February 14, 2012 between the Registrant and The Irvine Company LLC.	S-1	333-180486	10.11	3/30/2012
10.10	Lease Agreement dated November 8, 2012 between the Registrant and Jay Ridge LLC.	S-1	333-184674	10.12	11/9/2012
10.11	Form of Base Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.1	11/13/2013
10.12	Form of Base Warrant Transaction Confirmation.	8-K	001-32224	99.2	11/13/2013
10.13	Form of Additional Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.3	11/13/2013
10.14	Form of Additional Warrant Transaction Confirmation.	8-K	001-32224	99.4	11/13/2013
10.15	First Amendment dated December 30, 2013 to Lease Agreement dated February 14, 2012 between the Registrant and the Irvine Company LLC.					x
10.16	Second Amendment dated February 13, 2014 to Lease Agreement dated February 14, 2012 between the Registrant and the Irvine Company LLC.					x
21.1	Subsidiaries of the Registrant.					x

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
23.1	Consent of independent registered public accounting firm.					x
24.1	Power of Attorney. Reference is made to the signature page hereto.					x
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Schema Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.DEF	XBRL Taxonomy Definition Linkbase Document					x
101.LAB	XBRL Taxonomy Labels Linkbase Document					x
101.PRE	XBRL Taxonomy Presentation Linkbase Document					x

*Indicates a management contract, compensatory plan or arrangement.