Form 10-K/A
period 2013-12-31
ServiceNow, Inc.
filed 2014-04-25
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of March 31, 2014, there were approximately 143.4 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends ServiceNow, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on February 28, 2014 (the "Original Filing"). We are filing this Amendment to include the information required by Part III of Form 10-K, which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2013. Accordingly, such information is included in our Form 10-K by this Amendment. We are also filing this Amendment to provide new information under Part II, Section 9B of Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless context otherwise requires, or as otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" and "ServiceNow" refer to ServiceNow, Inc. and include all of our consolidated subsidiaries.

PART II

ITEM 9B.	OTHER INFORMATION

On April 22, 2014, Charles E. Noell, III, a member of the Board of Directors (the “Board”) of the Company, notified the Board that he had determined not to stand for re-election to the Board at the end of his current term, which expires at the Company’s 2014 Annual Meeting of Stockholders.  Mr. Noell currently serves on the Nominating and Corporate Governance Committee of the Board of the Company.  Mr. Noell’s decision not to stand for re-election, to the knowledge of the Company’s executive officers, was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 23, 2014, the Company extended the employment agreement with Frank Slootman for an additional three years.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Nomination to the Board of Directors

Candidates for nomination to our board of directors are selected by our board of directors based on the recommendation of the nominating and corporate governance committee (the "nominating and governance committee") in accordance with the committee's charter, our certificate of incorporation and bylaws, our Corporate Governance Guidelines, and the criteria adopted by the board of directors regarding director candidate qualifications. In recommending candidates for nomination, the nominating and governance committee considers candidates recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate and, in addition, the committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees and/or conducting background checks.

Policy Regarding Stockholder Nominations. The nominating and governance committee considers stockholder recommendations for director candidates. The nominating and governance committee has established the following procedure for stockholders to submit director nominee recommendations:

•	Our bylaws establish procedures pursuant to which a stockholder may nominate a person for election to the board of directors.

•
If a stockholder would like to recommend a director candidate for the next annual meeting, he or she must submit the recommendations by mail to our Corporate Secretary at our principal executive offices, not less than 75 or more than 105 days prior to the first anniversary of the previous year's annual meeting.

•
Recommendations for a director candidate must be accompanied by all information relating to such person as would be required to be disclosed in solicitations of proxies for election of such nominee as a director pursuant to Regulation 14A under the Securities Exchange Act of 1934, including such person's written consent to being named in the proxy statement as a nominee and to serve as a director if elected.

•
The nominating and governance committee considers nominees based on our need to fill vacancies or to expand the board, and also considers our need to fill particular roles on the board or committees thereof (e.g. independent director, audit committee financial expert, etc.).

•	The nominating and governance committee evaluates candidates in accordance with its charter and policies regarding director qualifications, qualities and skills discussed above.

Director Qualifications

The goal of the nominating and governance committee is to ensure that our board of directors possesses a variety of perspectives and skills derived from high-quality business and professional experience. The nominating and governance committee seeks to achieve a balance of knowledge, experience and capability on our board of directors. To this end, the nominating and governance committee seeks nominees on the basis of, among other things, independence, integrity, skills, financial and other expertise, breadth of experience, knowledge about our business or industry and willingness and ability to devote adequate time and effort to board responsibilities in the context of the existing composition, other areas that are expected to contribute to the Board's overall effectiveness and needs of the board of directors and its committees. Although the nominating and governance committee uses these and other criteria to evaluate potential nominees, we have no stated minimum criteria for nominees. In addition, while the nominating and governance committee does not have a formal policy with respect to diversity, the nominating and governance committee values members who represent diverse viewpoints. The nominating and governance committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders. When appropriate, the nominating and governance committee may retain executive recruitment firms to assist it in identifying suitable candidates. After its evaluation of potential nominees, the nominating and governance committee submits its chosen nominees to the board of directors for approval. The brief biographical description of each director set forth below includes the primary individual experience, qualifications, attributes and skills of each of our directors that led to the conclusion that each director should serve as a member of our board of directors at this time.

Our Board of Directors

The board of directors currently consists of nine directors. Each director is elected to serve a three year term, with a different class standing for election yearly. Additional biographical descriptions of each nominee are set forth in the text below the table.

Name of Director	Age	Principal Occupation	Director Since

Class I Directors - Terms Expiring 2016:
Paul V. Barber(2)	52	Managing General Partner of JMI Equity	June 2005
Ronald E.F. Codd(1)(3)	58	Consultant; Former Chief Executive Officer of Momentum Business Applications, Inc.	February 2012
Frank Slootman	55	Chief Executive Officer of ServiceNow, Inc.	May 2011
Class II Directors - Terms Expiring 2014:
Charles H. Giancarlo	56	Investor; Former Managing Director of Silver Lake Partners	November 2013
Charles E. Noell, III(3)	62	President of JMI Services, LLC	February 2012
William L. Strauss(1)(3)	55	Former Chief Executive Officer of Shoedazzle.com, Inc. and Provide Commerce, Inc.	February 2011
Class III Directors - Terms Expiring 2015:
Douglas M. Leone(2)	55	Managing Member of Sequoia Capital	November 2009
Frederic B. Luddy	59	Chief Product Officer of ServiceNow, Inc.	June 2004
Jeffrey A. Miller(1)(2)	62	Chief Executive Officer of JAMM Ventures	February 2011
___________________

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and governance committee

Paul V. Barber has served on our board of directors since June 2005. In November 1998, Mr. Barber joined JMI Equity, a venture capital firm, where he now serves as a Managing General Partner. Mr. Barber also serves on the boards of directors of several private companies. From 1990 to 1998, Mr. Barber was the Managing Director and Head of the Software Investment Banking Practice at Alex. Brown & Sons. Mr. Barber received an A.B. in Economics from Stanford University and an M.B.A. from the Harvard Business School. Our board believes that Mr. Barber's management experience and his service on other boards of directors in the information technology industry, including his experience in finance, give him the breadth of knowledge and valuable understanding of our industry that qualify him to serve as a member of our board of directors.

Ronald E. F. Codd has served on our board of directors since February 2012. Mr. Codd has been an independent business consultant since April 2002. From January 1999 to April 2002, Mr. Codd served as President, Chief Executive Officer and a director of Momentum Business Applications, Inc., an enterprise software company. From September 1991 to December 1998, Mr. Codd served as Senior Vice President of Finance and Administration and Chief Financial Officer of PeopleSoft, Inc. Mr. Codd presently serves on the board of directors of three other public companies: FireEye, Inc., Rocket Fuel, Inc. and Veeva Systems, Inc. Mr. Codd previously served on numerous information technology boards including most recently DemandTec, Inc., Interwoven, Inc. and Data Domain, Inc. Mr. Codd holds a B.S. in Accounting from the University of California, Berkeley and an M.M. in Finance and M.I.S. from the Kellogg Graduate School of Management at Northwestern University. Mr. Codd is also a member of the adjunct faculty at Golden Gate University in San Francisco, California. Our board believes that Mr. Codd's management experience and his software industry experience, including his experience in finance and accounting, give him the breadth of knowledge and valuable understanding of our industry and audit committee functions that qualify him to serve as a member of our board of directors.

Frank Slootman has served as our President and Chief Executive Officer, and as a director, since May 2011. Mr. Slootman served as a partner with Greylock Partners, a venture capital firm, from March 2011 to April 2011, and served as an advisor to EMC Corporation, an information technology company, from January 2011 to February 2012. From July 2009 to December 2010, Mr. Slootman served as President of the Backup Recovery Systems Division at EMC. From July 2003 to July 2009, Mr. Slootman served as President and Chief Executive Officer of Data Domain, Inc., an electronic storage solution company, which was acquired by EMC in 2009. Prior to joining Data Domain, Mr. Slootman served as an executive at Borland Software Corporation from June 2000 to June 2003, most recently as Senior Vice President of Products. From March 1993 to June 2000, Mr. Slootman held consecutive general management positions for two enterprise software divisions of Compuware Corporation. Mr. Slootman holds undergraduate and graduate degrees in Economics from the Netherlands School of Economics, Erasmus University Rotterdam. Our board believes that Mr. Slootman's business expertise, including his prior executive level leadership, gives him the operational expertise, breadth of knowledge and valuable understanding of our industry that qualify him to serve as a member of our board of directors.

Charles H. Giancarlo, is an entrepreneur and investor with over 30 years of experience in the semiconductor, communications and networking industries. From 2008 until 2013, he was a Managing Director of Silver Lake Partners, a private investment firm that focuses on the technology, technology-enabled and related growth industries. From May 1993 to December 2007, Mr. Giancarlo served in numerous senior executive roles at Cisco Systems, Inc., a provider of communications and networking products and services, most recently as the Executive Vice President and Chief Development Officer from May 2004 to December 2007. Mr. Giancarlo serves on the boards of directors of Accenture plc, a management consulting business, Avaya, Inc. a provider of business collaboration and communications solutions, Imperva, Inc., a provider of business security solutions, and various private companies. Mr. Giancarlo previously served on the board of directors of Netflix, Inc. an online movie rental subscription service, from April 2007 until May 2012. Mr. Giancarlo holds a B.S. in Electrical Engineering from Brown University, an M.S. in Electrical Engineering from the University of California, Berkeley and an M.B.A. from Harvard Business School. Our board believes that Mr. Giancarlo’s business expertise, including his prior executive level leadership and experience on the boards of similar companies, gives him the operational expertise, breadth of knowledge and valuable understanding of our industry that qualify him to serve as a member of our board of directors.

Charles E. Noell, III has served on our board of directors since February 2012. From January 1992 through December 2010, Mr. Noell served as President and Chief Executive Officer of JMI Services, Inc. and since December 2010 has served as President of JMI Services, LLC, each a family office. Mr. Noell co-founded JMI Equity, a venture capital firm, in 1992, has served as a General Partner since its founding and has served as a Venture Partner since 2007. From March 1996 to August 2012, Mr. Noell served as a member of the Executive Committee of Padres, Inc., the general partner of Padres L.P., the owner of the San Diego Padres Major League Baseball franchise. Mr. Noell holds a B.A. in History from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard University. Our board believes that Mr. Noell's investment experience in the information technology industry gives him the breadth of knowledge and understanding of our industry that qualify him to serve as a member of our board of directors.

William L. Strauss has served on our board of directors since February 2011. From September 2011 to September 2012, Mr. Strauss served as Chief Executive Officer and director of Shoedazzle.com, Inc., an online fashion company. From November 1999 to September 2011, Mr. Strauss served as Chief Executive Officer and a director of Provide Commerce, Inc., an e-commerce marketplace of websites, which was acquired by Liberty Media Corporation in 2006. Mr. Strauss holds a B.A. in Accounting from Syracuse University. Our board believes that Mr. Strauss' management experience gives him the appropriate set of skills that qualify him to serve as a member of our board of directors.

Douglas M. Leone has served on our board of directors since November 2009. Mr. Leone has been a Managing Member of Sequoia Capital, a venture capital firm, since July 1988. Prior to joining Sequoia Capital, Mr. Leone held sales and sales management positions at Sun Microsystems, Inc., Hewlett-Packard Company and Prime Computer, Inc. Mr. Leone has served on the board of directors of CafePress, Inc. since 2005 and RingCentral, Inc. since 2013. Mr. Leone holds a B.S. in Mechanical Engineering from Cornell University, an M.S. in Industrial Engineering from Columbia University and an M.S. in Management from the Massachusetts Institute of Technology. Our board believes that Mr. Leone's investment experience in the Internet and software industries, as well as his background in sales and sales management, provide valuable insight regarding our business and qualify him to serve as a member of our board of directors.

Frederic B. Luddy has served as our Chief Product Officer since May 2011. Mr. Luddy founded ServiceNow in June 2004 and served as our President and Chief Executive Officer from that time until May 2011 and as a director since June 2004. From April 1990 to October 2003, Mr. Luddy served as Chief Technology Officer of Peregrine Systems, Inc., an enterprise software company. Prior to joining Peregrine Systems, Mr. Luddy founded Enterprise Software Associates, a software company, and was employed by Boole and Babbage, Inc., a software company, and the Amdahl Corporation, an information technology company. Our board believes Mr. Luddy's experience as the founder of ServiceNow, his knowledge of software and the software industry, as well his executive level experience and software and hardware development expertise give him the breadth of knowledge and leadership capabilities that qualify him to serve as a member of our board of directors.

Jeffrey A. Miller has served on our board of directors since February 2011. Mr. Miller has served as President and Chief Executive Officer of JAMM Ventures, a business consulting firm, since January 2002. Mr. Miller has served as a trustee for Santa Clara University since October 2012. From January 2002 to March 2006, Mr. Miller also served as a Venture Partner with Redpoint Ventures. Mr. Miller previously served on the board of directors of Data Domain from October 2006 to July 2009 and McAfee, Inc. from June 2008 to February 2011. Mr. Miller holds a B.S. in Electrical Engineering and Computer Science and an M.B.A. from Santa Clara University. Our board believes that Mr. Miller's consulting and investment experience and his service on the boards of directors of other companies in the information technology industry give him the appropriate set of skills that qualify him to serve as a member of our board of directors.

Our Executive Officers

The names of our executive officers, their ages as of March 31, 2014, and their positions are shown below.

Name	Age	Position
Frank Slootman	55	Director, President and Chief Executive Officer
Frederic B. Luddy	59	Director and Chief Product Officer
Michael P. Scarpelli	47	Chief Financial Officer
David L. Schneider	45	Senior Vice President of Worldwide Sales and Services
Daniel R. McGee	54	Senior Vice President of Engineering and Cloud Operations

The Board chooses executive officers, who then serve at the Board's discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of ServiceNow.

For information regarding Messrs. Slootman and Luddy, please refer to "Our Board of Directors" above.

Michael P. Scarpelli has served as our Chief Financial Officer since August 2011. From July 2009 to August 2011, Mr. Scarpelli served as Senior Vice President of Finance & Business Operations of the Backup Recovery Systems Division at EMC. From September 2006 to July 2009, Mr. Scarpelli served as Chief Financial Officer of Data Domain. Prior to joining Data Domain, Mr. Scarpelli served as Executive Vice President and Chief Financial Officer for Lexar Media, Inc., a flash memory manufacturer, from January 2006 until Lexar was acquired by Micron Technology, Inc. in August 2006. From January 2002 to December 2005, Mr. Scarpelli held senior positions at HPL Technologies, Inc., a provider of yield management software and test chip solutions, most recently as Senior Vice President and Chief Financial Officer. Mr. Scarpelli began his career at PricewaterhouseCoopers LLP from May 1989 to December 2001. Mr. Scarpelli holds a B.A. in Economics from the University of Western Ontario.

David L. Schneider has served as our Senior Vice President of Worldwide Sales and Services since June 2011. From July 2009 to March 2011, Mr. Schneider served as Senior Vice President of Worldwide Sales of the Backup Recovery Systems Division of EMC. From January 2004 to July 2009, Mr. Schneider held senior positions at Data Domain, most recently Senior Vice President of Worldwide Sales. Prior to joining Data Domain, Mr. Schneider served as Vice President of Alliances, Channel and OEM Sales for Borland Software from January 2003 to December 2003. From May 2002 to January 2003, Mr. Schneider served as Vice President of Western United States Sales for TogetherSoft Corporation (later acquired by Borland Software). From January 1999 to May 2002, Mr. Schneider was Western Regional Manager at Iona Technologies, Inc., an infrastructure software company. Mr. Schneider holds a B.A. in Political Science from the University of California, Irvine.

Daniel R. McGee has served as our Senior Vice President of Engineering since August 2011. From July 2009 to August 2011, Mr. McGee served as Senior Vice President of Engineering and Support of the Backup Recovery Systems Division of EMC. From February 2006 to July 2009, Mr. McGee held senior positions at Data Domain, most recently Senior Vice President of Engineering and Support. Prior to joining Data Domain, Mr. McGee served as Vice President of Engineering at Aventail Corporation from March 2004 to February 2006 and held various positions at Pinnacle Systems, Inc. from August 1999 to March 2004 including the joint position of Director of Network Solutions and General Manager of Distributed Broadcast Solutions. Mr. McGee holds a B.S. in Electrical Engineering & Computer Science from Oregon State University and an M.S. in Engineering Management from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires ServiceNow’s directors, executive officers and any persons who own more than 10% of ServiceNow’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish ServiceNow with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to ServiceNow and written representations from the directors and executive officers, ServiceNow believes that all Section 16(a) filing requirements were timely met in 2013, except with respect to the inadvertent failure to timely file a report relating to the charitable donation of 730 shares of ServiceNow’s common stock on August 20, 2013 by David Schneider. A Form 4 was filed late to report this event.
.

Code of Business Conduct and Ethics

We have adopted codes of business conduct and ethics that apply to all of our board members, officers and employees. Our Code of Business Conduct and Ethics is posted on the investor relations section of our website located at http://investors.servicenow.com, by clicking on “Corporate Governance.” Any amendments or waivers of our Code of Business Conduct and Ethics pertaining to a member of our board of directors or one of our executive officers will be disclosed on our website at the above-referenced address.

Identification of Audit Committee and Financial Expert

Our audit committee is comprised of Mr. Codd, who is the chair of the audit committee, and Messrs. Miller and Strauss. The composition of our audit committee meets the requirements for independence under the current NYSE and SEC rules and regulations. Each member of our audit committee is financially literate as required by current NYSE listing standards. In addition, our board of directors has determined that Mr. Codd is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. In addition, we explain how and why the compensation committee arrived at specific compensation policies and decisions involving our executive officers during the year ending December 31, 2013. During 2013, these individuals were:

•	Frank Slootman, our President and Chief Executive Officer (our “CEO”);

•	Frederic B. Luddy, our Chief Product Officer;

•	Michael P. Scarpelli, our Chief Financial Officer;

•	Daniel M. McGee, our Senior Vice President, Development, Cloud Infrastructure and Global Support; and

•	David L. Schneider, our Senior Vice President of Worldwide Sales and Services.

We refer to these executive officers collectively in this Compensation Discussion and Analysis and the accompanying compensation tables as the “Named Executive Officers.”

Executive Summary

We are a leading provider of cloud-based services to automate and manage information technology, or IT, service relationships across the global enterprise. Our services include a suite of IT service automation applications built on our proprietary platform that can be rapidly deployed and configured. Customers use our services to create a single system of record for enterprise IT, automate manual tasks, standardize processes and consolidate legacy systems. Using ServiceNow, IT departments can accelerate their shift from managing IT infrastructure to managing IT service relationships across the enterprise with greater transparency, accountability and auditability. Our proprietary platform enables our customers to create custom applications and evolve the IT service model to service domains inside and outside the enterprise.

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
During 2013, we recorded revenues of $424.7 million, an increase of 74% compared to the prior year.
2013 Executive Compensation Actions

In line with our performance and compensation objectives, the leadership development and compensation committee (the compensation committee") approved the following compensation actions for our executive officers, including the Named Executive Officers, for 2013:

•	Adjusted their base salaries in amounting ranging from 0% to 16.7%, including a base salary adjustment of 16.7% to the base salary of our CEO;

•
Made quarterly cash bonus payments for each of the four quarters of 2013, which, in the aggregate, represented approximately 120% of their target bonuses for the full year, including an aggregate cash bonus payment representing approximately 120% of the target bonus of our CEO; and

•	Granted equity compensation awards that consisted of time-based options to purchase shares of our common stock and time-based restricted stock unit ("RSU") awards.
2014 Executive Compensation Actions

In 2014, we began to introduce performance-based equity compensation in the form of performance-based restricted stock unit, or RSU, awards. In making this change, the compensation committee determined that performance-based RSU awards would more closely align our compensation program with those of other companies in our peer group and further align the interests of our executives with those of our stockholders. In 2014 we also adopted stock ownership guidelines for our non-employee directors and executive officers, a compensation recovery policy and an anti-pledging policy.

2013 Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following policies and practices were in effect during 2013:

•
Independent Compensation Committee. The compensation committee is comprised solely of independent directors who have established effective means for communicating with stockholders regarding their executive compensation ideas and concerns.

•
Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on our company.

•
Independent Compensation Committee Advisors. The compensation committee engaged its own compensation consultant to assist with its 2013 compensation review. This consultant performed no consulting or other services for us and, based on our review, the board and management have determined that the compensation consultant is independent and does not have other relationships with the company that would impair its independence.

•
Executive Compensation Policies and Practices. Our compensation philosophy and related corporate governance policies and practices are complemented by several specific compensation practices that are designed to align our executive compensation with long-term stockholder interests, including the following:

•
Compensation At-Risk. Our executive compensation program is designed so that a significant portion of cash compensation is “at risk” based on corporate performance, and we also use equity-based compensation to align the interests of our executive officers and stockholders;

•
No Retirement Plans. We do not currently offer, nor do we have plans to provide, pension arrangements, retirement plans, or nonqualified deferred compensation plans or arrangements to our executive officers;

•	Limited Perquisites. We provide minimal perquisites and other personal benefits to our executive officers;

•
Health or Welfare Benefits. Our executive officers participate in broad-based company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried employees, except that we reimburse our executive officers for the costs of an annual physical examination and provide a one time gross up for income taxes to cover such reimbursement;

•	No Post-Employment Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any severance or change-in-control payments or benefits;

•	Multi-Year Vesting Requirements. The equity awards granted to our executive officers vest or are earned over multi-year periods, consistent with current market practice and our retention objectives;

•	Performance-Based Incentives. We use performance-based short-term cash incentives; and

•	Employment Agreements. We enter into employment agreements with our executive officers providing severance and change of control benefits.

Compensation Philosophy and Objectives

We believe in providing a competitive total compensation package to our executive officers, including the Named Executive Officers, through a combination of base salary, performance-based cash bonuses, equity compensation awards, and broad-based welfare and health benefit plans. Our executive compensation program is designed to achieve the following objectives:

•	attract, motivate and retain executive officers of outstanding ability and potential;

•	reward the achievement of key performance measures; and

•	ensure that executive compensation is meaningfully related to the creation of stockholder value.

We believe that our executive compensation program should include short-term and long-term elements, including cash and equity compensation, and should reward consistent performance that meets or exceeds expectations. We evaluate both performance and compensation to make sure that the compensation provided to our executive officers remains competitive relative to compensation paid by companies of similar size operating in the software services industry, taking into account our relative performance, our own strategic objectives, and the performance of the individual executive.

Executive Compensation Design

The compensation arrangements for our executive officers, including the Named Executive Officers, consist of base salary and quarterly cash bonus opportunities, equity compensation in the form of options to purchase shares of our common stock and RSU awards, both of which are subject to time-based vesting requirements, and certain employee welfare and health benefits.

The key component of our executive compensation program continues to be equity compensation in the form of options to purchase shares of our common stock and, more recently, RSU awards. Historically, we have emphasized the use of equity to provide incentives for our executive officers to focus on the growth of our overall enterprise value and, correspondingly, to create value for our stockholders.

We believe that options to purchase shares of our common stock and RSU awards for shares of our common stock offer our executive officers a valuable long-term incentive that aligns their interests with the long-term interests of our stockholders. Going forward, as we deem appropriate, we may introduce other forms of stock-based compensation awards into our executive compensation program to offer our executive officers additional types of equity incentives that further this objective.

We also offer cash compensation in the form of base salaries and quarterly cash bonus opportunities. Typically, we have structured our cash bonus opportunities to focus on the achievement of specific short-term financial objectives that will further our longer-term growth objectives.

We have not adopted any formal policies or guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. Instead, the compensation committee reviews each element of executive compensation separately and also takes into consideration the value of each executive officer's total direct compensation opportunity (the sum of base salary, cash bonus opportunity, and equity compensation) as a whole, and its relative size in comparison to our other executive officers.

The compensation committee reviews our compensation philosophy, as well as our executive compensation program, on at least an annual basis. As part of this review process, the compensation committee applies the objectives described above within the context of our overall compensation philosophy, while, at the same time, considering the compensation levels needed to ensure our executive compensation program remains competitive. The compensation committee also evaluates whether we are meeting our retention objectives and the potential cost of replacing key executive officers.

Compensation-Setting Process

Role of the Compensation Committee

The compensation committee, which is composed entirely of independent directors, is responsible for reviewing and approving the compensation of our executive officers, including the Named Executive Officers. Specifically, the compensation committee oversees our compensation and benefit plans and policies, administers our equity compensation plans, and annually reviews and approves the compensation of our executive officers.

The compensation committee operates under a written charter adopted by our board of directors. A copy of the charter is posted on the investor relations section of our website located at http://investors.servicenow.com.

Role of our Chief Executive Officer

Each year, our CEO evaluates the performance of our executive officers, including the Named Executive Officers (other than his own performance), and makes recommendations to the compensation committee with respect to base salary adjustments, target quarterly cash bonus opportunities, actual bonus payments, and equity compensation. While the compensation committee takes these recommendations into consideration in its deliberations, it exercises its own independent judgment in approving the executive compensation of our executive officers.

Role of Compensation Consultant

For 2013, the compensation committee retained Compensia, Inc. (“Compensia”), a national compensation consulting firm, to assist it in developing and administering our executive compensation program. Pursuant to this engagement, Compensia performed the following projects for the compensation committee:

•	Assisted in the review and updating of the compensation peer group:

•	Provided compensation data for similarly-situated executive officers at our compensation peer group companies; and

•	Updated the compensation committee on emerging trends and best practices in the area of executive compensation.

Compensia does not provide any other services to us. Compensia maintains a conflict of interest policy that is specifically designed to prevent any conflicts of interest. In addition, the compensation committee has assessed the independence of Compensia taking into account, among other things, the factors set forth in Exchange Act Rule 10C-1 and the listing standards of the New York Stock Exchange, and concluded that no conflict of interest exists with respect to the work that Compensia performs for the compensation committee.

Competitive Positioning

In connection with its engagement, from time to time the compensation committee directs Compensia to assist it in the review and revision of the compensation peer group. When requested, Compensia will provide the compensation committee with a recommended list of peer companies for its consideration. This recommended list consists of companies with a SaaS business model that Compensia and the compensation committee determine compete with us for talent, are in the same geographical area, and have similar revenues, market capitalization, and number of employees. While the compensation committee takes account of compensation practices of the competitive market, the compensation committee uses this information as one factor in its deliberations on compensation matters.

In July 2012, the compensation committee requested that Compensia update the compensation peer group to reflect companies with comparable financial characteristics. Following its review and consideration of the proposed compensation peer group developed by Compensia, the compensation committee selected the following companies as the peer group to be used as a reference source in its executive compensation deliberations for the remainder of the year and into 2013:

Advent Software, Inc.	LogMeIn, Inc.
Ariba, Inc.	NetSuite, Inc.
athenahealth, Inc.	OpenTable, Inc.
Concur Technologies, Inc.	Palo Alto Networks, Inc.
CoStar Group	Qlik Technologies, Inc.
ExactTarget, Inc.	RealPage, Inc.
Fortinet, Inc.	SolarWinds, Inc.
Guidewire Software, Inc.	Sourcefire, Inc.
Jive Software, Inc.	Splunk, Inc.
LinkedIn Corporation	SS&C Technologies Holdings, Inc.
LivePerson, Inc.	The Ultimate Software Group, Inc.

Following the updating of the compensation peer group, Compensia provided the compensation committee and our CEO data and analysis of the executive compensation practices of the peer group companies.

In September 2013, as a result of our continued growth and significant changes in our market capitalization, the compensation committee requested that Compensia once again review the compensation peer group to ensure that it was comprised of companies with comparable financial characteristics. Following this review, Compensia presented the compensation committee with a revised compensation peer group, which the compensation committee approved for use for the remainder of the year and into 2014:

athenahealth, Inc.	Palo Alto Networks, Inc.
CommVault Systems, Inc.	Qlik Technologies, Inc.
Concur Technologies, Inc.	SolarWinds, Inc.
Cornerstone OnDemand	Splunk, Inc.
CoStar Group	SS&C Technologies Holdings, Inc.
Fortinet, Inc.	The Ultimate Software Group, Inc.
Guidewire Software, Inc.	VeriSign, Inc.
LinkedIn Corporation	Workday
NetSuite, Inc	Yelp

Elements of Executive Compensation

The compensation program for our executive officers, including the Named Executive Officers, consists of three principal components:

•	Base salary;

•	Performance-based cash bonuses; and

•	Equity compensation in the form of options to purchase shares of our common stock and RSU awards for shares of our common stock.

Base Salary

Generally, the compensation committee reviews the base salaries of our executive officers, including the Named Executive Officers, at the beginning of each year and makes adjustments to their base salaries as it determines to be necessary or appropriate. Typically, the compensation committee sets the base salaries of our executive officers at levels which it believes are competitive with current market practices (as reflected by our compensation peer group) and after taking into consideration each individual executive officer’s role and the scope of his or her responsibilities, his or her experience, his or her past performance and expected future contributions, and the base salary levels of our other executive officers. The compensation committee does not apply specific formulas to determine base salary adjustments, although it may set future adjustments as a percentage of an executive officer's then-current base salary.

In January 2013, the compensation committee reviewed the base salary of each of our executive officers, including the Named Executive Officers. Based on its comparison of our executive officers’ base salaries to those of the executives holding comparable positions at the companies in the compensation peer group, as well as its assessment of our 2012 performance and the other factors described above, the compensation committee adjusted the base salaries of the Named Executive Officers for 2013 as follows:

Named Executive Officer	2012 Base Salary	2013 Base Salary	Percentage Increase
Mr. Slootman	$300,000	$350,000	16.7%
Mr. Luddy	$300,000	$300,000	—%
Mr. Scarpelli	$275,000	$290,000	5.5%
Mr. McGee	$260,000	$275,000	5.8%
Mr. Schneider	$250,000	$260,000	4.0%

Cash Bonuses

We provide our executive officers, including the Named Executive Officers, with the opportunity to earn cash bonuses to encourage the achievement of corporate and individual objectives and to reward those individuals who significantly impact our corporate results. The compensation committee determines and approves our cash bonus decisions. For 2013, the compensation committee adopted a formal bonus plan providing an opportunity for certain key employees, including our executive officers, to earn quarterly cash bonuses.

Under the 2013 bonus plan, each of the Named Executive Officers was eligible to receive a quarterly bonus as follows:

Named Executive Officer	Quarterly Bonus Target	Aggregate Quarterly Bonus Target	Percentage of 2013 Base Salary
Mr. Slootman	$87,500	$350,000	100%
Mr. Luddy	$75,000	$300,000	100%
Mr. Scarpelli	$47,500	$190,000	66%
Mr. McGee	$43,750	$175,000	64%
Mr. Schneider	$65,000	$260,000	100%

For purposes of the 2013 bonus plan, the compensation committee selected the target net increase in annual contract value (“ACV”) as set forth in our annual operating plan as the performance measure upon which bonus payments would be based. The compensation committee selected net increase in ACV as the appropriate corporate performance measure for the 2013 bonus plan since, in its view, it was the best indicator of our successful execution of our annual operating plan. In particular, net increase in ACV is a good measure of how aggressively we grow our business and our ability to build a consistent revenue stream. We do not disclose the actual net increase in ACV targets for each quarter because ACV is a confidential measure and we would be competitively harmed if the targets or results were to be disclosed. The compensation committee set the net increase in ACV targets at levels that would be difficult to achieve, in order to encourage a focused and consistent effort by our executive officers throughout 2013. As evidence of the challenging nature of the increase in ACV measure, the target levels established for each quarter were our most aggressive to date and represented significant increases in the target levels for this measure as reflected in our annual operating plan in previous years.

For purposes of the 2013 bonus plan, our executive officers were eligible to earn a cash bonus payment each quarter to the extent that we achieved at least 80% of the target ACV for such quarter. If we achieved 80% or less of the target ACV for such quarter, no bonus would be earned. If we achieved between 80% and 100% of the target ACV for such quarter, a bonus would be earned equal to between 0% and 100% of the quarterly bonus target, determined on a linear basis. In the event that the achievement exceeded 100% of the target ACV for such quarter, an additional bonus would be earned equal to 2% of the quarterly bonus target for each percentage point above the 100% target ACV. Under the 2013 bonus plan, the minimum (threshold) bonus that could have been earned was $0, and there was no maximum amount that could have been earned.

Our actual performance against the relevant target level, as well as the determination of the amount to be received by each executive officer, were determined by the compensation committee after taking into consideration the recommendations of our CEO (other than with respect to his own quarterly bonus) and subject to the discretion of the compensation committee to adjust any payout based on individual performance and or corporate financial considerations.

The following table provides information regarding the quarterly bonus awards earned by the Named Executive Officers during 2013:

Named Executive Officer	Performance Period	Target Quarterly Bonus	Target Performance Level Achievement	Actual Quarterly Bonus
Mr. Slootman	First Quarter	$87,500	110.8%	$96,979
	Second Quarter	$87,500	104.6%	$91,514
	Third Quarter	$87,500	110.0%	$96,291
	Fourth Quarter	$87,500	147.2%	$128,820
	Total 2013			$413,604

Mr. Luddy	First Quarter	$75,000	110.8%	$83,125
	Second Quarter	$75,000	104.6%	$78,440
	Third Quarter	$75,000	110.0%	$82,535
	Fourth Quarter	$75,000	147.2%	$110,417
	Total 2013			$354,517

Mr. Scarpelli	First Quarter	$47,500	110.8%	$52,646
	Second Quarter	$47,500	104.6%	$49,679
	Third Quarter	$47,500	110.0%	$52,272
	Fourth Quarter	$47,500	147.2%	$69,931
	Total 2013			$224,528

Mr. McGee	First Quarter	$43,750	110.8%	$48,490
	Second Quarter	$43,750	104.6%	$45,757
	Third Quarter	$43,750	110.0%	$48,146
	Fourth Quarter	$43,750	147.2%	$64,410
	Total 2013			$206,803

Mr. Schneider	First Quarter	$65,000	110.8%	$72,042
	Second Quarter	$65,000	104.6%	$67,982
	Third Quarter	$65,000	110.0%	$71,531
	Fourth Quarter	$65,000	147.2%	$95,695
	Total 2013			$307,250

Equity Compensation

We use stock option and RSU awards with time-based vesting to retain, motivate and reward our executive officers, including the Named Executive Officers, for long-term increases in the value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders. We believe that stock options, when granted with exercise prices equal to the fair market value of our common stock on the date of grant, provide an appropriate long-term incentive for our executive officers, because these equity awards reward them only to the extent that our stock price grows and stockholders realize value following their grant date. We grant RSU awards to our executive officers and other employees to help manage the dilutive effect of our equity compensation program. Because RSU awards have value to the recipient even in the absence of stock price appreciation, we are able to retain and incent our executive officers and other employees using fewer shares of our common stock. To date, all RSU awards granted have been subject to a time-based vesting requirement. The value of these RSUs increase with any increase in the value of the underlying shares, so RSU awards also provide incentives to our executives which are aligned with the interests of our stockholders.

Typically, the size and form of the equity awards for our executive officers are determined in the discretion of the compensation committee at a level that it believes is competitive with current market conditions (as reflected by our compensation peer group) and after taking into consideration each individual executive officer’s role and the scope of his or her responsibilities, his or her experience, his or her past performance and expected future contributions, his or her current equity holdings and the potential equity awards of our other executive officers.

In January 2013, after reviewing the equity awards granted to the executives holding comparable positions at the peer group companies, as well as its assessment of our 2013 performance and the other factors described above, the compensation committee approved the grant of equity awards to the Named Executive Officers as follows:

	Number of Shares of Common Stock Underlying Award
Named Executive Officer	Stock Options	RSUs
Mr. Slootman	150,000	150,000
Mr. Luddy	—	—
Mr. Scarpelli	75,000	75,000
Mr. McGee	100,000	100,000
Mr. Schneider	75,000	75,000

The option granted to Mr. McGee provided that such option would vest and become exercisable as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to the remaining shares on a pro rata basis monthly over the following 36 months. The options granted to the other Named Executive Officers provided that such options would vest and become exercisable as to 50% of the shares underlying the options on the second anniversary of the date of grant and as to the remaining shares on a pro rata basis monthly over the following 24 months. The RSU award granted to Mr. McGee provided that such award would vest as to 25% of the shares underlying such option on each annual anniversary of the date of grant. The RSU awards granted to the other Named Executive Officers provided that such awards would vest as to 50% of the shares underlying such awards on the second anniversary of the date of grant and as to the remaining 50% of such shares 25% on each of the third and fourth anniversaries of the date of grant. The equity awards granted to Named Executive Officers other than Mr. McGee were granted with vesting schedules that delay the first vesting of shares under such grants, as compared to our historical practice, to increase the long-term retention value of such awards. The compensation committee determined that in light of Mr. Luddy's significant equity ownership in the company, it was not necessary to make a further grant to Mr. Luddy in 2013.

The equity awards granted to the Named Executive Officers during 2013 are set forth in “2013 Summary Compensation Table” and “2013 Grants of Plan-Based Awards Table” below.

Welfare and Other Employee Benefits

We have established a tax-qualified retirement plan under Section 401(k) of the Code for all our U.S. employees, including our executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. We currently do not match any contributions made to the plan by our employees, including executive officers. We intend for the plan to qualify under Section 401(a) of the Code so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan.

In addition, we provide other benefits to our executive officers on the same basis as all of our full-time employees. These benefits include health, dental and vision benefits, health and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage.

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices, the competitive market and our employees' needs.

Perquisites and Other Personal Benefits

To promote the health of our executive officers, we reimburse our executive officers for the actual cost of an annual physical health examination up to $5,000 per year. Amounts reimbursed as a result of the use of this benefit in 2013 are set forth in “2013 Summary Compensation Table”. Typically, we do not provide any other perquisites or other personal benefits to our executive officers.

In the future, we may provide additional perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation or retention purposes. We do not expect that these perquisites or other personal benefits will be a significant aspect of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.

Employment Agreements

We have entered into employment agreements with our CEO and the other Named Executive Officers (other than Mr. Luddy). Each of these arrangements provides for “at will” employment and sets forth the initial terms and conditions of employment of each Named Executive Officer, including base salary, target annual bonus opportunity, standard employee benefit plan participation, a recommendation for an initial grant of an option to purchase shares of our common stock, opportunities for post-employment compensation, and vesting acceleration terms. These agreements also set forth the rights and responsibilities of each party and protect both parties’ interests in the event of a termination of employment by providing for certain payments and benefits under specified circumstances, including following a change in control of our company. These offers of employment were each subject to execution of a standard proprietary information and invention agreement and proof of identity and work eligibility in the United States.

Each of these arrangements was approved on our behalf by the compensation committee or the board of directors at the recommendation of the compensation committee. We believe that these arrangements were necessary to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization.

The employment agreements of our CEO and Messrs. Scarpelli, McGee and Schneider provide for certain protection in the event of their termination of employment under specified circumstances, including following a change in control of our company. We believe that these protections were necessary to induce these individuals to forego other opportunities or leave their current employment for the uncertainty of a demanding position in a new and unfamiliar organization. We also believe that these arrangements serve our executive retention objectives by helping these Named Executive Officers maintain continued focus and dedication to their responsibility to maximize stockholder value, including in the event that there is a potential transaction that could involve a change in control of our company. The terms of these arrangements were determined by the compensation committee following an analysis of relevant market data for other companies with whom we compete for executive talent.

For a summary of the material terms and conditions of our employment agreements, as well as the post-employment payments and benefits which the Named Executive Officers are eligible to receive, see “Employment Arrangements” and “Potential Payments upon Termination or Change of Control” below.

In filling our executive positions, the compensation committee was aware that, in some situations, it would be necessary to recruit candidates with the requisite experience and skills to manage a growing business in a unique market niche. Accordingly, it recognized that it would need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, the compensation committee was sensitive to the need to integrate new executive officers into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.

Other Compensation Policies

Stock Ownership Guidelines

During 2013 we did not have a policy regarding minimum stock ownership requirements for our executive officers. In 2014, the compensation committee adopted stock ownership guidelines that are applicable to each of the non-employee members of our board of directors and executive officers. Members of our board of directors are required to own shares of our common stock with a value equal to three times their annual cash retainer fee. Our executive officers are required to own shares of our common stock with a value equal to a specific multiple of such executive officer’s base salary as indicated in the table below. The non-employee members of our board of directors and executive officers are required to meet these guidelines within five years of becoming subject to them.

Officer Level	Market Value of Shares Owned as a Multiple of Base Salary
Chief Executive Officer	3x
Other Executive Officers	1x

Equity Award Grant Policy

Each of the options to purchase shares of our common stock granted to our employees is granted with an exercise price that is equal to the fair market value of our common stock on the date of grant. The options to purchase shares of our common stock granted to our executive officers typically vest over four years. Generally, options to purchase shares of our common stock have a ten-year term. The RSU awards granted to our executive officers typically vest over four years.

Although we do not have any program, plan, or obligation that requires us to grant equity compensation on specified dates, we have adopted an administrative policy for the grant of equity awards. We do not make equity awards in connection with the release or withholding of material non-public information.

Compensation Recovery Policy

During 2013, we did not have a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid or awarded to our executive officers or other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. In 2014, the compensation committee adopted a policy requiring the repayment of any cash or equity-based incentive compensation paid to our executive officers where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement and where the restatement was the result of fraud or intentional misconduct. This policy only applies to current and former executive officers subject to the reporting requirements of Section 16 of the Exchange Act who were involved in the fraud or misconduct, and the amount that is required to be repaid is the amount erroneously paid or earned in excess of what would have been paid or earned under the accounting restatement. In addition to the foregoing, our Chief Executive Officer and Chief Financial Officer are subject to the compensation recovery provisions of Section 304 of the Sarbanes-Oxley Act.

Derivatives Trading, Hedging and Pledging Policy

We have adopted a policy prohibiting the trading of derivatives by our employees, including our executive officers, and members of our board of directors. In 2014, we adopted a further policy prohibiting the pledging of stock by our employees, including our executive officers, and members of our board of directors.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code"), generally disallows a deduction for federal income tax purposes to any publicly traded company for any remuneration in excess of $1 million paid in any taxable year to its chief executive officer and each of the three other most highly-compensated executive officers (other than its chief financial officer). Generally, remuneration in excess of $1 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Code. In this regard, our compensation in 2013 was designed to be fully deductible. In addition, the compensation income realized upon the exercise of options to purchase shares of securities granted under a stockholder-approved stock option plan generally will be deductible as long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied. Amounts realized from the settlement of RSU awards granted in 2013 and future years may not be deductible.

The compensation committee seeks to qualify the compensation paid to the covered executive officers for the “performance-based compensation” exemption from the deduction limit under Section 162(m) when it believes such action is in the best interests of the Company. In approving the amount and form of compensation for our executive officers, the compensation committee considers all elements of the cost to us of providing such compensation, including the potential impact of the Section 162(m) deduction limit. The compensation committee reserves the discretion, in its judgment, to authorize compensation payments that do not comply with an exemption from the deduction limit when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and members of the board of directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our company that exceeds certain prescribed limits, and that we (or our successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she may owe as a result of the application of Sections 280G or 4999 of the Code during 2013, and we have not agreed and are not otherwise obligated to provide any executive officer with such a “gross-up” or other reimbursement payment.

Accounting for Stock-Based Compensation

The compensation committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers, other employees, and members of our Board of Directors. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of stock-based compensation awards.

ASC Topic 718 requires us to measure and record in our consolidated statement of operations all share-based payments to our executive officers, other employees, and members of our Board of Directors, including grants of stock options and RSU awards, based on their fair values. The application of ASC Topic 718 involves significant amounts of judgment in the determination of inputs into the Black-Scholes-Merton valuation model that we use to determine the fair value of stock options. These inputs are based upon assumptions as to the volatility of the underlying stock, risk free interest rates, and the expected life of the options. As required under GAAP, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value stock options granted in future periods may vary from the valuation assumptions we have used previously. For performance-based stock awards, we also must apply judgment in determining the periods when, and if, the related performance targets become probable of being met.

ASC Topic 718 also requires us to recognize the compensation cost of these share-based payments in our income statement over the period that an employee or member of our Board of Directors is required to render service in exchange for the option or other award (which, generally, will correspond to the award’s vesting schedule). This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers and members of our Board of Directors may never realize any value from their awards, or may actually realize a value substantially different from the estimated and herein reported value.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2013 were Messrs. Barber, Leone and Miller. None of the members of our compensation committee in 2013 was at any time during 2013 or at any other time an officer or employee of ServiceNow or any of its subsidiaries, and none had or have any relationships with ServiceNow that are required to be disclosed under Item 404 of Regulation S-K. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during 2013.

Leadership Development and Compensation Committee Report

The information contained in the following report of the Leadership Development and Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by ServiceNow under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that ServiceNow specifically incorporates it by reference.

The Leadership Development and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Leadership Development and Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

Submitted by the Leadership Development and Compensation Committee:

Jeffrey A. Miller (Chair)
Paul V. Barber
Douglas M. Leone

2013 Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the Named Executive Officers for services rendered in all capacities for 2013, 2012, the six months ended December 31, 2011 and the twelve months ended June 30, 2011, which we refer to as fiscal 2011.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compen-sation (3) ($)	All Other Compen-sation (4) ($)	Total ($)
Frank Slootman, President and Chief Executive Officer (5)	2013	350,000	—	4,413,000	2,210,460	413,604	441	7,387,505
	2012	300,000	—	—	—	273,548	1,005	574,553
	*	150,000	—	—	—	116,218	—	266,218
	2011	50,000	—	—	8,527,384	37,500	—	8,614,884

Michael Scarpelli, Chief Financial Officer (6)	2013	290,000	—	2,206,500	1,105,230	224,528	3,917	3,830,175
	2012	275,000	—	—	—	159,569	360	434,929
	*	104,183	—	—	3,342,968	60,097	—	3,507,248
	2011	—	—	—	—	—	—	—

Frederic B. Luddy, Chief Product Officer (7)	2013	300,000	—	—	—	354,517	441	654,958
	2012	300,000	—	10,350,000	—	273,548	40,073	10,963,621
	*	152,500	—	—	—	116,218	2,040	270,758
	2011	330,000	91,840	—	—	300,000	3,840	725,680

Daniel McGee, Senior Vice President of Engineering and Cloud Operations (8)	2013	275,000	—	2,942,000	1,452,180	206,803	441	4,876,424
	2012	260,000	—	—	—	127,656	1,485	389,141

David Schneider, Senior Vice President of Worldwide Sales and Services (9)	2013	260,000	—	2,206,500	1,105,230	307,250	441	3,879,421
	2012	250,000	—	—	—	227,957	1,005	478,962
	*	125,000	—	—	5,069,877	96,849	—	5,291,726
	2011	18,109	—	—	—	17,123	—	35,232
___________________
* In February 2012, we changed our fiscal year-end from June 30 to December 31. The amounts reported in this row represent the compensation awarded to, earned by, and paid to the Named Executive Officers for the six months ended December 31, 2011.
(1)    The amount reported in the Bonus column represents an annual bonus paid to Mr. Luddy.

(2)    The amounts reported in the Stock Awards and Option Awards columns represent the grant date fair value of the RSUs and options to purchase shares of our common stock granted to the Named Executive Officers, as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of these RSUs and options reported are set forth in Note 13 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The amounts reported in this column exclude the impact of estimated forfeitures related to service-based vesting conditions, reflect the accounting cost for these RSUs and options, and do not correspond to the actual economic value that may be received by the Named Executive Officers from the RSUs and options.
(3)    The amounts reported in the Non-Equity Incentive Plan Compensation column represent the quarterly bonuses paid to the Named Executive Officers under the 2013 bonus plan.
(4)    The amounts reported in the All Other Compensation column for fiscal 2011 and the six months ended December 31, 2011 include payment of premiums for health insurance coverage under our legacy benefits program to Mr. Luddy. Amounts reported for 2012 include (i) life insurance coverage of $360 to each of the executive officers, (ii) personal benefits, including a payment and tax gross-up received by each of Messrs. Slootman, Luddy, McGee and Schneider in connection with such executive officer's attendance at a company-sponsored trip in the amount of $645, $647, $1125, and $645, respectively, and (iii) legal expenses of $39,066 paid on behalf of Mr. Luddy, which he incurred in connection with the sale of his shares in our initial public offering. Amounts reported for 2013 include (i) life insurance coverage of $441 to each of the executive officers, and (ii) personal benefits, including a payment and tax gross-up received by Mr. Scarpelli of $3,476 for the executive annual physical health exam benefit.
(5)    Mr. Slootman became our President and Chief Executive Officer in May 2011.
(6)    Mr. Scarpelli became our Chief Financial Officer in August 2011.
(7)    Mr. Luddy served as our President and Chief Executive Officer until May 2011, at which time he was appointed our Chief Product Officer.
(8)    Mr. McGee became our Senior Vice President of Engineering and Cloud Operations in August 2011. Prior to 2013, Mr. McGee was not a Named Executive Officer.
(9)    Mr. Schneider became our Senior Vice President of Worldwide Sales and Services in June 2011. The amount reported under Option Awards for the period from June 30 to December 31, 2011 represents the fair value of the option award that Mr. Schneider became eligible to earn following the determination as to our achievement of our worldwide sales goal for the twelve months ending June 30, 2012.

2013 Grants of Plan-Based Awards Table

The following table presents, for each of the Named Executive Officers, information concerning each grant of a cash or equity award made during 2013. This information supplements the information about these awards set forth in “Summary Compensation Table.”

Named Executive Officer	Grant Date	Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (Target) ($)(1)	All Other Stock Awards, Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Mr. Slootman	2/7/2013	1/29/2013	N/A	150,000	N/A	N/A	4,413,000
	2/7/2013	1/29/2013	N/A	N/A	150,000	29.42	2,210,460
	N/A	N/A	350,000	N/A	N/A	N/A	N/A

Mr. Scarpelli	2/7/2013	1/29/2013	N/A	75,000	N/A	N/A	2,206,500
	2/7/2013	1/29/2013	N/A	N/A	75,000	29.42	1,105,230
	N/A	N/A	190,000	N/A	N/A	N/A	N/A

Mr. Luddy	N/A	N/A	300,000	N/A	N/A	N/A	N/A

Mr. McGee	2/7/2013	1/29/2013	N/A	100,000	N/A	N/A	2,942,000
	2/7/2013	1/29/2013	N/A	N/A	100,000	29.42	1,452,180
	N/A	N/A	175,000	N/A	N/A	N/A	N/A

Mr. Schneider	2/7/2013	1/29/2013	N/A	75,000	N/A	N/A	2,206,500
	2/7/2013	1/29/2013	N/A	N/A	75,000	29.42	1,105,230
	N/A	N/A	260,000	N/A	N/A	N/A	N/A
______________________
(1)    Represents the awards earned under our 2013 bonus plan.

(2)    The amounts reported in this column represent the grant date fair value of the RSUs and options to purchase shares of our common stock granted to the Named Executive Officers, as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of these RSUs and options are set forth in Note 13 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The amounts reported in this column exclude the impact of estimated forfeitures related to service-based vesting conditions, reflect the accounting cost for these RSUs and options, and do not correspond to the actual economic value that may be received by the Named Executive Officers from the RSUs and options.

2013 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of the Named Executive Officers, information regarding outstanding stock options and other equity awards held as of December 31, 2013.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)		Number of Securities Underlying Unexercised Options Unexercisable (#) (2)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Mr. Slootman	5,730,456	(3)			2.60	5/6/2021
	—		150,000	(4)	29.42	2/7/2023	150,000	(5)	8,401,500
Mr. Scarpelli	984,044	(3)			3.00	8/15/2021
	—		75,000	(4)	29.42	2/7/2023	75,000	(5)	4,200,750
Mr. Luddy	240,000	(6)			0.34	9/8/2019	750,000	(7)	42,007,500
Mr. McGee	500,000	(3)	—		3.00	8/15/2021
	—		100,000	(8)	29.42	2/7/2023	100,000	(9)	5,601,000
Mr. Schneider	844,194	(3)			3.00	7/22/2021
	111,716	(3)(10)			3.00	9/9/2021
	—		75,000	(4)	29.42	2/7/2023	75,000	(5)	4,200,750

_____________________
(1)    All of the equity awards described in this column were granted under our 2005 Stock Plan.
(2)    All of the equity awards described in this column were granted under our 2012 Equity Incentive Plan.
(3)    These stock options are immediately exercisable in full, subject to a right of repurchase in our favor, which lapses as the shares of our common stock underlying the option vests. The option shares vest over a four-year period as follows: 25% of the shares of our common stock underlying the options vest on the first anniversary of the individual's employment commencement date and, thereafter, the remaining shares of our common stock underlying the options vest in 36 equal monthly installments over the next three years provided that the named executive officer continues to be employed by or otherwise provides services to our company. In addition, the vesting of these stock options may be accelerated in the event of a change in control of our company as provided in the named executive officer's employment agreement.
(4)    The option shares vest over a four-year period as follows: 50% of the shares of our common stock underlying the option vest on February 7, 2015 and, thereafter, the remaining shares of our common stock underlying the options vest in 24 equal monthly installments over the next two years provided that the Named Executive Officer continues to be employed by or otherwise provides services to us. In addition, the vesting of these stock options may be accelerated in the event of a change in control of our company as provided in the Named Executive Officer's employment agreement.
(5)    The RSU vests over a four-year period as follows: 50% of the shares of our common stock underlying the RSU vest on February 7, 2015 and, thereafter, the remaining shares of our common stock underlying the options vest in two equal annual installments over the next two years provided that the Named Executive Officer continues to be employed by or otherwise provides services to us. In addition, the vesting of these stock options may be accelerated in the event of a change in control of our company as provided in the Named Executive Officer's employment agreement.
(6)    This stock option is immediately exercisable in full, subject to a right of repurchase in our favor which lapses as the shares of our common stock underlying the option vest. The option shares vest over a four-year period as follows: 1/48th of the shares vest on the first day of each month following July 1, 2009, provided that the Named Executive Officer continues to be employed by or otherwise provides services to us on each such vesting date. In addition, the vesting of 100% of the option shares would have been accelerated had a change in control of our company occurred before July 1, 2010.
(7)    These shares vest over three years at the rate of one-third of the shares annually on each March 20.
(8)    The option shares vest over a four-year period as follows: 25% of the shares of our common stock underlying the option vest on February 7, 2014 and, thereafter, the remaining shares vest in 36 equal monthly installments over the next three years provided that the Named Executive Officer continues to be employed by or otherwise provides services to us. In addition, the vesting of these stock options may be accelerated in the event of a change in control of our company as provided in the Named Executive Officer's employment agreement.
(9)    The RSU vests over a four-year period as follows: 25% of the shares of our common stock underlying the RSU vest on February 7, 2014 and, thereafter, the remaining shares vest in three equal annual installments over the next three years provided that the Named Executive Officer continues to be employed by or otherwise provides services to us. In addition, the vesting of these stock options may be accelerated in the event of a change in control of our company as provided in the Named Executive Officer's employment agreement.
(10)    The vesting of this option was subject to an initial determination by the compensation committee as to our achievement of our worldwide sales goal for the twelve months ending June 30, 2012. The worldwide sales goal was achieved at the 97.675% level, and, pursuant to the terms of this option, 88.3875% of the original 275,808 shares subject to this option will vest on a monthly basis over 48 months commencing on Mr. Schneider's date of hire.

2013 Option Exercises and Stock Vested Table

The following table presents, for each of the Named Executive Officers, the shares of our common stock that were acquired upon the exercise of stock options and vesting of RSUs and the related value realized during 2013.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (2)
Mr. Slootman	620,000	24,534,037	—	—
Mr. Scarpelli	395,000	14,921,945	—	—
Mr. Luddy	—	—	250,000	9,880,000
Mr. McGee	700,000	22,351,190	—	—
Mr. Schneider	666,878	25,004,326	—	—

(1)    The value realized on exercise is calculated as the difference between the actual sales price of the shares of our common stock underlying the options exercised and the applicable exercise price of those options.
(2)    The value realized on vesting is calculated as the number of vested restricted stock units multiplied by the closing price of our common stock on the vesting date.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our executive officers during 2013.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our executive officers during 2013.

Employment Arrangements

We have entered into employment agreements with each of the Named Executive Officers (other than Mr. Luddy) in connection with his commencement of employment with us. Each of these arrangements was negotiated on our behalf by the compensation committee or our CEO.

Typically, these arrangements provide for “at will” employment and set forth the initial terms and conditions of employment of each executive officer, including base salary, target annual bonus opportunity, standard employee benefit plan participation, a recommendation for an initial stock option grant, opportunities for post-employment compensation and vesting acceleration terms. These offers of employment were each subject to execution of a standard proprietary information and invention agreement and proof of identity and work eligibility in the United States.

Mr. Slootman

On May 2, 2011, Mr. Slootman joined us as our CEO. In hiring Mr. Slootman, our board of directors approved an employment agreement with a period of three years, setting forth the principal terms and conditions of his employment, including an initial annual base salary of $300,000 (subject to review by the compensation committee at least annually), a target annual cash bonus opportunity of $300,000 (based on his performance relative to one or more performance objectives established each year by the compensation committee), and, subject to the approval of our board of directors, a time-based stock option award to purchase 6,550,456 shares of our common stock. Mr. Slootman's employment agreement was amended in 2014 to extend the term for an additional three years.

Mr. Scarpelli

On August 15, 2011, Mr. Scarpelli joined us as our Chief Financial Officer. In hiring Mr. Scarpelli, our board of directors approved an employment agreement with a period of three years, setting forth the principal terms and conditions of his employment, including an initial annual base salary of $275,000 (subject to review by our CEO and the compensation committee at least annually), a target annual cash bonus opportunity of $175,000 (based on his performance relative to one or more performance objectives established each year by our CEO and the compensation committee), subject to the approval of our board of directors, a time-based stock option award to purchase 1,379,044 shares of our common stock, and subject to the approval of our board of directors, a fully-vested stock option award to purchase 275,808 shares of our common stock.
.
Mr. McGee

On September 6, 2011, Mr. McGee joined us as our Senior Vice President, Engineering. In hiring Mr. McGee, our board of directors approved an employment agreement with a period of three years, setting forth the principal terms and conditions of his employment, including an initial annual base salary of $260,000 (subject to review by our CEO and the compensation committee at least annually), a target annual cash bonus opportunity of $140,000 (based on his performance relative to one or more performance objectives established each year by our CEO and the compensation committee), and subject to the approval of our board of directors, a time-based stock option award to purchase 1,200,000 shares of our common stock.

Mr. Schneider

On June 6, 2011, Mr. Schneider joined us as our Senior Vice President of Sales. In hiring Mr. Schneider, our board of directors approved an employment agreement with a period of three years, setting forth the principal terms and conditions of his employment, including an initial annual base salary of $250,000 (subject to review by our CEO and the compensation committee at least annually), a target annual cash bonus opportunity of $250,000 (based on his performance relative to one or more performance objectives established each year by our CEO and the compensation committee), subject to the approval of our board of directors, a time-based stock option award to purchase 1,379,044 shares of our common stock, and subject to the approval of our board of directors, a performance-based stock option award to purchase 275,808 shares of our common stock.

In the case of each Named Executive Officer other than Mr. Luddy, such officer's employment agreement also contain provisions that provide for certain payments and benefits in the event of certain terminations of employment, including a termination of employment following a change in control of our company. For a summary of the material terms and conditions of these provisions, as well as an estimate of the potential payments and benefits payable to these Named Executive Officers under their employment arrangements, see “Potential Payments upon Termination or Change in Control” below.

Potential Payments upon Termination or Change in Control

The Named Executive Officers (other than Mr. Luddy) are eligible to receive certain severance payments and benefits in connection with a termination of employment under various circumstances, including following a change in control of our company. The estimated potential severance payments and benefits payable to the Named Executive Officers in the event of termination of employment as of December 31, 2013 pursuant to their employment agreements or stock option agreements, as applicable, are described below.

The actual amounts that would be paid or distributed to an eligible Named Executive Officer as a result of a termination of employment occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include a Named Executive Officer's base salary and the market price of our common stock. Although we have entered into a written agreement to provide severance payments and benefits in connection with a termination of employment under particular circumstances, we, or an acquirer, may mutually agree with any Named Executive Officer to provide payments and benefits on terms that vary from those currently contemplated. In addition to the amounts presented below, a Named Executive Officer would also be able to exercise any previously-vested stock options that he held. For more information about the Named Executive Officers' outstanding equity awards as of December 31, 2013, see “2013 Outstanding Equity Awards at Fiscal Year-End Table” above. Finally, the Named Executive Officers are eligible to receive any benefits accrued under our broad-based benefit plans, such as accrued vacation pay, in accordance with those plans and policies.

Involuntary Termination of Employment-Cash Severance

In the event of an involuntary termination of employment (a termination of employment by us without “cause” (as defined in the relevant employment agreement or employment offer letter) or by the Named Executive Officer for “good reason” (as defined in the relevant employment agreement or employment offer letter)) at any time other than during the period that begins three months prior to and ends 12 months following the effective date of a change in control of our company (as defined in the relevant employment agreement or employment offer letter) (the “Change of Control Period”), each Named Executive Officer other than Mr. Luddy is eligible to receive the following payments and benefits:

▪	his then-annual base salary for a period of six months (12 months in the case of our CEO) from the date of termination;

▪
any portion of his annual target bonus opportunity which he would have received had he been employed on the last day of the fiscal year in which the termination of employment occurs pro-rated for a six-month period (12 months in the case of our CEO); and

▪
health insurance premiums for himself and his eligible dependents under our group health insurance plans as provided under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, until the earliest of (i) the close of the six-month period (12 months in the case of our CEO) commencing on the date of his termination of employment, (ii) the expiration of his eligibility for continued coverage under COBRA or (iii) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment.

The receipt of any termination-based payments or benefits is subject to the Named Executive Officer executing (and not subsequently revoking) a waiver and release of claims in our favor and his continued compliance during the period in which he is receiving severance payments and benefits with certain post-termination non-solicitation and non-disparagement covenants.

Involuntary Termination of Employment in Connection with a Change in Control-Cash Severance

In the event of an involuntary termination of employment (a termination of employment by us without “cause” or by the Named Executive Officer for “good reason”) during the Change in Control Period, each Named Executive Officer other than Mr. Luddy is eligible to receive the following payments and benefits:

▪	a lump-sum payment equal to his then-annual base salary for a period of six months (12 months in the case of our CEO) from the date of termination;

▪	his annual target bonus opportunity without regard to achievement of any corporate performance goals; and

▪
health insurance premiums for himself and his eligible dependents under our group health insurance plans as provided under COBRA until the earliest of (i) the close of the six-month period (12 months in the case of our CEO) commencing on the date of his termination of employment, (ii) the expiration of his eligibility for continued coverage under COBRA or (iii) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment.

The receipt of any termination-based payments or benefits is subject to the Named Executive Officer executing (and not subsequently revoking) a waiver and release of claims in favor of us (or if applicable, our successor) and continued compliance during the period in which he is receiving severance payments and benefits with certain post-termination non-solicitation and non-disparagement covenants.

Outstanding Equity Awards

In the event of a change in control of our company, 100% of the total number of shares of our common stock subject to outstanding and unvested equity awards held by the Named Executive Officers (other than Mr. Luddy) will immediately vest.

In addition, in the event of an involuntary termination of employment (a termination of employment by us without “cause” or by the Named Executive Officer for “good reason”) of a Named Executive Officer (other than Mr. Luddy) or if we "constructively" terminate a Named Executive Officer's employment (other than Mr. Luddy) following a material adverse change in his title or reporting relationships without his consent, the outstanding equity awards of the Named Executive Officers will be subject to accelerated vesting as follows:

▪
in the case of our CEO, 12.5% of the total number of shares of our common stock subject to outstanding equity awards will immediately vest if termination of employment occurs outside of the Change in Control Period; or

▪	100% of the then-unvested shares of our common stock subject to outstanding equity awards will immediately vest if termination of employment occurs during the Change in Control Period.

In the event of a change in control of our company, 25% of the total number of shares of our common stock subject to outstanding options held by Mr. Luddy will immediately vest.

Excise Taxes

Any payment or benefit provided under his employment agreement (in the case of our CEO) or his employment offer letter (in the case of the other Named Executive Officers) in connection with a change in control of our company may be subject to an excise tax under Section 4999 of the Code. These payments and benefits also may not be eligible for a federal income tax deduction pursuant to Section 280G of the Code. If any of these payments or benefits are subject to the excise tax, they may be reduced to provide the affected Named Executive Officer with the best after-tax result. Specifically, he will receive either a reduced amount so that the excise tax is not triggered, or he will receive the full amount of the payments and benefits and then be personally liable for any excise tax.

Death Benefits

In the event of a termination by reason of death, all of our employees, including the Named Executive Officers, are eligible to receive the following payments and benefits:

▪	a lump-sum payment equal to his or her then-annual base salary for a period of six months from the date of death;

▪
health insurance premiums for the employee's eligible dependents under our group health insurance plans as provided under COBRA (or similar programs for employees based outside of the U.S.) for twelve months following the date of the employee's death; and

▪
the immediate vesting of the employee's then-unvested shares of our common stock subject to outstanding equity awards, up to maximum value of $500,000, calculated as the fair market value per share minus the exercise price per share, multiplied by the number of shares being accelerated.

Potential Payments upon Termination or Change in Control Table

The following table sets forth the estimated payments that would be received by the Named Executive Officers upon a change in control of our company, upon a termination of employment without cause or following a resignation for good reason, or in the event of a termination of employment without cause or following a resignation for good reason in connection with a change in control in our company. The table below reflects amounts payable to each Named Executive Officer assuming that, if applicable, his employment was terminated on December 31, 2013 and, if applicable, a change in control of our company also occurred on that date.

	Change of Control Alone	Upon Termination without Cause or Resignation for Good Reason- No Change in Control				Upon Termination without Cause or Resignation for Good Reason- Change in Control
Name	Value of Accelerated Vesting ($) (1)	Cash Severance ($)	Contin-uation of Medical Benefits ($)	Value of Accelerated Vesting ($) (1)	Total ($)	Cash Severance ($)	Contin-uation of Medical Benefits ($)	Value of Accelerated Vesting ($) (1)	Total ($)
Mr. Slootman	136,298,743	700,000	13,341	17,037,343	17,750,684	700,000	13,341	136,298,743	137,012,084
Mr. Scarpelli	36,654,599	240,000	8,755	—	248,755	335,000	8,755	36,654,599	36,998,354
Mr. Luddy	10,501,875	—	—	—	—	—	—	10,501,875	10,501,875
Mr. McGee	34,765,000	225,000	6,670	—	231,670	312,500	6,670	34,765,000	35,084,170
Mr. Schneider	38,453,970	260,000	8,755	—	268,755	390,000	8,755	38,453,970	38,852,725
_____________________

(1)    The value of accelerated vesting is calculated based on the closing price of our common stock on the New York Stock

Exchange as of December 31, 2013 ($56.01) less, if applicable, the exercise price of each outstanding stock option.

Potential Payments upon Involuntary Termination by Reason of Death Table

The following table sets forth the estimated payments that would be received by each Named Executive Officer upon an involuntary termination by reason of his death assuming that the termination occurred on December 31, 2013.

	Upon Involuntary Termination by Reason of Death
Name	Cash Severance ($)	Continuation of Medical Benefits ($)	Value of Accelerated Vesting ($) (1)	Total ($)
Mr. Slootman	175,000	5,651	500,000	680,651
Mr. Scarpelli	145,000	10,313	500,000	655,313
Mr. Luddy	150,000	10,313	500,000	660,313
Mr. McGee	137,500	5,651	500,000	643,151
Mr. Schneider	130,000	10,313	500,000	640,313
_____________________

(1)    The value of accelerated vesting is calculated based on the closing price of our common stock on the New York Stock Exchange as of December 31, 2013 ($56.01) less, if applicable, the exercise price of each outstanding stock option, capped at a maximum of $500,000.

Director Compensation
2013 Compensation. The following table provides information for the year ended December 31, 2013 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2013.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	RSU Awards ($)	Total ($)
Paul V. Barber	28,750	869,168	—	897,918
Ronald E. F. Codd	47,500	869,168	—	916,668
Charles H. Giancarlo	2,921	348,923	350,000	701,844
Douglas M. Leone	28,750	869,168	—	897,918
Jeffrey A. Miller	40,000	869,168	—	909,168
Charles E. Noell, III	27,500	869,168	—	896,668
William L. Strauss	35,000	869,168	—	904,168
Amounts listed under "Option Awards" and "RSU Awards" in the foregoing table represent the aggregate fair value amount computed as of the grant date of each option and RSU award during 2013 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

Our non-employee directors held option and RSU awards to acquire the following number of shares as of December 31, 2013:

Name	Option Awards	RSU Awards
Paul V. Barber	150,000	—
Ronald E.F. Codd	200,000	—
Charles H. Giancarlo	14,147	6,779
Douglas M. Leone	150,000	—
Jeffrey A. Miller	50,000	—
Charles E. Noell, III	150,000	—
William L. Strauss	250,000	—

Annual Retainer Fees. In 2013, each of our non-employee directors, other than those who are prohibited from receiving director compensation pursuant to the policies of their affiliated funds, were compensated as follows:

•	$25,000 annual cash retainer;

•	$20,000 for the chair of our audit committee and $5,000 for each of its other members;

•	$10,000 for the chair of our compensation committee and $3,750 for each of its other members; and

•	$5,000 for the chair of our nominating and corporate governance committee and $2,500 for each of its other members.

Equity Awards. In 2013, our board adopted a new non-employee director equity compensation policy providing that each newly-elected or appointed non-employee director will be granted (i) stock options with an aggregate value of $350,000, which initial stock option award will vest in equal monthly installments for three years, and (ii) an RSU with an aggregate value of $350,000, which initial RSU award will vest in equal annual installments over three years, in each case, so long as such director provides continuous services to us. Following each annual meeting of our stockholders, each non-employee director will be granted annual stock options with an aggregate value of $175,000 and annual restricted stock units with an aggregate value of $175,000. Each such annual award of stock options and restricted stock units will vest in full and become exercisable on the earlier of the one-year anniversary of the grant date or the subsequent annual meeting of our stockholders.

Options granted to non-employee directors accelerate and vest in full in the event of a change of control. The awards have 10-year terms and terminate three months following the date the director ceases to provide continuous services to the Company or 12 months following that date if the termination is due to death or disability.

In addition to the awards provided for above, non-employee directors are eligible to receive discretionary equity awards.

We have implemented a policy regarding minimum stock ownership requirements for our directors, which is described elsewhere in this proxy statement under the heading "Executive Compensation - Other Corporate Policies - Stock Ownership Guidelines".

Other Compensation. Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their reasonable travel expenses incurred in attending board and committee meetings, certain company events and approved continuing education programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2014, by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors or director nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 143,433,099 shares of our common stock outstanding on March 31, 2014. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable, or subject to RSUs that have vested or will vest, within 60 days of March 31, 2014 to be outstanding and to be beneficially owned by the person holding the option or RSU for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each of the individuals and entities named below is c/o ServiceNow, Inc., 3260 Jay Street, Santa Clara, California 95054.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
5% or Greater Stockholders;
T. Rowe Price Associates, Inc. (1)	17,763,796	12.4%
Entities affiliated with FMR, LLC (2)	19,877,033	13.9%

Directors and Named Executive Officers:
Frank Slootman (3)	5,510,456	3.7%
Frederic B. Luddy (4)	9,789,625	6.8%
Michael Scarpelli (5)	1,015,471	*
David Schneider (6)	741,010	*
Daniel McGee (7)	521,008	*
Paul V. Barber (8)	883,178	*
Ronald Codd (9)	167,875	*
Charles H. Giancarlo (10)	2,357	*
Douglas Leone (11)	1,371,215	*
Jeffrey A. Miller (12)	160,000	*
Charles E. Noell, III (13)	596,588	*
William Strauss (14)	180,000	*
All executive officers and directors as a group (12 persons) (15)	20,938,783	13.8%
___________________
*    Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1)    Shares owned are as of December 31, 2013, according to a Schedule 13G/A filed with the SEC on February 13, 2014, these securities are owned by various individuals and institutional investors of which T. Rowe Price Associates, Inc. (Price Associates) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.
(2)    Shares owned as of December 31, 2013 according to a Schedule 13G/A filed with the SEC on February 14, 2014, FMR LLC has sole power to vote or direct the vote of 434,369 shares and the sole power to dispose of 19,877,033 shares. FMR LLC's beneficial ownership is comprised of: (i) 19,180,199 shares beneficially held by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, (ii) 206,556 shares held by Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, (iii) 227,569 shares held by Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, and (iv) 262,645 shares beneficially held by Fidelity SelectCo, LLC ("SelectCo"), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the

Investment Advisers Act of 1940. FMR LLC's beneficial ownership includes 64 shares beneficially owned through Strategic Advisers, Inc., a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Members of the family of Mr. Edward C. Johnson, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Mr. Johnson, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Mr. Johnson and FMR LLC, through its control of Fidelity, have sole dispositive power over 19,180,199 and 262,645 shares held by Fidelity and SelectCo, respectively. Mr. Johnson and FMR LLC, through its control of PGALLC and PGATC, each have sole dispositive and voting power over 206,556 and 227,569 shares held by PGALLC and PGATC, respectively. The address for each of FRM LLC, Fidelity and Strategic Advisers, Inc. is 82 Devonshire Street, Boston, Massachusetts, 02109. The address for each of PGALLC and PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917. The address for SelectCo is 1225 17th Street, Suite 1100, Denver, CO 80202.
(3)    Consists of (i) 100,000 shares held by the Slootman Living Trust dated September 8, 1999, of which Mr. Slootman is a co-trustee, (ii) 20,000 shares held by the CRB Irrevocable Trust, dated August 5, 2011, of which Mr. Slootman is a co-trustee, (iii) 20,000 shares held by the TJB Irrevocable Trust, dated August 5, 2011, of which Mr. Slootman is a co-trustee, and (iv) 5,370,456 shares subject to options held by Mr. Slootman that are exercisable within 60 days of March 31, 2014, of which 1,637,614 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Slootman's cessation of service prior to vesting.
(4)    Consists of (i) 1,070,000 shares held by the Luddy Family 2011 Dynasty Trust LLC of which Mr. Luddy may be deemed to have voting and investment power, (ii) 5,486 shares held by the Frederic B. Luddy Family Trust of which Mr. Luddy is a trustee, (iii) 500,000 shares held by the Frederic B. Luddy CRT, LLC of which Mr. Luddy is the sole manager, (iv) 240,000 shares subject to options held by Mr. Luddy that are exercisable within 60 days of March 31, 2014 (v) 250,000 shares issuable upon the settlement of restricted stock units that vest within 60 days of March 31, 2014, (vi) 54,200 shares of common stock held by Mr. Luddy's spouse, (vii) 50,000 shares of common stock held by The Genta A. Luddy Revocable Trust Number One, of which Mr. Luddy's spouse is a trustee, and (viii) 7,619,939 shares of common stock held by Mr. Luddy.
(5)    Consists of (i) 884,044 shares subject to options held by Mr. Scarpelli that are exercisable within 60 days of March 31, 2014, of which 430,951 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Scarpelli's cessation of service prior to vesting, and (ii) 131,427 shares of common stock held by Mr. Scarpelli.
(6)    Consists of (i) 707,078 shares subject to options held by Mr. Schneider that are exercisable within 60 days of March 31, 2014, of which 439,505 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Schneider's cessation of service prior to vesting, (ii) 190 shares held by Schneider 2001 Living Trust of which Mr. Schneider is a Trustee; and (iii) 33,742 shares of common stock held by Mr. Schneider.
(7)    Consists of (i) 486,250 shares subject to options held by Mr. McGee that are exercisable within 60 days of March 31, 2014, of which 375,000 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. McGee's cessation of service prior to vesting, and (ii) 34,758 shares of common stock held by Mr. McGee.
(8)    Consists of (i) 33,333 shares subject to options held by Mr. Barber that are exercisable within 60 days of March 31, 2014, (ii) 714,389 shares held by Mr. Barber and (iii) 135,456 shares held by irrevocable family trusts for which Mr. Barber may be deemed to control investment decisions, one or more beneficiaries of which is an immediate family member of Mr. Barber. Mr. Barber disclaims beneficial ownership of the shares held by the trusts referred to in clause (iii).  Mr. Barber's principal address is 100 International Drive, Suite 19100, Baltimore, Maryland 21202.
(9)    Consists of (i) 475 shares held by the Codd Revocable Trust of which Mr. Codd is grantor, trustee and beneficiary, (ii) 150,000 shares subject to options held by Mr. Codd that are exercisable within 60 days of March 31, 2014, 87,500 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Codd's cessation of service prior to vesting, and (iii) 17,400 shares of common stock held by Mr. Codd.
(10)    Consists of 2,357 shares subject to the options held by Mr. Giancarlo that are exercisable within 60 days of March 31, 2014.
(11)    Consists of (i) 33,333 shares subject to the options held by Mr. Leone that are exercisable within 60 days of March 31, 2014, (ii) 651,717 shares held by the Leone-Perkins Family Trust of which Mr. Leone is a trustee, and (iii) 686,165 shares held by Kids' Fund III, a Delaware Multiple Series Limited Partnership of which Mr. Leone is a general partner.
(12)    Consists of 160,000 shares held by the Miller Living Trust, dated 7/7/85, of which Mr. Miller is co-trustee, of which

37,500 are unvested and would be subject to a right of repurchase in our favor upon Mr. Miller's cessation of service prior to vesting.
(13)    Consists of (i) 33,333 shares subject to the options held by Mr. Noell that are exercisable within 60 days of March 31, 2014, (ii) 519,867 shares held by Mr. Noell and (iii) 43,388 shares held by irrevocable family trusts for which Mr. Noell may be deemed to control investment decisions, one or more beneficiaries of which is an immediate family member of Mr. Noell. Mr. Noell disclaims beneficial ownership of the shares held by the trusts referred to in clause (iii).  Mr. Noell's principal address is 100 International Drive, Suite 19100, Baltimore, Maryland 21202.
(14)    Consists of 180,000 shares subject to options held by Mr. Strauss that are exercisable within 60 days of March 31, 2014, of which 37,500 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Strauss' cessation of service prior to vesting.
(15)    Consists of (i) 12,568,599 shares of common stock, (ii) 8,120,184 shares of common stock subject to options that are exercisable within 60 days of March 31, 2014, and (iii) 250,000 shares of common stock issuable upon the settlement of restricted stock units that vest within 60 days of March 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information about our common stock that may be issued upon the exercise or settlement of stock options, RSU awards and rights under all of our existing equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Column b) ($) (2)	Number of securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (Column c) (3)
Equity compensation plans approved by security holders	28,826,883	9.06	18,719,234
Equity compensation plans not approved by security holders	—	—	—
Total	28,826,883	9.06	18,719,234

(1)This number includes 19,707,341 stock options outstanding and 772,983 RSU awards issued and outstanding under our 2005 Stock Plan and 3,692,033 stock options outstanding and 4,654,526 RSU awards issued and outstanding under our 2012 Equity Incentive Plan. This number excludes purchase rights accruing under our 2012 Employee Stock Purchase Plan.

(2)	The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSU awards have no exercise price.
(3) Represents 13,169,316 shares remaining available for future issuance under our 2012 Equity Incentive Plan and 5,549,918 shares remaining available for future issuance under our 2012 Employee Stock Purchase Plan. In addition, the number of shares reserved for issuance under our 2012 Equity Incentive Plan will increase automatically on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of the common stock outstanding on December 31 of the preceding year as determined by the board of directors. Similarly, the number of shares reserved for issuance under our 2012 Employee Stock Purchase Plan will increase automatically on January 1 of each year, from January 1, 2013 through January 1, 2022, by up to 1% of the total number of shares of the common stock outstanding on December 31 of the preceding year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Parties, Founders and Control Persons

In addition to the executive officer and director compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since January 1, 2013 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest or such other persons as may be required to be disclosed pursuant to Item 404 of Regulation S-K, which we refer collectively refer to as related parties.

Relationship with Wellington Management Company, LLP

Wellington Management Company, LLP has been a customer of ServiceNow since 2009 and made payments to ServiceNow of $457,603 in 2013. Our agreement with Wellington Management Company LLP was negotiated in the ordinary course of business and represents an arm's length transaction. Wellington Management Company, LLP reported that it was the beneficial owner of 5% or more of the outstanding shares of our common stock during 2013. As of December 31, 2013, Wellington Management Company, LLP reported that it is no longer the beneficial owner of 5% of more of the outstanding shares of our common stock.

Relationship with T. Rowe Price Associates, Inc.

T. Rowe Price Associates, Inc. has been a customer of ServiceNow since 2012 and made payments to ServiceNow of $366,893 in 2013. Our agreement with T. Rowe Price Associates, Inc. was negotiated in the ordinary course of business and represents an arm's length transaction. T. Rowe Price Associates, Inc. reported that it was the beneficial owner of 5% or more of the outstanding shares of our common stock during 2013 and as of December 31, 2013.

Review, Approval or Ratification of Transactions with Related Parties

The charter of the audit committee requires that any transaction with a related party that must be reported under applicable rules of the SEC, other than compensation related matters, must be reviewed and approved or ratified by the audit committee. The audit committee has adopted a related party transactions policy to set forth the procedures for the identification, review, consideration and approval or ratification of these transactions, and a copy of such policy is posted on our website.

Independence of Directors

Our board of directors determines the independence of our directors by applying the independence principles and standards established by the New York Stock Exchange, or NYSE. Such standards provide that a director is independent only if the board affirmatively determines that the director has no direct or indirect material relationship with our company. They also specify various relationships that preclude a determination of director independence. Material relationships may include commercial, industrial, consulting, legal, accounting, charitable, family and other business, professional and personal relationships.

Applying these standards, the board annually reviews the independence of the company’s directors, taking into account all relevant facts and circumstances. In its most recent review, the board considered, among other things, the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director.

Based upon this review, our board of directors has determined that the following director nominees and members of our board of directors are currently independent as determined under the rules of the NYSE:

Paul V. Barber Ronald E. F. Codd Charles Giancarlo Douglas M. Leone	Jeffrey A. Miller Charles E. Noell III William L. Strauss

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. In accordance with standard policy, PricewaterhouseCoopers LLP periodically rotates the individuals who are responsible for ServiceNow's audit.

In addition to performing the audit of ServiceNow's consolidated financial statements, PricewaterhouseCoopers LLP provided various other services during the years ended December 31, 2013 and 2012. Our audit committee has determined that PricewaterhouseCoopers LLP's provisioning of these services, which are described below, does not impair PricewaterhouseCoopers LLP's independence from ServiceNow. The aggregate fees billed for the years ended December 31, 2013 and 2012 for each of the following categories of services are as follows:

Fees Billed to ServiceNow	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)	(in thousands)
Audit fees (1)	$2,207	$2,681
Audit related fees (2)	—	111
Tax fees (3)	80	—
All other fees	2	—
Total fees	$2,289	$2,792

(1) “Audit fees” include fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and audit fees related to accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as comfort letters related to our debt offering, consents and review of documents filed with the SEC.

(2) “Audit related fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees consist of a system implementation assurance review of the control environment prior to going live with the enterprise resource process system.

(3) “Tax fees” consists of fees billed for tax compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

No financial statements are filed with this report on Form 10-K/A.

(b) Financial Statement Schedules

No financial statements scheduled are filed with this report on Form 10-K/A.

(c) Exhibits.

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: April 25, 2014

SERVICENOW, INC.

By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x