Form 10-Q
period 2014-03-31
ServiceNow, Inc.
filed 2014-05-07
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of March 31, 2014, there were approximately 143.4 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$337,920	$366,303
Short-term investments	317,842	268,251
Accounts receivable, net	107,932	108,339
Current portion of deferred commissions	32,887	31,123
Prepaid expenses and other current assets	32,044	23,733
Total current assets	828,625	797,749
Deferred commissions, less current portion	21,575	21,318
Long-term investments	268,635	255,356
Property and equipment, net	86,200	75,560
Intangible assets, net	5,771	5,796
Goodwill	8,689	8,724
Other assets	4,766	3,973
Total assets	$1,224,261	$1,168,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,664	$7,405
Accrued expenses and other current liabilities	48,619	68,130
Current portion of deferred revenue	294,223	252,553
Total current liabilities	365,506	328,088
Deferred revenue, less current portion	14,249	14,169
Convertible senior notes, net	421,840	414,777
Other long-term liabilities	18,924	17,183
Total liabilities	820,519	774,217
Stockholders’ equity:
Common stock	143	140
Additional paid-in capital	626,382	573,791
Accumulated other comprehensive loss	(276)	(476)
Accumulated deficit	(222,507)	(179,196)
Total stockholders’ equity	403,742	394,259
Total liabilities and stockholders’ equity	$1,224,261	$1,168,476

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Subscription	$117,375	$71,558
Professional services and other	21,715	14,381
Total revenues	139,090	85,939
Cost of revenues(1):
Subscription	31,189	18,312
Professional services and other	21,925	13,996
Total cost of revenues	53,114	32,308
Gross profit	85,976	53,631
Operating expenses(1):
Sales and marketing	69,416	38,226
Research and development	31,110	16,039
General and administrative	21,631	12,279
Total operating expenses	122,157	66,544
Loss from operations	(36,181)	(12,913)
Interest and other income (expense), net	(5,963)	119
Loss before provision for income taxes	(42,144)	(12,794)
Provision for income taxes	1,167	564
Net loss	$(43,311)	$(13,358)
Net loss per share - basic and diluted	$(0.30)	$(0.10)
Weighted-average shares used to compute net loss per share - basic and diluted	142,060,025	129,782,029
Other comprehensive income (loss):
Foreign currency translation adjustments	$175	$(1,166)
Unrealized gain on investments	25	13
Tax effect	—	(33)
Other comprehensive income (loss), net of tax	200	(1,120)
Comprehensive loss	$(43,111)	$(14,478)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenues:
Subscription	$3,076	$1,794
Professional services and other	2,392	821
Sales and marketing	9,043	3,985
Research and development	7,839	3,114
General and administrative	6,879	2,332

See accompanying notes to condensed consolidated financial statements

Table of Contents
SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(43,311)	$(13,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,938	4,364
Amortization of premiums on investments	1,814	1,095
Amortization of deferred commissions	11,149	5,366
Amortization of debt discount and issuance costs	7,081	—
Stock-based compensation	29,229	12,046
Tax benefit from exercise of stock options	(940)	(1,851)
Other	507	581
Changes in operating assets and liabilities:
Accounts receivable	(27)	(2,938)
Deferred commissions	(13,232)	(9,269)
Prepaid expenses and other assets	(8,910)	3,688
Accounts payable	12,075	(1,471)
Deferred revenue	42,172	25,729
Accrued expenses and other liabilities	(21,328)	(8,959)
Net cash provided by operating activities	24,217	15,023
Cash flows from investing activities:
Purchases of property and equipment	(10,968)	(10,415)
Purchases of investments	(134,856)	(55,946)
Sale of investments	25,528	—
Maturities of investments	44,668	55,350
Restricted cash	(55)	—
Net cash used in investing activities	(75,683)	(11,011)
Cash flows from financing activities:
Offering costs paid in connection with follow-on offering	—	(698)
Proceeds from employee stock plans	22,214	21,468
Tax benefit from exercise of stock options	940	1,851
Net cash provided by financing activities	23,154	22,621
Foreign currency effect on cash and cash equivalents	(71)	(840)
Net increase (decrease) in cash and cash equivalents	(28,383)	25,793
Cash and cash equivalents at beginning of period	366,303	118,989
Cash and cash equivalents at end of period	$337,920	$144,782
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$11,088	$6,157

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair financial statement presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2013 is derived from audited financial statements as of that date, however, does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash equivalents, investments and accounts receivable. We maintain cash, cash equivalents and investments at financial institutions that management believes to have good credit ratings and represent minimal risk of loss of principal. We invest in securities issued by financial-sector firms with a minimum rating of A by Standard & Poor's and A2 by Moody's and securities issued by non-financial sector firms with a minimum rating of BBB by Standard & Poor's and Baa1 by Moody's.
Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of March 31, 2014 and December 31, 2013, there were no customers that represented more than 10% of our accounts receivable balance. During the three months ended March 31, 2014 and 2013, there were no customers that individually exceeded 10% of our revenues.

We review the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when we become aware of a specific customer’s inability to meet its financial obligation and all collection efforts are exhausted. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $1.3 million and $1.1 million, respectively.

Warranties and Indemnification

Our cloud-based service to automate enterprise IT operations is typically warranted to perform in material conformance with specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our services, including an assessment of the impact of any known service disruptions. Service level credit accrual charges are recorded against revenue. As of March 31, 2014 and December 31, 2013, the service level credit accrual was $0.7 million and $0.6 million, respectively.

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

(3)    Investments

The following is a summary of our investments (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$103,880	$11	$(14)	$103,877
Corporate notes and bonds	482,814	181	(395)	482,600
Total available-for-sale securities	$586,694	$192	$(409)	$586,477

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$124,330	$10	$(21)	$124,319
Corporate notes and bonds	399,519	129	(360)	399,288
Total available-for-sale securities	$523,849	$139	$(381)	$523,607

As of March 31, 2014, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by contractual maturity, are as follows:

March 31, 2014
Due in 1 year or less	$317,842
Due in 1 year through 3 years	268,635
Total	$586,477

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

	March 31, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$41,465	$(14)	$81,467	$(21)
Corporate notes and bonds	315,407	(395)	293,642	(360)
Total	$356,872	$(409)	$375,109	$(381)

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$85,137	$—	$—	$85,137
Money market funds	42,920	—	—	42,920
Commercial paper	—	209,863	—	209,863
Short-term investments:
Commercial paper	—	103,877	—	103,877
Corporate notes and bonds	—	213,965	—	213,965
Long-term investments:
Corporate notes and bonds	—	268,635	—	268,635
Total	$128,057	$796,340	$—	$924,397

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

(5) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2013	$8,724
Goodwill acquired	—
Foreign currency translation adjustments	(35)
Balance as of March 31, 2014	$8,689

Intangible assets consist of the following (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,774	$(1,083)	$4,691
Contracts	314	(156)	158
Non-compete agreements	33	(16)	17
Acquisition-related intangible assets	6,121	(1,255)	4,866
Other intangible assets	1,075	(170)	905
Total intangible assets	$7,196	$(1,425)	$5,771

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,783	$(723)	$5,060
Contracts	315	(104)	211
Non-compete agreements	33	(11)	22
Acquisition-related intangible assets	6,131	(838)	5,293
Other intangible assets	650	(147)	503
Total intangible assets	$6,781	$(985)	$5,796

Amortization expense for intangible assets for the three months ended March 31, 2014 and 2013 was approximately $440,000 and $23,000, respectively.

(6)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Computer equipment and software	$102,895	$90,617
Furniture and fixtures	14,400	13,751
Leasehold improvements	8,978	8,371
Construction in progress	3,516	928
	129,789	113,667
Less: Accumulated depreciation	(43,589)	(38,107)
Total property and equipment, net	$86,200	$75,560

Construction in progress consists primarily of in-process software development costs and leasehold improvements. Depreciation expense for the three months ended March 31, 2014 and 2013 was $7.5 million and $4.3 million, respectively.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Taxes payable	$4,202	$4,187
Bonuses and commissions	16,311	22,322
Accrued compensation	11,910	16,610
Other employee expenses	10,043	11,926
Other	6,153	13,085
Total accrued expenses and other current liabilities	$48,619	$68,130

(8)    Convertible Senior Notes
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

On or after July 1, 2018, a holder may convert all or any portion of its notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component of the Notes in stockholders’ equity. The Notes consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(153,160)	(160,223)
Net carrying amount	$421,840	$414,777

We consider the fair value of the Notes at March 31, 2014 and December 31, 2013 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and interest rate. Based on the closing price of our common stock of $59.92 and $56.01 on March 31, 2014 and December 31, 2013, respectively, the if-converted value of the Notes was less than its principal amount.

As of March 31, 2014, the remaining life of the Notes is 55 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

Three months ended March 31, 2014
Amortization of debt issuance cost	$380
Amortization of debt discount	6,701
Total	$7,081
Effective interest rate of the liability component	6.5%

No interest expense related to the Notes was recognized for the three months ended March 31, 2013.

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions (the "Note Hedge") with respect to our common stock concurrent with the issuance of the Notes. The Note Hedge covers approximately 7.8 million shares of our common stock at a strike price per share that corresponds to the initial conversion price of the Notes, subject to adjustment, and is exercisable upon conversion of the Notes. We paid an aggregate amount of $135.8 million for the Note Hedge. The Note Hedge will expire upon maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes.

Warrants

Separately, we entered into warrant transactions (the “Warrants”) whereby we sold warrants to acquire up to 7.8 million shares of our common stock, at a strike price of $107.46 per share, subject to adjustment. We received aggregate proceeds of $84.5 million from the sale of the Warrants. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our earnings per share. The Warrants are separate transactions and are not remeasured through earnings each reporting period. The Warrants are not part of the Notes or the Note Hedge, and have been accounted for as part of additional paid-in capital.

(9)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Foreign currency translation adjustment	$(59)	$(234)
Net unrealized loss on investments	(217)	(242)
Accumulated other comprehensive loss, net of tax	$(276)	$(476)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(10)    Stockholders' Equity

We were authorized to issue 600,000,000 shares of common stock as of March 31, 2014. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2014, we had 143,433,099 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

March 31, 2014
Stock option plans:
Options outstanding	20,931,056
RSUs	8,002,246
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	17,227,691
2012 Employee Stock Purchase Plan(1)	6,727,906
Total reserved shares of common stock for future issuance	52,888,899

(1)	Refer to Note 11 for a description of these plans.

During the three months ended March 31, 2014 and 2013, we issued a total of 3,078,494 shares and 6,527,072 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

(11)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants.

Our 2012 Equity Incentive Plan, or 2012 Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2014, 7,017,730 shares of common stock were automatically added to the 2012 Plan pursuant to the provision described in the preceding sentence.

Our 2012 Employee Stock Purchase Plan, or 2012 ESPP, authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. On January 1, 2014, 1,403,546 shares of common stock were automatically added to the 2012 ESPP pursuant to the provision described in the preceding sentence.

Stock Options

A summary of the stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	23,399,374	$9.07
Granted	221,480	65.37
Exercised	(2,454,203)	5.47		$145,896
Canceled	(235,595)	22.21
Outstanding at March 31, 2014	20,931,056	$9.93	7.52	$1,047,622
Vested and expected to vest as of March 31, 2014	20,506,488	$9.75	7.51	$1,028,819
Vested and exercisable as of March 31, 2014	8,738,620	$4.85	7.02	$481,206

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $31.72 for the three months ended March 31, 2014. The total fair value of shares vested was $8.1 million for the three months ended March 31, 2014.

As of March 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $70.6 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2014 was 2.56 years.

 RSUs

 Activity with respect to outstanding RSUs for the three months ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2013	5,427,509	$34.02
Granted	3,148,839	65.48
Vested	(651,297)	22.25	$43,533
Forfeited	(172,805)	38.57
Non-vested and outstanding at March 31, 2014	7,752,246	$47.69	$479,495
Expected to vest as of March 31, 2014	7,230,337		$433,242

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of March 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $317.2 million and the weighted-average remaining vesting period was 3.51 years.

In the three months ended March 31, 2014, we issued restricted stock units with both service and performance-based vesting criteria to certain executives. These restricted stock units will be eligible to vest based on our attainment of the 2014 financial performance goal as well as each executive's continued employment through the vesting date. In order to earn the restricted stock units, the low end of the predetermined goal must be met. The number of restricted stock units to be earned will range from 0% to 200% of the target awards based on the actual level of achievement of the financial performance goal. Shares earned will vest in four quarterly increments from February 2016 contingent on the continuous employment of each executive. We recognize stock-based compensation expense associated with these awards on a graded vesting basis over the vesting period, after assessing the probability of achieving the 2014 financial performance goal. As of March 31, 2014, we estimated 114.5% of target awards will be earned. As actual results are achieved, the probability assessment is updated and stock-based compensation expense is adjusted accordingly.

(12)    Net Loss Per Share

The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(43,311)	$(13,358)
Denominator:
Weighted-average shares outstanding—basic and diluted	142,060,025	129,782,029
Net loss per share:
Basic	$(0.30)	$(0.10)
Diluted	$(0.30)	$(0.10)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	March 31,
	2014	2013
Common stock options	20,931,056	30,454,754
Restricted stock units	7,752,246	3,430,343
Common stock subject to repurchase	65,925	188,186
ESPP obligations	199,591	265,173
Convertible senior notes	7,783,023	—
Warrants related to the issuance of convertible senior notes	7,783,023	—
Total potentially dilutive securities	44,514,864	34,338,456

(13)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate for the three months ended March 31, 2014 and three months ended March 31, 2013 was (3)% and (4)%, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from U.S. operations, a foreign tax rate differential, and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes.

We are subject to taxation in the United States and foreign jurisdictions.  As of March 31, 2014, our tax years of 2005 to 2013 remain subject to examination in most jurisdictions. We are currently under examination by the U.S. Internal Revenue Service for the June 30, 2011 and December 31, 2011 tax years.

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

(14)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

(15)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues by geography:
North America (1)	$94,964	$60,145
EMEA (2)	36,306	20,304
Asia Pacific and other	7,820	5,490
Total revenues	$139,090	$85,939

Long-lived assets by geographic area were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Long-lived assets:
North America	$56,594	$52,937
EMEA(2)	18,416	18,017
Asia Pacific and other	11,190	4,606
Total long-lived assets	$86,200	$75,560

(1) Revenues attributed to the United States were approximately 94% of North America revenues for the three months ended March 31, 2014 and 2013.

(2) Europe, the Middle East and Africa

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in the form 10-K dated as of, and filed with the Securities and Exchange Commission, or the SEC, on February 28, 2014 (File No.

001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Many customers initially subscribe to our services to solve a specific and immediate problem. Once that problem is solved, many of our customers deploy additional applications as they become more familiar with our services and apply them to new IT processes. In addition, many customers either repurpose our IT applications or build custom applications that automate various processes for business uses outside of IT such as human resources, facilities and quality control management. A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 2,103 as of March 31, 2014 from 1,269 as of March 31, 2013.

Key Factors Affecting Our Performance

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annual contract value of upsells signed during the period, net of any decreases in annual contract value of renewals during the period, divided by our total annual contract value signed during the period. Annual contract value is equal to the first 12 months of expected subscription revenues under a contract. The upsell rate was 34% and 33% for the three months ended March 31, 2014 and 2013, respectively. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers and are also derived from the addition of other subscription services.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from lost customers, divided by the total annual contract value from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. In certain instances, when a customer informs us of their intent not to renew in a period prior to the expiration of their contract, we record the customer as lost immediately in our renewal rate calculation. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's annual contract value, we may deem the renewal as a lost customer. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 97% and 96% for the three months ended March 31, 2014 and 2013, respectively.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that has contracted for a separate production instance of our services is counted as a separate customer. As of March 31, 2014 and 2013, our total customer count was 2,195 and 1,640, respectively.

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

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription period. In addition, we offer three separately priced enabling technologies: Discovery, Orchestration and Performance Analytics. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our average initial contract term was approximately 36 months for the three months ended March 31, 2014 and 32 months for the three months ended March 31, 2013. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties typically ranging from 5% to 15% of the first year’s annual contract value. These fees are included in sales and marketing expense.

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Our pricing for professional services are primarily on a time-and-materials basis. We generally invoice our professional services monthly in arrears based on actual hours and expenses incurred. Other revenues include primarily fees from customer training delivered on-site or publicly available classes, royalties from licensing training materials, attendance and sponsorship fees for our annual Knowledge user conference and other customer forums. Typical payment terms require our customers to pay us within 30 days of invoice.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid to third-party vendors are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 15% and 18% in the three months ended March 31, 2014 and 2013, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2014 and 2013. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Subscription	$117,375	$71,558
Professional services and other	21,715	14,381
Total revenues	139,090	85,939
Cost of revenues(1):
Subscription	31,189	18,312
Professional services and other	21,925	13,996
Total cost of revenues	53,114	32,308
Gross profit	85,976	53,631
Operating expenses(1):
Sales and marketing	69,416	38,226
Research and development	31,110	16,039
General and administrative	21,631	12,279
Total operating expenses	122,157	66,544
Loss from operations	(36,181)	(12,913)
Interest and other income (expense), net	(5,963)	119
Loss before provision for income taxes	(42,144)	(12,794)
Provision for income taxes	1,167	564
Net loss	$(43,311)	$(13,358)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenues:
Subscription	$3,076	$1,794
Professional services and other	2,392	821
Sales and marketing	9,043	3,985
Research and development	7,839	3,114
General and administrative	6,879	2,332

	Three Months Ended March 31,
	2014	2013
Revenues:
Subscription	84%	83%
Professional services and other	16	17
Total revenues	100	100
Cost of revenues:
Subscription	22	21
Professional services and other	16	16
Total cost of revenues	38	37
Gross profit	62	63
Operating expenses:
Sales and marketing	50	44
Research and development	22	19
General and administrative	16	15
Total operating expenses	88	78
Loss from operations	(26)	(15)
Interest and other income, net	(4)	—
Loss before provision for income taxes	(30)	(15)
Provision for income taxes	1	1
Net loss	(31)%	(16)%

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues by geography
North America	$94,964	$60,145
EMEA (1)	36,306	20,304
Asia Pacific and other	7,820	5,490
Total revenues	$139,090	$85,939

(1) Europe, the Middle East and Africa

Comparison of the three months ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,		% Change
	2014	2013
	(dollars in thousands)
Revenues:
Subscription	$117,375	$71,558	64%
Professional services and other	21,715	14,381	51%
Total revenues	$139,090	$85,939	62%
Percentage of revenues:
Subscription	84%	83%
Professional services and other	16	17
Total	100%	100%

Subscription revenues increased $45.8 million during the three months ended March 31, 2014, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count. Our upsell rate and renewal rate for the trailing twelve months ending March 31, 2014 and 2013 were 32% and 96%, respectively, for both periods. Total customer count at March 31, 2014 was 2,195 compared to 1,640 at March 31, 2013, an increase of 34%. Revenues from our direct sales organization and channel partners represented 88% and 12%, respectively, for the three months ended March 31, 2014 and March 31, 2013.

Professional services and other revenues increased $7.3 million during the three months ended March 31, 2014, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base and improvements in pricing of our professional services engagements. In the three months ended June 30, 2014, we expect to recognize approximately $8.0 million in revenues from Knowledge, our annual user conference. Excluding the revenues from Knowledge, we expect professional services and other revenues to increase at a slower rate than subscription revenues as we continue to focus on strengthening and supporting our network of professional services partners. We believe excluding Knowledge revenues facilitates a more meaningful comparison between comparative periods for our professional services and other revenue and gross profit.

Our average total revenues per customer, defined as trailing four quarters' revenues divided by the average number of customers during the trailing four quarters, increased to approximately $241,000 for the three months ended March 31, 2014 compared to approximately $198,000 for the three months ended March 31, 2013.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2014	2013
	(dollars in thousands)
Cost of revenues:
Subscription	$31,189	$18,312	70%
Professional services and other	21,925	13,996	57%
Total cost of revenues	$53,114	$32,308	64%
Gross profit/(loss) percentage:
Subscription	73%	74%
Professional services and other	(1)%	3%
Total gross profit percentage	62%	63%
Gross Profit	$85,976	$53,631
Headcount (at period end)
Subscription	381	234	63%
Professional services and other	337	204	65%
Total headcount	718	438	64%

Cost of subscription revenues increased $12.9 million during the three months ended March 31, 2014, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $6.3 million in personnel-related costs excluding stock-based compensation, an increase of $1.3 million in stock-based compensation, an increase of $1.7 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $1.0 million in other overhead expenses. Hosting expenses increased $1.5 million primarily due to the expansion of our data centers.

Our subscription gross profit percentage was 73% for the three months ended March 31, 2014 compared to 74% for the three months ended March 31, 2013. We expect our subscription gross profit percentage to increase slightly for the remainder of the year as we continue to leverage the investment we have made in our existing data center infrastructure and our revenues continue to increase at a higher rate compared to the increase in cost of subscription revenues.

Cost of professional services and other revenues increased $7.9 million during the three months ended March 31, 2014 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $5.3 million in personnel-related costs excluding stock-based compensation, an increase of $1.6 million in stock-based compensation, an increase of $0.8 million in overhead expenses, and an increase of $0.4 million in outside services costs.

Our professional services and other gross profit (loss) percentage decreased to (1)% during the three months ended March 31, 2014 compared to 3% for the three months ended March 31, 2013 primarily due to increased stock-based compensation. In the three months ended June 30, 2014, we expect to recognize approximately $8.0 million in revenues from Knowledge, our annual user conference, with all expenses recorded in sales and marketing. Excluding revenues from Knowledge, we expect an increase in our professional services and other gross loss percentage for the remainder of the year primarily driven by increasing stock-based compensation and additional investment in our professional services organization.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$69,416	$38,226	82%
Percentage of revenues	50%	44%
Headcount (at period end)	730	452	62%

Sales and marketing expenses increased $31.2 million during the three months ended March 31, 2014 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $14.6 million in personnel-related costs excluding stock-based compensation, an increase of $5.1 million in stock-based compensation, an increase of $2.1 million in overhead expenses and an increase of $6.8 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 11% and 9% of subscription revenues for three months ended March 31, 2014 and 2013, respectively. Marketing program expenses, which include events, advertising and market data, increased $2.3 million during the three months ended March 31, 2014 compared to the same period in the prior year.

In the second quarter of 2014, we expect to incur sales and marketing expenses of approximately $15.0 million related to Knowledge, our annual user conference. Excluding the charges related to Knowledge, we expect sales and marketing expenses to increase for the remainder of the year, in absolute dollar terms, but to decrease as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events. Excluding the charges from Knowledge makes it easier to compare our sales and marketing expenses in the three months ended March 31, 2014 with our sales and marketing expenses in other quarters.

Research and Development

	Three Months Ended March 31,		% Change
	2014	2013
	(dollars in thousands)
Research and development	$31,110	$16,039	94%
Percentage of revenues	22%	19%
Headcount (at period end)	410	231	77%

Research and development expenses increased $15.1 million during the three months ended March 31, 2014 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $8.0 million in personnel-related costs excluding stock-based compensation, an increase of $4.7 million in stock-based compensation and an increase of $1.7 million in overhead expenses.

We expect research and development expenses to increase for the remainder of the year, in absolute dollar terms, but to remain relatively flat as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2014	2013
	(dollars in thousands)
General and administrative	$21,631	$12,279	76%
Percentage of revenues	16%	15%
Headcount (at period end)	245	148	66%

General and administrative expenses increased $9.4 million during the three months ended March 31, 2014 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $3.7 million in personnel-related costs excluding stock-based compensation, an increase of $4.5 million in stock-based compensation and an increase of $1.0 million in overhead expenses.

We expect general and administrative expenses to increase for the remainder of the year, in absolute dollar terms, but to decrease slightly as a percentage of total revenues as we continue to leverage the costs of being a public company.

Interest and Other Income (Expense), net

	Three Months Ended March 31,		% Change
	2014	2013
	(dollars in thousands)
Interest and other income (expense), net	$(5,963)	$119	NM
Percentage of revenues	(4)%	—%

Interest and other income (expense), net, decreased $6.1 million during the three months ended March 31, 2014 compared to the same period in the prior year, primarily due to $7.1 million in amortization expense of debt discount and issuance costs related to our convertible senior notes (the "Notes") issued in November 2013, partially offset by a gain from foreign currency transactions and increased interest income. We had a foreign currency transaction gain of $0.5 million for the three months ended March 31, 2014 compared to a loss of $0.1 million for the three months ended March 31, 2013, primarily due to the weakening of the Euro against other major currencies. Interest income increased $0.5 million due to the higher investment balances during the three months ended March 31, 2014 compared to the same period in the prior year.

Our expanding international operations will continue to increase our exposure to currency risks, though we cannot presently predict the impact of this exposure on our consolidated financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we are conducting an ongoing evaluation of the costs and benefits of initiating such a program and may hedge selected significant transactions denominated in currencies other than the U.S. dollar in the future.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2014	2013
	(dollars in thousands)
Loss before income taxes	$(42,144)	$(12,794)	229%
Provision for income taxes	1,167	564	107%
Effective tax rate	(3)%	(4)%

Our effective tax rate changed to (3)% for the three months ended March 31, 2014 compared to (4)% for the three months ended March 31, 2013 due to a higher loss from U.S. operations, a higher proportion of earnings in foreign taxable jurisdictions, and increase in non-deductible stock-based compensation expense.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign operations, we expect our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. We consider the earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$24,217	$15,023
Net cash used in investing activities	(75,683)	(11,011)
Net cash provided by financing activities	23,154	22,621
Net increase/(decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	(28,383)	25,793

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2014, we had $655.8 million in cash and cash equivalents and short-term investments, of which $47.2 million represented cash located outside the United States. In addition, we had $268.6 million in long-term investments which provide additional capital resources.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets and investments in office facilities to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond 12 months will depend on our growth, operating results, cash utilized for acquisitions, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of net income adjusted for certain non-cash items, including depreciation and amortization, amortization of issuance cost and debt discount, stock-based compensation, tax benefits from employee stock plans and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $24.2 million for the three months ended March 31, 2014 compared to $15.0 million for the three months ended March 31, 2013. The increase in operating cash flow was primarily due to the increased net income after adjusting for the non-cash activities and favorable impacts of changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased by $15.4 million due to increased sales for the three months ended March 31, 2014. The increase was offset by a decrease of $11.4 million in net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses due to the growth of our business and increased headcount of 66% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

 Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $75.7 million compared to $11.0 million for the three months ended March 31, 2013. The increase in cash used in investing activities was mainly due to increases in the net purchases of investments of $64.1 million and capital expenditures of $0.6 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $23.2 million compared to $22.6 million for the three months ended March 31, 2013. The increase in cash provided by financing activities was primarily due to $0.7 million of the offering cost paid in connection with the following-on offering in the prior year and offset by $0.2 million decrease in proceeds from employee stock plans and related tax benefits.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 28, 2014.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in internal control over financial reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From three months ended March 31, 2009 to the three months ended March 31, 2014, our revenues grew from $5.2 million to $139.1 million. We expect that our revenue growth rate will decline. We also expect our costs to increase in future periods as we continue to invest in our growth. These investments may not result in increased revenues or growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

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

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From March 31, 2013 to March 31, 2014, our sales and marketing organization increased from 452 to 730 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 32% of our total revenues for three months ended March 31, 2014, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

We generally recognize revenues from customers ratably over the terms of their subscriptions, which on average for initial contracts entered into during the three months ended March 31, 2014 is approximately 36 months, although terms can range from 12 to 120 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

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

As of March 31, 2014, we and our subsidiaries had $421.8 million in consolidated indebtedness pursuant to these Notes, and our subsidiaries had $127.5 million of liabilities (including trade payables, accruals and deferred revenue but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $71.80 through March 31, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of March 31, 2014, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 14% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

SERVICENOW, INC.

Date: May 7, 2014	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 7, 2014	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)