Form 10-Q
period 2014-06-30
ServiceNow, Inc.
filed 2014-08-07
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of July 31, 2014, there were approximately 145.7 million shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$329,275	$366,303
Short-term investments	348,205	268,251
Accounts receivable, net	109,246	108,339
Current portion of deferred commissions	34,105	31,123
Prepaid expenses and other current assets	23,828	23,733
Total current assets	844,659	797,749
Deferred commissions, less current portion	22,484	21,318
Long-term investments	279,580	255,356
Property and equipment, net	96,483	75,560
Intangible assets, net	5,290	5,796
Goodwill	8,622	8,724
Other assets	5,125	3,973
Total assets	$1,262,243	$1,168,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,463	$7,405
Accrued expenses and other current liabilities	64,297	68,130
Current portion of deferred revenue	316,287	252,553
Total current liabilities	403,047	328,088
Deferred revenue, less current portion	12,565	14,169
Convertible senior notes, net	429,025	414,777
Other long-term liabilities	19,489	17,183
Total liabilities	864,126	774,217
Stockholders’ equity:
Common stock	145	140
Additional paid-in capital	670,242	573,791
Accumulated other comprehensive income (loss)	600	(476)
Accumulated deficit	(272,870)	(179,196)
Total stockholders’ equity	398,117	394,259
Total liabilities and stockholders’ equity	$1,262,243	$1,168,476

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Subscription	$132,724	$80,376	$250,099	$151,934
Professional services and other	34,033	21,846	55,748	36,227
Total revenues	166,757	102,222	305,847	188,161
Cost of revenues(1):
Subscription	33,243	20,219	64,432	38,531
Professional services and other	25,695	15,779	47,620	29,775
Total cost of revenues	58,938	35,998	112,052	68,306
Gross profit	107,819	66,224	193,795	119,855
Operating expenses(1):
Sales and marketing	91,937	52,291	161,353	90,517
Research and development	35,439	17,951	66,549	33,990
General and administrative	24,914	15,325	46,545	27,604
Total operating expenses	152,290	85,567	274,447	152,111
Loss from operations	(44,471)	(19,343)	(80,652)	(32,256)
Interest and other income (expense), net	(5,231)	(1,323)	(11,194)	(1,204)
Loss before provision for income taxes	(49,702)	(20,666)	(91,846)	(33,460)
Provision for income taxes	661	739	1,828	1,303
Net loss	$(50,363)	$(21,405)	$(93,674)	$(34,763)
Net loss per share - basic and diluted	$(0.35)	$(0.16)	$(0.65)	$(0.26)
Weighted-average shares used to compute net loss per share - basic and diluted	144,456,675	134,454,085	143,267,181	132,298,095
Other comprehensive income (loss):
Foreign currency translation adjustments	$511	$(201)	$686	$(1,367)
Unrealized gain (loss) on investments	365	(475)	390	(429)
Other comprehensive income (loss), net of tax	876	(676)	1,076	(1,796)
Comprehensive loss	$(49,487)	$(22,081)	$(92,598)	$(36,559)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues:
Subscription	$3,825	$1,996	$6,901	$3,790
Professional services and other	3,224	1,065	5,616	1,886
Sales and marketing	12,383	4,822	21,426	8,807
Research and development	10,452	3,715	18,291	6,829
General and administrative	7,720	3,230	14,599	5,562

See accompanying notes to condensed consolidated financial statements

Table of Contents
SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(93,674)	$(34,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,630	9,703
Amortization of premiums on investments	3,859	2,233
Amortization of deferred commissions	23,635	11,997
Amortization of debt discount and issuance costs	14,283	—
Stock-based compensation	66,833	26,874
Tax benefit from exercise of stock options	(617)	(2,571)
Other	(1,590)	913
Changes in operating assets and liabilities:
Accounts receivable	(2,098)	(15,891)
Deferred commissions	(27,966)	(20,780)
Prepaid expenses and other assets	(1,101)	5,595
Accounts payable	10,976	(125)
Deferred revenue	63,312	40,574
Accrued expenses and other liabilities	(6,206)	1,000
Net cash provided by operating activities	66,276	24,759
Cash flows from investing activities:
Purchases of property and equipment	(27,405)	(22,235)
Purchases of investments	(241,312)	(184,763)
Sale of investments	68,893	43,298
Maturities of investments	67,168	107,451
Restricted cash	(55)	(163)
Net cash used in investing activities	(132,711)	(56,412)
Cash flows from financing activities:
Offering costs paid in connection with follow-on offering	—	(698)
Proceeds from employee stock plans	28,811	31,830
Tax benefit from exercise of stock options	617	2,571
Net cash provided by financing activities	29,428	33,703
Foreign currency effect on cash and cash equivalents	(21)	(806)
Net increase (decrease) in cash and cash equivalents	(37,028)	1,244
Cash and cash equivalents at beginning of period	366,303	118,989
Cash and cash equivalents at end of period	$329,275	$120,233
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$12,669	$5,756

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair financial statement presentation have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2013 is derived from audited financial statements as of that date, however, does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014.

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

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of June 30, 2014 and December 31, 2013, there were no customers that represented more than 10% of our accounts receivable balance. During the three and six months ended June 30, 2014 and 2013, there were no customers that individually exceeded 10% of our revenues.

We review the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when we become aware of a specific customer’s inability to meet its financial obligation and all collection efforts are exhausted. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $1.7 million and $1.1 million, respectively.

Warranties and Indemnification

Our cloud-based service to automate enterprise IT operations is typically warranted to perform in material conformance with specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our services, including an assessment of the impact of any known service disruptions. Service level credit accrual charges are recorded against revenue. As of June 30, 2014 and December 31, 2013, the service level credit accrual was $1.0 million and $0.6 million, respectively.

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

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued an update to ASC 606 Revenue from Contracts with Customers (“ASC 606”) that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This guidance will become effective for us for our interim and annual reporting periods beginning January 1, 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

(3)    Investments

The following is a summary of our investments (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$63,018	$6	$(6)	$63,018
Corporate notes, bonds and certificate of deposit	554,612	333	(187)	554,758
U.S. government agency securities	10,007	2	—	10,009
Total available-for-sale securities	$627,637	$341	$(193)	$627,785

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$124,330	$10	$(21)	$124,319
Corporate notes and bonds	399,519	129	(360)	399,288
Total available-for-sale securities	$523,849	$139	$(381)	$523,607

As of June 30, 2014, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by contractual maturity, are as follows (in thousands):

June 30, 2014
Due in 1 year or less	$348,205
Due in 1 year through 3 years	279,580
Total	$627,785

We had certain available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than 12 months. There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment types (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$31,027	$(6)	$81,467	$(21)
Corporate notes, bonds and certificate of deposit	257,839	(187)	293,642	(360)
Total	$288,866	$(193)	$375,109	$(381)

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$95,678	$—	$—	$95,678
Money market funds	103,413	—	—	103,413
Commercial paper	—	130,184	—	130,184
Short-term investments:
Commercial paper	—	63,018	—	63,018
Corporate notes, bonds and certificate of deposit	—	285,187	—	285,187
Long-term investments:
Corporate notes and bonds	—	269,570	—	269,570
U.S. government agency securities	—	10,010	—	10,010
Total	$199,091	$757,969	$—	$957,060

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

(5) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2013	$8,724
Foreign currency translation adjustments	(102)
Balance as of June 30, 2014	$8,622

Intangible assets consist of the following (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,759	$(1,440)	$4,319
Contracts	312	(207)	105
Non-compete agreements	33	(22)	11
Acquisition-related intangible assets	6,104	(1,669)	4,435
Other intangible assets	1,075	(220)	855
Total intangible assets	$7,179	$(1,889)	$5,290

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,783	$(723)	$5,060
Contracts	315	(104)	211
Non-compete agreements	33	(11)	22
Acquisition-related intangible assets	6,131	(838)	5,293
Other intangible assets	650	(147)	503
Total intangible assets	$6,781	$(985)	$5,796

Amortization expense for intangible assets for the three months ended June 30, 2014 and 2013 was approximately $468,000 and $23,000, respectively, and for the six months ended June 30, 2014 and 2013 was approximately $908,000 and $46,000, respectively.

(6)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Computer equipment and software	$116,926	$90,617
Furniture and fixtures	15,674	13,751
Leasehold improvements	14,151	8,371
Construction in progress	1,340	928
	148,091	113,667
Less: Accumulated depreciation	(51,608)	(38,107)
Total property and equipment, net	$96,483	$75,560

Construction in progress consists primarily of in-process software development costs and leasehold improvements. Depreciation expense for the three months ended June 30, 2014 and 2013 was $8.2 million and $5.3 million, respectively, and for the six months ended June 30, 2014 and 2013 was $15.7 million and $9.7 million, respectively.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Taxes payable	$3,711	$4,187
Bonuses and commissions	19,754	22,322
Accrued compensation	13,629	16,610
Other employee expenses	14,201	11,926
Other	13,002	13,085
Total accrued expenses and other current liabilities	$64,297	$68,130

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

	June 30, 2014	December 31, 2013
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(145,975)	(160,223)
Net carrying amount	$429,025	$414,777

We consider the fair value of the Notes at June 30, 2014 and December 31, 2013 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and interest rate. Based on the closing price of our common stock of $61.96 and $56.01 on June 30, 2014 and December 31, 2013, respectively, the if-converted value of the Notes was less than its principal amount.

As of June 30, 2014, the remaining life of the Notes is 52 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Amortization of debt issuance cost	$386	$766
Amortization of debt discount	6,816	13,517
Total	$7,202	$14,283
Effective interest rate of the liability component	6.5%

No interest expense related to the Notes were recognized for the three and six months ended June 30, 2013.

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

(9)    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Foreign currency translation adjustment	$452	$(234)
Net unrealized gain (loss) on investments	148	(242)
Accumulated other comprehensive income (loss), net of tax	$600	$(476)

Reclassification adjustments out of accumulated other comprehensive income (loss) into net loss were immaterial for all periods presented.

(10)    Stockholders' Equity

We were authorized to issue 600,000,000 shares of common stock as of June 30, 2014. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2014, we had 145,174,006 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

June 30, 2014
Stock option plans:
Options outstanding	19,375,640
RSUs	8,353,408
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	16,691,038
2012 Employee Stock Purchase Plan(1)	6,727,906
Total reserved shares of common stock for future issuance	51,147,992

(1)	Refer to Note 11 for a description of these plans.

During the six months ended June 30, 2014 and 2013, we issued a total of 4,825,594 shares and 9,817,230 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

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

Stock Options

A summary of the stock option activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	23,399,374	$9.07
Granted	232,048	64.82
Exercised	(3,792,101)	5.35		$209,315
Canceled	(463,681)	24.47
Outstanding at June 30, 2014	19,375,640	$10.05	7.27	$1,006,664
Vested and expected to vest as of June 30, 2014	19,089,638	$9.85	7.26	$994,766
Vested and exercisable as of June 30, 2014	9,616,984	$6.35	6.89	$534,804

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $31.48 for the six months ended June 30, 2014. The total fair value of shares vested was $21.3 million for the six months ended June 30, 2014.

As of June 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $59.1 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2014 was 2.38 years.

 RSUs

 Activity with respect to outstanding RSUs for the six months ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2013	5,427,509	$34.02
Granted	4,083,379	62.11
Vested	(807,935)	25.16	$45,691
Forfeited	(349,545)	40.76
Non-vested and outstanding at June 30, 2014	8,353,408	$48.32	$517,577
Expected to vest as of June 30, 2014	7,806,579		$483,696

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of June 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $332.4 million and the weighted-average remaining vesting period was 3.36 years.

In the six months ended June 30, 2014, we issued restricted stock units with both service and performance-based vesting criteria to certain executives. These restricted stock units will be eligible to vest based on our attainment of the 2014 financial performance goal as well as each executive's continued employment through the vesting date. In order to earn the restricted stock units, the low end of the predetermined goal must be met. The number of restricted stock units to be earned will range from 0% to 200% of the target awards based on the actual level of achievement of the financial performance goal. Shares earned will vest in four quarterly increments from February 2016 contingent on the continuous employment of each executive. We recognize stock-based compensation expense associated with these awards on a graded vesting basis over the vesting period, after assessing the probability of achieving the 2014 financial performance goal. As of June 30, 2014, we estimated 122.9% of target awards will be earned. As actual results are achieved, the probability assessment is updated and stock-based compensation expense is adjusted accordingly.

(12)    Net Loss Per Share

The following tables present the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(50,363)	$(21,405)	$(93,674)	$(34,763)
Denominator:
Weighted-average shares outstanding—basic and diluted	144,456,675	134,454,085	143,267,181	132,298,095
Net loss per share:
Basic	$(0.35)	$(0.16)	$(0.65)	$(0.26)
Diluted	$(0.35)	$(0.16)	$(0.65)	$(0.26)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	June 30,
	2014	2013
Common stock options	19,375,640	27,534,924
Restricted stock units	8,353,408	3,861,621
Common stock subject to repurchase	45,879	150,522
ESPP obligations	187,649	268,910
Convertible senior notes	7,783,023	—
Warrants related to the issuance of convertible senior notes	7,783,023	—
Total potentially dilutive securities	43,528,622	31,815,977

(13)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate for the three and six months ended June 30, 2014 was (1)% and (2)%, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from U.S. operations, a foreign tax rate differential, and non-deductible expenses arising from stock-based compensation.

Our effective tax rate for the three and six months ended June 30, 2013 was (4)%, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, a foreign tax rate differential, and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes.

We are subject to taxation in the United States and foreign jurisdictions.  As of June 30, 2014, our tax years 2005 to 2013 remain subject to examination in most jurisdictions. We are currently under examination by the Internal Revenue Service for the year ended June 30, 2011 and six months ended December 31, 2011.

There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Although the timing of the resolution, settlement, and closure of any audit is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years that remain subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

(15)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues by geography:
North America (1)	$114,261	$71,855	$209,225	$132,001
EMEA (2)	42,194	24,478	78,500	45,741
Asia Pacific and other	10,302	5,889	18,122	10,419
Total revenues	$166,757	$102,222	$305,847	$188,161

Long-lived assets by geographic area were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Long-lived assets:
North America	$61,774	$52,937
EMEA(2)	22,373	18,017
Asia Pacific and other	12,336	4,606
Total long-lived assets	$96,483	$75,560

(1) Revenues attributed to the United States were approximately 94% of North America revenues for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013.

(2) Europe, the Middle East and Africa

(16) Subsequent Event

On July 11, 2014, we completed the acquisition of a privately-held company, Neebula Systems Ltd. ("Neebula"), by acquiring all issued and outstanding common shares of Neebula for approximately $100 million in an all-cash transaction. Neebula’s flagship product, ServiceWatch, automates the discovery, mapping, and monitoring of IT-enabled enterprise services. The acquisition will expand the overall capabilities of our IT offerings. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible asset acquired	$118
Intangible assets:
Developed technology	56,200	5.5
Order backlog	600	1.5
Trade names	300	1.5
Goodwill	54,564
Net deferred tax liabilities	(11,319)
Total purchase price	$100,463

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Management believes the goodwill represents the synergies expected from expanded market opportunities when integrating Neebula technologies with our offerings. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, and identifiable intangible assets may be subject to change as additional information is received. Thus the provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable.

The results of operations of Neebula will be included in our consolidated financial statements from the date of purchase.

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

Many customers initially subscribe to our services to solve a specific and immediate problem. Once that problem is solved, many of our customers deploy additional applications as they become more familiar with our services and apply them to new IT processes. In addition, many customers either repurpose our IT applications or build custom applications that automate various processes for business uses outside of IT such as human resources, facilities and quality control management. A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 2,328 as of June 30, 2014 from 1,443 as of June 30, 2013.

Key Factors Affecting Our Performance

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annual contract value of upsells signed during the period, net of any decreases in annual contract value of renewals during the period, divided by our total annual contract value signed during the period. Annual contract value is equal to the first 12 months of expected subscription revenues under a contract. The upsell rate was 33% and 25% for the three months ended June 30, 2014 and 2013, respectively, and 34% and 28% for the six months ended June 30, 2014 and 2013, respectively. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers and are also derived from the addition of other subscription services.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from lost customers, divided by the total annual contract value from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. In certain instances, when a customer informs us of their intent not to renew in a period prior to the expiration of their contract, we record the customer as lost immediately in our renewal rate calculation. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's annual contract value, we may deem the renewal as a lost customer. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 98% and 94% for the three months ended June 30, 2014 and 2013, respectively, and 97% and 95% for the six months ended June 30, 2014 and 2013, respectively.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that has contracted for a separate production instance of our services is counted as a separate customer. As of June 30, 2014 and 2013, our total customer count was 2,364 and 1,778, respectively. Our customer count excludes customers of our recently developed product offering for mid-sized IT departments.

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

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription period. In addition, we offer three separately priced enabling technologies: Discovery, Orchestration and Performance Analytics. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our average initial contract term was approximately 32 months and 34 months for the three and six months ended June 30, 2014, respectively, and 32 months for the three and six months ended June 30, 2013. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties typically ranging from 5% to 20% of the first year’s annual contract value. These fees are included in sales and marketing expense.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid to third-party vendors are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 13% and 14% in the three months ended June 30, 2014 and 2013, respectively, and 14% and 15% in the six months ended June 30, 2014 and 2013, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2014 and 2013. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued an update to ASC 606 Revenue from Contracts with Customers (“ASC 606”) that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This guidance will become effective for us for our interim and annual reporting periods beginning January 1, 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Subscription	$132,724	$80,376	$250,099	$151,934
Professional services and other	34,033	21,846	55,748	36,227
Total revenues	166,757	102,222	305,847	188,161
Cost of revenues(1):
Subscription	33,243	20,219	64,432	38,531
Professional services and other	25,695	15,779	47,620	29,775
Total cost of revenues	58,938	35,998	112,052	68,306
Gross profit	107,819	66,224	193,795	119,855
Operating expenses(1):
Sales and marketing	91,937	52,291	161,353	90,517
Research and development	35,439	17,951	66,549	33,990
General and administrative	24,914	15,325	46,545	27,604
Total operating expenses	152,290	85,567	274,447	152,111
Loss from operations	(44,471)	(19,343)	(80,652)	(32,256)
Interest and other income (expense), net	(5,231)	(1,323)	(11,194)	(1,204)
Loss before provision for income taxes	(49,702)	(20,666)	(91,846)	(33,460)
Provision for income taxes	661	739	1,828	1,303
Net loss	$(50,363)	$(21,405)	$(93,674)	$(34,763)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues:
Subscription	$3,825	$1,996	$6,901	$3,790
Professional services and other	3,224	1,065	5,616	1,886
Sales and marketing	12,383	4,822	21,426	8,807
Research and development	10,452	3,715	18,291	6,829
General and administrative	7,720	3,230	14,599	5,562

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Subscription	80%	79%	82%	81%
Professional services and other	20	21	18	19
Total revenues	100	100	100	100
Cost of revenues:
Subscription	20	20	21	20
Professional services and other	15	15	16	16
Total cost of revenues	35	35	37	36
Gross profit	65	65	63	64
Operating expenses:
Sales and marketing	55	51	53	48
Research and development	21	18	22	18
General and administrative	15	15	15	15
Total operating expenses	91	84	90	81
Loss from operations	(26)	(19)	(26)	(17)
Interest and other income, net	(3)	(1)	(4)	(1)
Loss before provision for income taxes	(29)	(20)	(30)	(18)
Provision for income taxes	—	1	1	1
Net loss	(29)%	(21)%	(31)%	(19)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues by geography
North America	$114,261	$71,855	$209,225	$132,001
EMEA (1)	42,194	24,478	78,500	45,741
Asia Pacific and other	10,302	5,889	18,122	10,419
Total revenues	$166,757	$102,222	$305,847	$188,161

(1) Europe, the Middle East and Africa

Comparison of the three months ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Revenues:
Subscription	$132,724	$80,376	65%
Professional services and other	34,033	21,846	56%
Total revenues	$166,757	$102,222	63%
Percentage of revenues:
Subscription	80%	79%
Professional services and other	20	21
Total	100%	100%

Subscription revenues increased $52.3 million during the three months ended June 30, 2014, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count. Our upsell rate and renewal rate for the trailing twelve months ending June 30, 2014 was 33% and 97%, respectively, compared to 28% and 96%, respectively for the trailing 12 months ending June 30, 2013. Total customer count at June 30, 2014 was 2,364 compared to 1,778 at June 30, 2013, an increase of 33%. Revenues from our direct sales organization and channel partners represented 86% and 14%, respectively, for the three months ended June 30, 2014, and 89% and 11% for the three months ended June 30, 2013, respectively.

Professional services and other revenues increased $12.2 million during the three months ended June 30, 2014, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base and improvements in pricing of our professional services engagements.  In addition, revenues from our annual Knowledge user conference increased from $5.0 million for the three months ended June 30, 2013 to $8.2 million for the three months ended June 30, 2014 due to increased sponsorship and paid registration in the current year. This event is held once each year in the second quarter, and all revenues and costs associated with this event are recognized in the quarter in which the event is held. We believe excluding Knowledge revenues facilitates a more meaningful comparison between comparative periods for our professional services and other revenue and gross profit. We expect professional services and other revenues to increase at a slower rate than subscription revenues as we continue to focus on strengthening and supporting our network of professional services partners.
Our average total annual revenues per customer increased to approximately $262,000 for the three months ended June 30, 2014, compared to approximately $217,000 for the three months ended June 30, 2013. Our average total annual revenues per customer is the sum of average quarterly revenues for the trailing four quarters. We calculate average quarterly revenues per customer by dividing the quarter’s revenues by the average number of customers in the quarter.  In the second quarter 2014, we made a change to our calculation to improve the accuracy of our average revenues per customer.  We used this changed calculation for both the three months ended June 30, 2014, and the three months ended June 30, 2013.  The change in methodology increased the average annual revenues per customer that we had disclosed in a prior period for the three months ended June 30, 2013, by 4%.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Cost of revenues:
Subscription	$33,243	$20,219	64%
Professional services and other	25,695	15,779	63%
Total cost of revenues	$58,938	$35,998	64%
Gross profit/(loss) percentage:
Subscription	75%	75%
Professional services and other	24%	28%
Total gross profit percentage	65%	65%
Gross Profit	$107,819	$66,224
Headcount (at period end)
Subscription	405	266	52%
Professional services and other	370	239	55%
Total headcount	775	505	53%

Cost of subscription revenues increased $13.0 million during the three months ended June 30, 2014, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $5.8 million in personnel related costs excluding stock-based compensation, an increase of $1.8 million in stock-based compensation, an increase of $1.4 million in other overhead expenses and an increase of $1.3 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers. Hosting expenses increased $1.6 million primarily due to the expansion of our data centers.

Our subscription gross profit percentage was 75% for the three months ended June 30, 2014 and 2013. We expect our subscription gross profit percentage to range between 74% and 75% for the remainder of the year as we continue to leverage the investments we have made in our existing data center infrastructure, offset by additional amortization expense we will begin to incur in July 2014 related to developed technology from the acquisition of Neebula Systems Ltd. ("Neebula").

Cost of professional services and other revenues increased $9.9 million during the three months ended June 30, 2014 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $5.5 million in personnel related costs excluding stock-based compensation, an increase of $2.2 million in stock-based compensation, an increase of $1.1 million in outside services costs and an increase of $0.8 million in overhead expenses.

Our professional services and other gross profit percentage decreased to 24% during the three months ended June 30, 2014 compared to 28% for the three months ended June 30, 2013 primarily due to increased stock-based compensation. The decrease in gross profit percentage was partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $8.2 million in revenue, or 24 percentage points to the professional services and other gross profit percentage for the three months ended June 30, 2014. During the three months ended June 30, 2013, Knowledge contributed $5.0 million in revenue, or 22 percentage points to the professional services and other gross profit percentage. We expect a decrease in our professional services and other gross profit percentage for the remainder of the year primarily driven by increasing stock-based compensation and additional investment in our professional services organization.

Sales and Marketing

	Three Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$91,937	$52,291	76%
Percentage of revenues	55%	51%
Headcount (at period end)	806	512	57%

Sales and marketing expenses increased $39.6 million during the three months ended June 30, 2014 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $16.1 million in personnel related costs excluding stock-based compensation, an increase of $7.6 million in stock-based compensation, an increase of $1.9 million in overhead expenses and an increase of $6.3 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 11% and 10% of subscription revenues for three months ended June 30, 2014 and 2013, respectively.

In addition, expenses related to our annual Knowledge user conference increased $7.0 million, from $8.3 million for the three months ended June 30, 2013 to $15.3 million for the three months ended June 30, 2014, due to attendance increasing more than 50% year-over-year.

Excluding the charges related to Knowledge, we expect sales and marketing expenses to increase for the remainder of the year, in absolute dollar terms, but to remain relatively flat as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events. Additionally, the Neebula acquisition added 10 employees to our sales and marketing organizations. We will begin to incur expenses for these employees in July 2014. Excluding the charges from Knowledge makes it easier to compare our sales and marketing expenses in the three months ended June 30, 2014 with our sales and marketing expenses in other quarters.

Research and Development

	Three Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Research and development	$35,439	$17,951	97%
Percentage of revenues	21%	18%
Headcount (at period end)	470	251	87%

Research and development expenses increased $17.5 million during the three months ended June 30, 2014 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $8.5 million in personnel related costs excluding stock-based compensation, an increase of $6.7 million in stock-based compensation and an increase of $1.7 million in overhead expenses.

We expect research and development expenses to increase for the remainder of the year, in absolute dollar terms and to increase slightly as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform. Additionally, the Neebula acquisition added 14 employees to our research and development organization. We will begin to incur expenses for these employees in July 2014.

General and Administrative

	Three Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
General and administrative	$24,914	$15,325	63%
Percentage of revenues	15%	15%
Headcount (at period end)	277	175	58%

General and administrative expenses increased $9.6 million during the three months ended June 30, 2014 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $3.1 million in personnel related costs excluding stock-based compensation, an increase of $4.5 million in stock-based compensation and an increase of $1.0 million in overhead expenses.

We expect general and administrative expenses to remain relatively flat for the remainder of the year, in absolute dollar terms, but to decrease as a percentage of total revenues. We also expect to incur approximately $0.5M in acquisition related expenses related to Neebula in the three months ended September 31, 2014.

Interest and Other Income (Expense), net

	Three Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Interest and other income (expense), net	$(5,231)	$(1,323)	295%
Percentage of revenues	(3)%	(1)%

Interest and other income (expense), net, decreased $3.9 million during the three months ended June 30, 2014 compared to the same period in the prior year, primarily due to $7.2 million in amortization expense of debt discount and issuance costs related to our convertible senior notes (the "Notes") issued in November 2013, partially offset by a gain from foreign currency transactions and increased interest income. We had a foreign currency transaction gain of $1.2 million for the three months ended June 30, 2014 compared to a loss of $1.6 million for the three months ended June 30, 2013, primarily due to the weakening of the Euro against other major currencies. Interest income increased $0.5 million due to the higher investment balances during the three months ended June 30, 2014 compared to the same period in the prior year.

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

Provision for Income Taxes

	Three Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Loss before income taxes	$(49,702)	$(20,666)	141%
Provision for income taxes	661	739	(11)%
Effective tax rate	(1)%	(4)%

Our effective tax rate changed to (1)% for the three months ended June 30, 2014 compared to (4)% for the three months ended June 30, 2013 due to a higher loss from U.S. and foreign operations and an increase in non-deductible stock-based compensation expense.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign operations, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. We consider the earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States.

Comparison of the six months ended June 30, 2014 and 2013

Revenues

	Six Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Revenues:
Subscription	$250,099	$151,934	65%
Professional services and other	55,748	36,227	54%
Total revenues	$305,847	$188,161	63%
Percentage of revenues:
Subscription	82%	81%
Professional services and other	18	19
Total	100%	100%

Subscription revenues increased $98.2 million during the six months ended June 30, 2014, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count. Revenues from our direct sales organization and channel partners represented 87% and 13%, respectively, for the six months ended June 30, 2014 and 88% and 12% for the six months ended June 30, 2013, respectively.

Professional services and other revenues increased $19.5 million during the six months ended June 30, 2014, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base and improvements in pricing of our professional services engagements. In addition, revenues from our Knowledge conference increased from $5.0 million for the three months ended June 30, 2013 to $8.2 million for the three months ended June 30, 2014 due to increased sponsorship and paid registration in the current year.

Cost of Revenues and Gross Profit Percentage

	Six Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Cost of revenues:
Subscription	$64,432	$38,531	67%
Professional services and other	47,620	29,775	60%
Total cost of revenues	$112,052	$68,306	64%
Gross profit/(loss) percentage:
Subscription	74%	75%
Professional services and other	15%	18%
Total gross profit percentage	63%	64%
Gross Profit	$193,795	$119,855
Headcount (at period end)
Subscription	405	266	52%
Professional services and other	370	239	55%
Total headcount	775	505	53%

Cost of subscription revenues increased $25.9 million during the six months ended June 30, 2014, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $12.0 million in personnel related costs excluding stock-based compensation, an increase of $3.1 million in stock-based compensation, an increase of $3.0 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $2.4 million in other overhead expenses. Hosting expenses increased $3.1 million primarily due to the expansion of our data centers.

Our subscription gross profit percentage was 74% for the six months ended June 30, 2014 compared to 75% for the six months ended June 30, 2013.

Cost of professional services and other revenues increased $17.8 million during the six months ended June 30, 2014 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $10.8 million in personnel related costs excluding stock-based compensation, an increase of $3.7 million in stock-based compensation, an increase of $1.6 million in overhead expenses, and an increase of $1.6 million in outside services costs.

Our professional services and other gross profit percentage decreased to 15% during the six months ended June 30, 2014 compared to 18% for the six months ended June 30, 2013 primarily due to increased stock-based compensation. The decrease in gross profit percentage was partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $8.2 million in revenue, or 15 percentage points to the professional services and other gross profit percentage for the six months ended June 30, 2014. During the six months ended June 30, 2013, Knowledge contributed $5.0 million in revenue, or 13 percentage points to the professional services and other gross profit percentage.

Sales and Marketing

	Six Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$161,353	$90,517	78%
Percentage of revenues	53%	48%
Headcount (at period end)	806	512	57%

Sales and marketing expenses increased $70.8 million during the six months ended June 30, 2014 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $30.8 million in personnel related costs excluding stock-based compensation, an increase of $12.6 million in stock-based compensation, an increase of $4.1 million in overhead expenses and an increase of $13.1 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 11% and 9% of subscription revenues for six months ended June 30, 2014 and 2013, respectively.

In addition, expenses related to our annual Knowledge user conference increased $7.0 million, from $8.3 million for the six months ended June 30, 2013 to $15.3 million for the six months ended June 30, 2014, due to an increase in attendance of more than 50% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $2.6 million during the six months ended June 30, 2014 compared to the same period in the prior year.

Research and Development

	Six Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Research and development	$66,549	$33,990	96%
Percentage of revenues	22%	18%
Headcount (at period end)	470	251	87%

Research and development expenses increased $32.6 million during the six months ended June 30, 2014 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $16.5 million in personnel related costs excluding stock-based compensation, an increase of $11.5 million in stock-based compensation and an increase of $3.4 million in overhead expenses.

General and Administrative

	Six Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
General and administrative	$46,545	$27,604	69%
Percentage of revenues	15%	15%
Headcount (at period end)	277	175	58%

General and administrative expenses increased $18.9 million during the six months ended June 30, 2014 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $6.8 million in personnel related costs excluding stock-based compensation, an increase of $9.0 million in stock-based compensation and an increase of $1.9 million in overhead expenses.

Interest and Other Income (Expense), net

	Six Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Interest and other income (expense), net	$(11,194)	$(1,204)	830%
Percentage of revenues	(4)%	(1)%

Interest and other income (expense), net, decreased $10.0 million during the six months ended June 30, 2014 compared to the same period in the prior year, primarily due to $14.3 million in amortization expense of debt discount and issuance costs related to our convertible senior notes (the "Notes") issued in November 2013, partially offset by a gain from foreign currency transactions and increased interest income. We had a foreign currency transaction gain of $1.7 million for the six months ended June 30, 2014 compared to a loss of $1.7 million for the six months ended June 30, 2013, primarily due to the weakening of the Euro against other major currencies. Interest income increased $1.0 million due to the higher investment balances during the six months ended June 30, 2014 compared to the same period in the prior year.

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

Provision for Income Taxes

	Six Months Ended June 30,		% Change
	2014	2013
	(dollars in thousands)
Loss before income taxes	$(91,846)	$(33,460)	174%
Provision for income taxes	1,828	1,303	40%
Effective tax rate	(2)%	(4)%

Our effective tax rate changed to (2)% for the six months ended June 30, 2014 compared to (4)% for the six months ended June 30, 2013 due to a higher loss from U.S. and foreign operations, a higher proportion of earnings in foreign taxable jurisdictions, and an increase in non-deductible stock-based compensation expense.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$66,276	$24,759
Net cash used in investing activities	(132,711)	(56,412)
Net cash provided by financing activities	29,428	33,703
Net increase/(decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	(37,028)	1,244

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of June 30, 2014, we had $677.5 million in cash and cash equivalents and short-term investments, of which $59.1 million represented cash located outside the United States. In addition, we had $279.6 million in long-term investments which provide additional capital resources.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets and investments in office facilities to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond 12 months will depend on our growth, operating results, cash utilized for acquisitions and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of our net income adjusted for certain non-cash items, including depreciation and amortization, amortization of issuance cost and debt discount, stock-based compensation, tax benefits from employee stock plans and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $66.3 million for the six months ended June 30, 2014 compared to $24.8 million for the six months ended June 30, 2013. The increase in operating cash flow was primarily due to the increased net income after adjusting for the non-cash activities and favorable impact of changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased by $29.3 million due to increased sales for the six months ended June 30, 2014. The increase was offset by a decrease of $2.8 million in net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses due to the growth of our business and increased headcount of 61% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Based on current estimates, we expect the Neebula acquisition to result in a cash tax payment of approximately $11.5 million in the next quarter.

 Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $132.7 million compared to $56.4 million for the six months ended June 30, 2013. The increase in cash used in investing activities was mainly due to increases in the net purchases of investments of $71.2 million and capital expenditures of $5.2 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth. We expect net cash used in investing activities to increase in the next quarter due to approximately $100 million of cash paid in the acquisition of Neebula.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $29.4 million compared to $33.7 million for the six months ended June 30, 2013. The decrease in cash provided by financing activities was primarily due to the $5.0 million decrease in proceeds from employee stock plans and related tax benefits, offset by $0.7 million of the offering costs paid in connection with the follow-on offering in the prior year.

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

From three months ended March 31, 2009 to the three months ended June 30, 2014, our revenues grew from $5.2 million to $166.8 million. We expect that our revenue growth rate will decline. We also expect our costs to increase in future periods as we continue to invest in our growth. These investments may not result in increased revenues or growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

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

Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities. For example, in July 2014 we completed the acquisition of a privately-held company based in Israel, Neebula Systems Ltd. ("Neebula").  To succeed with this acquisition, we need to successfully retain Neebula’s key personnel and implement Neebula’s technology on the ServiceNow platform. We may experience difficulties in this integration due to differences in operations, technology and culture between ServiceNow and Neebula, and other challenges associated with operating a business in a geography in which we did not previously have substantial engineering operations and which is currently involved in regional conflicts.

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

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From June 30, 2013 to June 30, 2014, our sales and marketing organization increased from 512 to 806 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 31% and 32% of our total revenues for three and six months ended June 30, 2014, respectively, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

We generally recognize revenues from customers ratably over the terms of their subscriptions, which on average for initial contracts entered into during the three and six months ended June 30, 2014 is approximately 32 months and 34 months, respectively, although terms can range from 12 to 120 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

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

As of June 30, 2014, we and our subsidiaries had $429.0 million in consolidated indebtedness pursuant to these Notes, and our subsidiaries had $148.2 million of liabilities (including trade payables, accruals and deferred revenue but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $71.80 through June 30, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of June 30, 2014, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 13% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith
10.1	Amendment to Employment Agreement, dated April 23, 2014, between the Registrant and Frank Slootman				X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance Document.				X
101.SCH**	XBRL Taxonomy Extension Schema Document.				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: August 7, 2014	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 7, 2014	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)