Form 10-Q
period 2014-09-30
ServiceNow, Inc.
filed 2014-11-05
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of October 31, 2014, there were approximately 148.3 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$235,086	$366,303
Short-term investments	410,986	268,251
Accounts receivable, net	111,164	108,339
Current portion of deferred commissions	36,376	31,123
Prepaid expenses and other current assets	27,787	23,733
Total current assets	821,399	797,749
Deferred commissions, less current portion	25,319	21,318
Long-term investments	238,051	255,356
Property and equipment, net	96,977	75,560
Intangible assets, net	58,304	5,796
Goodwill	58,344	8,724
Other assets	6,218	3,973
Total assets	$1,304,612	$1,168,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,416	$7,405
Accrued expenses and other current liabilities	69,410	68,130
Current portion of deferred revenue	338,451	252,553
Total current liabilities	419,277	328,088
Deferred revenue, less current portion	12,344	14,169
Convertible senior notes, net	436,332	414,777
Other long-term liabilities	19,244	17,183
Total liabilities	887,197	774,217
Stockholders’ equity:
Common stock	148	140
Additional paid-in capital	737,509	573,791
Accumulated other comprehensive loss	(6,322)	(476)
Accumulated deficit	(313,920)	(179,196)
Total stockholders’ equity	417,415	394,259
Total liabilities and stockholders’ equity	$1,304,612	$1,168,476

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Subscription	$150,367	$92,992	$400,466	$244,926
Professional services and other	28,345	18,267	84,093	54,494
Total revenues	178,712	111,259	484,559	299,420
Cost of revenues(1):
Subscription	37,925	23,429	102,357	61,960
Professional services and other	28,161	18,146	75,781	47,921
Total cost of revenues	66,086	41,575	178,138	109,881
Gross profit	112,626	69,684	306,421	189,539
Operating expenses(1):
Sales and marketing	84,002	47,336	245,355	137,853
Research and development	39,683	20,819	106,232	54,809
General and administrative	23,440	16,179	69,985	43,783
Total operating expenses	147,125	84,334	421,572	236,445
Loss from operations	(34,499)	(14,650)	(115,151)	(46,906)
Interest and other income (expense), net	(5,949)	600	(17,143)	(604)
Loss before provision for income taxes	(40,448)	(14,050)	(132,294)	(47,510)
Provision for income taxes	602	663	2,430	1,966
Net loss	$(41,050)	$(14,713)	$(134,724)	$(49,476)
Net loss per share - basic and diluted	$(0.28)	$(0.11)	$(0.93)	$(0.37)
Weighted-average shares used to compute net loss per share - basic and diluted	146,335,519	137,456,531	144,239,844	134,036,466
Other comprehensive income (loss):
Foreign currency translation adjustments	$(6,710)	$758	$(6,024)	$(608)
Unrealized gain (loss) on investments	(212)	412	178	(18)
Other comprehensive income (loss), net of tax	(6,922)	1,170	(5,846)	(626)
Comprehensive loss	$(47,972)	$(13,543)	$(140,570)	$(50,102)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues:
Subscription	$3,995	$2,190	$10,896	$5,980
Professional services and other	3,572	1,209	9,188	3,095
Sales and marketing	14,956	5,945	36,382	14,752
Research and development	11,682	4,176	29,973	11,005
General and administrative	7,285	4,331	21,884	9,893

See accompanying notes to condensed consolidated financial statements

Table of Contents
SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(134,724)	$(49,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,734	16,316
Amortization of premiums on investments	6,044	3,441
Amortization of deferred commissions	36,398	19,825
Amortization of debt discount and issuance costs	21,608	—
Stock-based compensation	108,323	44,725
Tax benefit from exercise of stock options	(1,190)	(1,817)
Other	(1,973)	1,236
Changes in operating assets and liabilities:
Accounts receivable	(6,935)	(6,988)
Deferred commissions	(47,115)	(34,894)
Prepaid expenses and other assets	(2,386)	1,077
Accounts payable	3,892	(408)
Deferred revenue	92,351	54,332
Accrued expenses and other liabilities	(11,751)	(1,890)
Net cash provided by operating activities	91,276	45,479
Cash flows from investing activities:
Purchases of property and equipment	(45,499)	(39,059)
Acquisition, net of cash acquired	(99,813)	(13,330)
Purchases of investments	(360,783)	(233,444)
Sale of investments	97,807	50,403
Maturities of investments	134,618	142,456
Restricted cash	(55)	(174)
Net cash used in investing activities	(273,725)	(93,148)
Cash flows from financing activities:
Offering costs paid in connection with follow-on offering	—	(698)
Proceeds from employee stock plans	53,904	47,833
Tax benefit from exercise of stock options	1,190	1,817
Net cash provided by financing activities	55,094	48,952
Foreign currency effect on cash and cash equivalents	(3,862)	822
Net increase (decrease) in cash and cash equivalents	(131,217)	2,105
Cash and cash equivalents at beginning of period	366,303	118,989
Cash and cash equivalents at end of period	$235,086	$121,094
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$6,220	$5,360

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair financial statement presentation have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2013 is derived from audited financial statements as of that date, however, does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014.

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

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of September 30, 2014 and December 31, 2013, there were no customers that represented more than 10% of our accounts receivable balance. During the three and nine months ended September 30, 2014 and 2013, there were no customers that individually exceeded 10% of our total revenues.

We review the composition of the accounts receivable balance, historical write-off experience and the potential risk of loss associated with delinquent accounts to determine if an allowance for doubtful accounts is necessary. Individual accounts receivable are written off when we become aware of a specific customer’s inability to meet its financial obligation and all collection efforts are exhausted. As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $1.0 million and $1.1 million, respectively.

Warranties and Indemnification

Our cloud-based service to automate enterprise IT operations is typically warranted to perform in material conformance with specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our services, including an assessment of the impact of any known service disruptions. Service level credit accrual charges are recorded against revenue. As of September 30, 2014 and December 31, 2013, the service level credit accrual was $1.1 million and $0.6 million, respectively.

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

Our contractual arrangements include provisions defending customers against intellectual property and other third-party claims. We have not incurred any costs as a result of such indemnification obligations and have not recorded any liabilities related to such obligations in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an update to ASC 606 Revenue from Contracts with Customers, or ASC 606, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This guidance will become effective for us for our interim and annual reporting periods beginning January 1, 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

(3)    Investments

The following is a summary of our investments (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$20,487	$2	$(1)	$20,488
Corporate notes and bonds	548,448	220	(298)	548,370
Certificates of deposit	20,102	3	(6)	20,099
U.S. government agency securities	60,064	20	(4)	60,080
Total available-for-sale securities	$649,101	$245	$(309)	$649,037

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$124,330	$10	$(21)	$124,319
Corporate notes and bonds	399,519	129	(360)	399,288
Total available-for-sale securities	$523,849	$139	$(381)	$523,607

As of September 30, 2014, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by contractual maturity, are as follows (in thousands):

September 30, 2014
Due in 1 year or less	$410,986
Due in 1 year through 2 years	238,051
Total	$649,037

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

	September 30, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$5,992	$(1)	$81,467	$(21)
Corporate notes and bonds	265,948	(298)	293,642	(360)
Certificates of deposit	9,195	(6)	—	—
U.S. government agency securities	20,028	(4)	—	—
Total	$301,163	$(309)	$375,109	$(381)

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at September 30, 2014 (in thousands):

	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$110,110	$—	$110,110
Money market funds	81,141	—	81,141
Commercial paper	—	43,835	43,835
Short-term investments:
Commercial paper	—	20,488	20,488
Corporate notes and bonds	—	359,875	359,875
Certificates of deposit	—	16,604	16,604
U.S. government agency securities	—	14,019	14,019
Long-term investments:
Corporate notes and bonds	—	188,495	188,495
Certificates of deposit	—	3,495	3,495
U.S. government agency securities	—	46,061	46,061
Total	$191,251	$692,872	$884,123

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Level 1	Level 2	Total
Cash and cash equivalents:
Cash	$69,333	$—	$69,333
Money market funds	35,248	—	35,248
Commercial paper	—	261,722	261,722
Short-term investments:
Commercial paper	—	124,319	124,319
Corporate notes and bonds	—	143,932	143,932
Long-term investments:
Corporate notes and bonds	—	255,356	255,356
Total	$104,581	$785,329	$889,910

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

(5) Acquisition

On July 11, 2014, we completed the acquisition of a privately-held company, Neebula Systems Ltd., or Neebula, by acquiring all issued and outstanding common shares of Neebula for approximately $100 million in an all-cash transaction. Neebula’s flagship product, ServiceWatch, automates the discovery, mapping and monitoring of IT-enabled enterprise services. The acquisition will expand the overall capabilities of our IT offerings. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible asset acquired	$102
Intangible assets:
Developed technology	56,200	5.5
Order backlog	600	1.5
Trade names	300	1.5
Goodwill	53,958
Deferred tax liabilities, net (1)	(10,697)
Total purchase price	$100,463

(1) Deferred tax liabilities, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating Neebula technologies with our offerings. The goodwill balance is not deductible for U.S. income tax purposes. Acquisition-related costs of $1.2 million are primarily included in general and administrative expenses.

The results of operations of Neebula have been included in our consolidated financial statements from the date of purchase. The following pro forma consolidated financial information combines the unaudited results of operations for us and Neebula for the three and nine months ended September 30, 2014 and 2013, as if the acquisition of Neebula had occurred on January 1, 2013 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$178,736	$111,512	$485,422	$299,855
Net loss	(44,565)	(18,368)	(139,685)	(61,721)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	146,335,519	137,456,531	144,239,844	134,036,466
Net loss per share attributable to common stockholders - basic and diluted	(0.30)	(0.13)	(0.97)	(0.46)

The pro forma results as presented above are based on estimates and assumptions, which we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments primarily related to amortization of acquired intangible assets and acquisition-related costs.

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2013	$8,724
Goodwill acquired	53,958
Foreign currency translation adjustments	(4,338)
Balance as of September 30, 2014	$58,344

Intangible assets consist of the following (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$60,650	$(3,962)	$56,688
Backlog	593	(87)	506
Other acquisition-related intangible assets	614	(309)	305
Acquisition-related intangible assets	61,857	(4,358)	57,499
Other intangible assets	1,075	(270)	805
Total intangible assets	$62,932	$(4,628)	$58,304

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,783	$(723)	$5,060
Other acquisition-related intangible assets	348	(115)	233
Acquisition-related intangible assets	6,131	(838)	5,293
Other intangible assets	650	(147)	503
Total intangible assets	$6,781	$(985)	$5,796

Amortization expense for intangible assets for the three months ended September 30, 2014 and 2013 was approximately $2.8 million and $0.4 million, respectively, and for the nine months ended September 30, 2014 and 2013 was approximately $3.7 million and $0.5 million, respectively.

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Computer equipment and software	$122,398	$90,617
Furniture and fixtures	15,672	13,751
Leasehold improvements	13,978	8,371
Construction in progress	4,609	928
	156,657	113,667
Less: Accumulated depreciation	(59,680)	(38,107)
Total property and equipment, net	$96,977	$75,560

Construction in progress consists primarily of in-process software development costs and leasehold improvements. Depreciation expense for the three months ended September 30, 2014 and 2013 was $9.3 million and $6.2 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $25.0 million and $15.8 million, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Taxes payable	$3,697	$4,187
Bonuses and commissions	23,517	22,322
Accrued compensation	14,325	16,610
Other employee expenses	10,543	11,926
Other	17,328	13,085
Total accrued expenses and other current liabilities	$69,410	$68,130

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

	September 30, 2014	December 31, 2013
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(138,668)	(160,223)
Net carrying amount	$436,332	$414,777

We consider the fair value of the Notes at September 30, 2014 and December 31, 2013 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and interest rate. Based on the closing price of our common stock of $58.78 and $56.01 on September 30, 2014 and December 31, 2013, respectively, the if-converted value of the Notes was less than its principal amount.

As of September 30, 2014, the remaining life of the Notes is 49 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Amortization of debt issuance cost	$393	$1,158
Amortization of debt discount	6,932	20,450
Total	$7,325	$21,608
Effective interest rate of the liability component	6.5%

No interest expense related to the Notes was recognized for the three and nine months ended September 30, 2013.

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

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Foreign currency translation adjustment	$(6,258)	$(234)
Net unrealized loss on investments	(64)	(242)
Accumulated other comprehensive loss, net of tax	$(6,322)	$(476)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

We were authorized to issue 600,000,000 shares of common stock as of September 30, 2014. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2014, we had 147,433,125 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2014
Stock option plans:
Options outstanding	17,824,088
RSUs	9,410,497
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	15,124,772
2012 Employee Stock Purchase Plan(1)	6,529,516
Total reserved shares of common stock for future issuance	48,888,873

(1)	Refer to Note 12 for a description of these plans.

During the nine months ended September 30, 2014 and 2013, we issued a total of 7,078,520 shares and 12,369,068 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

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

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	23,399,374	$9.07
Granted	657,144	60.73
Exercised	(5,616,272)	6.34		$301,371
Canceled	(616,158)	20.06
Outstanding at September 30, 2014	17,824,088	$11.44	7.08	$845,641
Vested and expected to vest as of September 30, 2014	17,577,162	$11.18	7.06	$836,644
Vested and exercisable as of September 30, 2014	9,597,716	$6.43	6.65	$502,480

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $29.36 for the nine months ended September 30, 2014. The total fair value of shares vested was $30.0 million for the nine months ended September 30, 2014.

As of September 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $61.9 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2014 was 2.45 years.

 RSUs

A summary of RSU activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2013	5,427,509	$34.02
Granted	5,569,859	61.03
Vested	(1,046,742)	28.59	$58,932
Forfeited	(540,129)	44.16
Non-vested and outstanding at September 30, 2014	9,410,497	$50.03	$553,149
Expected to vest as of September 30, 2014	8,928,425		$524,813

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of September 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $376.7 million and the weighted-average remaining vesting period was 3.26 years.

In the nine months ended September 30, 2014, we issued restricted stock units with both service and performance-based vesting criteria to certain executives. These restricted stock units will be eligible to vest based on our attainment of the 2014 financial performance goal as well as each executive's continued employment through the vesting date. In order to earn the restricted stock units, the low end of the predetermined goal must be met. The number of restricted stock units to be earned will range from 0% to 200% of the target awards based on the actual level of achievement of the financial performance goal. Shares earned will vest in four quarterly increments from February 2016 contingent on the continuous employment of each executive. We recognize stock-based compensation expense associated with these awards on a graded vesting basis over the vesting period, after assessing the probability of achieving the 2014 financial performance goal. As of September 30, 2014, we estimated 129% of the target awards will be earned. As actual results are achieved, the probability assessment is updated and stock-based compensation expense is adjusted accordingly.

(13)    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(41,050)	$(14,713)	$(134,724)	$(49,476)
Denominator:
Weighted-average shares outstanding—basic and diluted	146,335,519	137,456,531	144,239,844	134,036,466
Net loss per share:
Basic	$(0.28)	$(0.11)	$(0.93)	$(0.37)
Diluted	$(0.28)	$(0.11)	$(0.93)	$(0.37)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	September 30,
	2014	2013
Common stock options	17,824,088	25,453,497
Restricted stock units	9,410,497	4,755,522
Common stock subject to repurchase	29,712	118,963
ESPP obligations	280,355	236,006
Convertible senior notes	7,783,023	—
Warrants related to the issuance of convertible senior notes	7,783,023	—
Total potentially dilutive securities	43,110,698	30,563,988

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate for the three and nine months ended September 30, 2014 was (1)% and (2)%, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation.

Our effective tax rate for the three and nine months ended September 30, 2013 was (5)% and (4)%, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes.

We are subject to taxation in the United States and foreign jurisdictions.  As of September 30, 2014, our tax years 2005 to 2013 remain subject to examination in most jurisdictions. We are currently under examination by the Internal Revenue Service for the year ended June 30, 2011 and the six months ended December 31, 2011.

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

Legal Proceedings

From time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our financial position, results of operations or cash flows, except as discussed below and for those matters for which we have recorded a loss contingency. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

Generally, our subscription agreements require us to defend our customers for third-party intellectual property infringement and other claims. Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our services and adversely affect our financial condition and results of operations.

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The court held a first case management conference on June 26, 2014 and a second case management conference on September 4, 2014. The parties are currently conducting discovery. Hewlett-Packard served its infringement contentions on July 3, 2014. Hewlett-Packard's amended infringement contentions are due on November 18, 2014, and our invalidity contentions are due on January 9, 2015.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents. BMC is seeking unspecified damages and an injunction.

We intend to vigorously defend these lawsuits. We cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from these matters.

(16)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues by geography:
North America (1)	$120,435	$76,851	$329,660	$208,851
EMEA (2)	46,521	27,621	125,021	72,403
Asia Pacific and other	11,756	6,787	29,878	18,166
Total revenues	$178,712	$111,259	$484,559	$299,420

Long-lived assets by geographic area were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Long-lived assets:
North America	$65,312	$52,937
EMEA(2)	19,887	18,017
Asia Pacific and other	11,778	4,606
Total long-lived assets	$96,977	$75,560

(1) Revenues attributed to the United States were approximately 94% of North America revenues for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013.

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

Many customers initially subscribe to our services to solve a specific and immediate problem. Once that problem is solved, many of our customers deploy additional applications as they become more familiar with our services and apply them to new IT processes. In addition, many customers either repurpose our IT applications or build custom applications that automate various processes for business uses outside of IT such as human resources, facilities and quality control management. A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 2,611 as of September 30, 2014 from 1,654 as of September 30, 2013.

Key Factors Affecting Our Performance

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annual contract value of upsells signed during the period, net of any decreases in annual contract value of renewals during the period, divided by our total annual contract value signed during the period. Annual contract value is equal to the first 12 months of expected subscription revenues under a contract. The upsell rate was 35% and 29% for the three months ended September 30, 2014 and 2013, respectively, and 34% and 29% for the nine months ended September 30, 2014 and 2013, respectively. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers and are also derived from the addition of other subscription services.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annual contract value from lost customers, divided by the total annual contract value from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. In certain instances, when a customer informs us of their intent not to renew in a period prior to the expiration of their contract, we record the customer as lost immediately in our renewal rate calculation. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's annual contract value, we may deem the renewal as a lost customer. We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. Our renewal rate was 98% and 97% for the three months ended September 30, 2014 and 2013, respectively, and 98% and 96% for the nine months ended September 30, 2014 and 2013, respectively.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel. We generally define a customer as an entity with an active service contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that has contracted for a separate production instance of our services is counted as a separate customer. As of September 30, 2014 and 2013, our total customer count was 2,514 and 1,900, respectively. Our customer count excludes customers of our recently developed product offering for mid-sized IT departments.

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

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription period. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our average initial contract term was approximately 33 months and 34 months for the three and nine months ended September 30, 2014, respectively, and 35 months and 33 months for the three and nine months ended September 30, 2013. Our contracts are generally non-cancelable, though customers can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties typically ranging from 3% to 23% of the first year’s annual contract value. These fees are included in sales and marketing expense.

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

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to noncloud-based infrastructure are allocated to cost of revenues and operating expenses based on headcount. Facility costs associated with our data centers as well as depreciation related to our cloud-based infrastructure hardware equipment are classified as cost of subscription revenues.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid to third-party vendors are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 20% and 19% in the three months ended September 30, 2014 and 2013, respectively, and 16% and 17% in the nine months ended September 30, 2014 and 2013, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also includes third-party referral fees, marketing and promotional events, including our annual Knowledge user conference and other customer forums, online marketing, product marketing and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2014 and 2013. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an update to ASC 606 Revenue from Contracts with Customers, or ASC 606, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This guidance will become effective for us for our interim and annual reporting periods beginning January 1, 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues:
Subscription	$150,367	$92,992	$400,466	$244,926
Professional services and other	28,345	18,267	84,093	54,494
Total revenues	178,712	111,259	484,559	299,420
Cost of revenues(1):
Subscription	37,925	23,429	102,357	61,960
Professional services and other	28,161	18,146	75,781	47,921
Total cost of revenues	66,086	41,575	178,138	109,881
Gross profit	112,626	69,684	306,421	189,539
Operating expenses(1):
Sales and marketing	84,002	47,336	245,355	137,853
Research and development	39,683	20,819	106,232	54,809
General and administrative	23,440	16,179	69,985	43,783
Total operating expenses	147,125	84,334	421,572	236,445
Loss from operations	(34,499)	(14,650)	(115,151)	(46,906)
Interest and other income (expense), net	(5,949)	600	(17,143)	(604)
Loss before provision for income taxes	(40,448)	(14,050)	(132,294)	(47,510)
Provision for income taxes	602	663	2,430	1,966
Net loss	$(41,050)	$(14,713)	$(134,724)	$(49,476)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of revenues:
Subscription	$3,995	$2,190	$10,896	$5,980
Professional services and other	3,572	1,209	9,188	3,095
Sales and marketing	14,956	5,945	36,382	14,752
Research and development	11,682	4,176	29,973	11,005
General and administrative	7,285	4,331	21,884	9,893

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Subscription	84%	84%	83%	82%
Professional services and other	16	16	17	18
Total revenues	100	100	100	100
Cost of revenues:
Subscription	21	21	21	21
Professional services and other	16	16	16	16
Total cost of revenues	37	37	37	37
Gross profit	63	63	63	63
Operating expenses:
Sales and marketing	47	43	50	46
Research and development	22	19	22	18
General and administrative	13	15	14	15
Total operating expenses	82	77	86	79
Loss from operations	(19)	(14)	(24)	(16)
Interest and other income, net	(4)	1	(3)	—
Loss before provision for income taxes	(23)	(13)	(27)	(16)
Provision for income taxes	—	—	1	1
Net loss	(23)%	(13)%	(28)%	(17)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues by geography
North America	$120,435	$76,851	$329,660	$208,851
EMEA (1)	46,521	27,621	125,021	72,403
Asia Pacific and other	11,756	6,787	29,878	18,166
Total revenues	$178,712	$111,259	$484,559	$299,420

(1) Europe, the Middle East and Africa

Comparison of the three months ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Revenues:
Subscription	$150,367	$92,992	62%
Professional services and other	28,345	18,267	55%
Total revenues	$178,712	$111,259	61%
Percentage of revenues:
Subscription	84%	84%
Professional services and other	16	16
Total	100%	100%

Subscription revenues increased $57.4 million during the three months ended September 30, 2014, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count. Our upsell rate and renewal rate for the trailing twelve months ending September 30, 2014 was 34% and 97%, respectively, compared to 30% and 96%, respectively for the trailing 12 months ending September 30, 2013. Total customer count at September 30, 2014 was 2,514 compared to 1,900 at September 30, 2013, an increase of 32%. Revenues from our direct sales organization and channel partners represented 88% and 12%, respectively, for the three months ended September 30, 2014 and 2013.

Professional services and other revenues increased $10.1 million during the three months ended September 30, 2014, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base and improvements in pricing of our professional services engagements. We expect professional services and other revenues to increase at a slower rate than subscription revenues as we continue to focus on strengthening and supporting our network of professional services partners.

Revenues outside North America represented 33% of total revenues for the three months ended September 30, 2014. The U.S. Dollar has recently begun to strengthen relative to the Euro and other currencies. Although it is particularly difficult to forecast any impact from exchange rate movements, if this trend continues it would have a negative impact  on our consolidated revenues.

Our average total annual revenues per customer increased to approximately $275,000 for the three months ended September 30, 2014, compared to approximately $227,000 for the three months ended September 30, 2013. Our average total annual revenues per customer is the sum of average quarterly revenues for the trailing four quarters. We calculate average quarterly revenues per customer by dividing the quarter’s revenues by the average number of customers in the quarter.  In the second quarter 2014, we made a change to our calculation to improve the accuracy of our average revenues per customer.  We used this changed calculation for both the three months ended September 30, 2014, and the three months ended September 30, 2013.  The change in methodology increased the average annual revenues per customer that we had disclosed in a prior period for the three months ended September 30, 2013, by 4%.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Cost of revenues:
Subscription	$37,925	$23,429	62%
Professional services and other	28,161	18,146	55%
Total cost of revenues	$66,086	$41,575	59%
Gross profit percentage:
Subscription	75%	75%
Professional services and other	1%	1%
Total gross profit percentage	63%	63%
Gross Profit	$112,626	$69,684
Headcount (at period end)
Subscription	446	299	49%
Professional services and other	385	278	38%
Total headcount	831	577	44%

Cost of subscription revenues increased $14.5 million during the three months ended September 30, 2014, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $5.1 million in personnel related costs excluding stock-based compensation, an increase of $1.8 million in stock-based compensation, an increase of $1.6 million in other overhead expenses and an increase of $1.5 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers. Amortization of intangible assets increased $2.2 million as a result of the acquisition of Neebula Systems Ltd., or Neebula in July 2014. Hosting expenses increased $1.1 million primarily due to the expansion of our data centers.

Our subscription gross profit percentage was 75% for the three months ended September 30, 2014 and 2013. We expect our subscription gross profit percentage to remain relatively flat for the remainder of the year as we anticipate our cost of subscription revenues to grow at the same rate as our subscription revenues.

Cost of professional services and other revenues increased $10.0 million during the three months ended September 30, 2014 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $5.3 million in personnel related costs excluding stock-based compensation, an increase of $2.4 million in stock-based compensation, an increase of $1.8 million in outside services costs and an increase of $1.2 million in overhead expenses.

Our professional services and other gross profit percentage was 1% during the three months ended September 30, 2014 and 2013. We expect our professional services and other gross profit percentage to increase for the remainder of the year due to an anticipated increase in other revenues related to customer forums held during the fourth quarter of 2014.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$84,002	$47,336	77%
Percentage of revenues	47%	43%
Headcount (at period end)	929	581	60%

Sales and marketing expenses increased $36.7 million during the three months ended September 30, 2014 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $17.3 million in personnel related costs excluding stock-based compensation, an increase of $9.0 million in stock-based compensation, an increase of $3.2 million in overhead expenses and an increase of $4.8 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 9% and 10% of subscription revenues for three months ended September 30, 2014 and 2013, respectively.

Marketing program expenses, which include events, advertising and market data, increased $1.7 million during the three months ended September 30, 2014 compared to the same period in the prior year. We expect sales and marketing expenses to increase for the remainder of the year, in absolute dollar terms, and increase as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Research and development	$39,683	$20,819	91%
Percentage of revenues	22%	19%
Headcount (at period end)	542	296	83%

Research and development expenses increased $18.9 million during the three months ended September 30, 2014 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $9.4 million in personnel related costs excluding stock-based compensation, an increase of $7.5 million in stock-based compensation and an increase of $2.4 million in overhead expenses.

We expect research and development expenses to increase for the remainder of the year in absolute dollar terms, but remain flat as a percentage of total revenues, as we continue to expand the development organization and improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
General and administrative	$23,440	$16,179	45%
Percentage of revenues	13%	15%
Headcount (at period end)	309	200	55%

General and administrative expenses increased $7.3 million during the three months ended September 30, 2014 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $1.6 million in personnel related costs excluding stock-based compensation, an increase of $3.0 million in stock-based compensation and an increase of $0.9 million in overhead expenses. Outside services costs increased $1.4 million primarily due to an increase in legal fees, an increase in contractors for internal information technology support and costs associated with the acquisition of Neebula.

We expect general and administrative expenses to increase for the remainder of the year in absolute dollar terms, but to remain relatively flat as a percentage of total revenues.

Interest and Other Income (Expense), net

	Three Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Interest and other income (expense), net	$(5,949)	$600	(1,092)%
Percentage of revenues	(4)%	1%

Interest and other income (expense), net, decreased $6.5 million during the three months ended September 30, 2014 compared to the same period in the prior year, primarily due to $7.3 million in amortization expense of debt discount and issuance costs related to our convertible senior notes (the "Notes") issued in November 2013, partially offset by a gain from foreign currency transactions and increased interest income. We had a foreign currency transaction gain of $0.7 million for the three months ended September 30, 2014 compared to a gain of $0.3 million for the three months ended September 30, 2013, primarily due to the strengthening of the U.S. Dollar against other major currencies. Interest income increased $0.5 million due to the higher investment balances during the three months ended September 30, 2014 compared to the same period in the prior year.

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

Provision for Income Taxes

	Three Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Loss before income taxes	$(40,448)	$(14,050)	188%
Provision for income taxes	602	663	(9)%
Effective tax rate	(1)%	(5)%

Our effective tax rate changed to (1)% for the three months ended September 30, 2014 compared to (5)% for the three months ended September 30, 2013 due to a higher loss from operations, the foreign rate differential and an increase in non-deductible stock-based compensation expense.

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

Comparison of the nine months ended September 30, 2014 and 2013

Revenues

	Nine Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Revenues:
Subscription	$400,466	$244,926	64%
Professional services and other	84,093	54,494	54%
Total revenues	$484,559	$299,420	62%
Percentage of revenues:
Subscription	83%	82%
Professional services and other	17	18
Total	100%	100%

Subscription revenues increased $155.5 million during the nine months ended September 30, 2014, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count. Revenues from our direct sales organization and channel partners represented 87% and 13%, respectively, for the nine months ended September 30, 2014 and 88% and 12% for the nine months ended September 30, 2013, respectively.

Professional services and other revenues increased $29.6 million during the nine months ended September 30, 2014, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base and improvements in pricing of our professional services engagements. In addition, revenues from our Knowledge conference increased from $5.0 million for the nine months ended September 30, 2013 to $8.2 million for the nine months ended September 30, 2013 due to increased sponsorship and paid registration in the current year.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Cost of revenues:
Subscription	$102,357	$61,960	65%
Professional services and other	75,781	47,921	58%
Total cost of revenues	$178,138	$109,881	62%
Gross profit percentage:
Subscription	74%	75%
Professional services and other	10%	12%
Total gross profit percentage	63%	63%
Gross Profit	$306,421	$189,539
Headcount (at period end)
Subscription	446	299	49%
Professional services and other	385	278	38%
Total headcount	831	577	44%

Cost of subscription revenues increased $40.4 million during the nine months ended September 30, 2014, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $17.1 million in personnel related costs excluding stock-based compensation, an increase of $4.9 million in stock-based compensation, an increase of $4.4 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $4.2 million in other overhead expenses. Hosting expenses increased $4.3 million primarily due to the expansion of our data centers. Amortization of intangible assets increased $2.9 million as a result of the acquisition of Neebula in July 2014.

Our subscription gross profit percentage was 74% for the nine months ended September 30, 2014 compared to 75% for the nine months ended September 30, 2013 due to additional amortization expense incurred related to the Neebula developed technology beginning in the third quarter of 2014.

Cost of professional services and other revenues increased $27.9 million during the nine months ended September 30, 2014 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $16.1 million in personnel related costs excluding stock-based compensation, an increase of $6.1 million in stock-based compensation, an increase of $2.8 million in overhead expenses, and an increase of $3.3 million in outside services costs.

Our professional services and other gross profit percentage decreased to 10% during the nine months ended September 30, 2014 compared to 12% for the nine months ended September 30, 2013 primarily due to increased stock-based compensation. The decrease in gross profit percentage was partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $8.2 million in revenue, or 10 percentage points to the professional services and other gross profit percentage for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, Knowledge contributed $5.0 million in revenue, or 9 percentage points to the professional services and other gross profit percentage.

Sales and Marketing

	Nine Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$245,355	$137,853	78%
Percentage of revenues	50%	46%
Headcount (at period end)	929	581	60%

Sales and marketing expenses increased $107.5 million during the nine months ended September 30, 2014 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $48.1 million in personnel related costs excluding stock-based compensation, an increase of $21.6 million in stock-based compensation, an increase of $7.2 million in overhead expenses and an increase of $17.9 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 10% of subscription revenues for the nine months ended September 30, 2014 and 2013.

In addition, expenses related to our annual Knowledge user conference increased $7.0 million, from $8.3 million for the nine months ended September 30, 2013 to $15.3 million for the nine months ended September 30, 2014, due to an increase in attendance of more than 50% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $4.3 million during the nine months ended September 30, 2014 compared to the same period in the prior year.

Research and Development

	Nine Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Research and development	$106,232	$54,809	94%
Percentage of revenues	22%	18%
Headcount (at period end)	542	296	83%

Research and development expenses increased $51.4 million during the nine months ended September 30, 2014 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $25.9 million in personnel related costs excluding stock-based compensation, an increase of $19.0 million in stock-based compensation and an increase of $5.8 million in overhead expenses.

General and Administrative

	Nine Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
General and administrative	$69,985	$43,783	60%
Percentage of revenues	14%	15%
Headcount (at period end)	309	200	55%

General and administrative expenses increased $26.2 million during the nine months ended September 30, 2014 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $8.3 million in personnel related costs excluding stock-based compensation, an increase of $12.0 million in stock-based compensation and an increase of $2.8 million in overhead expenses. Outside services costs increased $3.0 million primarily due to an increase in legal fees, an increase in contractors for internal information technology support and costs associated with the acquisition of Neebula.

Interest and Other Income (Expense), net

	Nine Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Interest and other income (expense), net	$(17,143)	$(604)	2,738%
Percentage of revenues	(3)%	—%

Interest and other income (expense), net, decreased $16.5 million during the nine months ended September 30, 2014 compared to the same period in the prior year, primarily due to $21.6 million in amortization expense of debt discount and issuance costs related to our Notes issued in November 2013, partially offset by a gain from foreign currency transactions and increased interest income. We had a foreign currency transaction gain of $2.3 million for the nine months ended September 30, 2014 compared to a loss of $1.4 million for the nine months ended September 30, 2013, primarily due to the strengthening of the U.S. Dollar against other major currencies. Interest income increased $1.5 million due to the higher investment balances during the nine months ended September 30, 2014 compared to the same period in the prior year.

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

Provision for Income Taxes

	Nine Months Ended September 30,		% Change
	2014	2013
	(dollars in thousands)
Loss before income taxes	$(132,294)	$(47,510)	178%
Provision for income taxes	2,430	1,966	24%
Effective tax rate	(2)%	(4)%

Our effective tax rate changed to (2)% for the nine months ended September 30, 2014 compared to (4)% for the nine months ended September 30, 2013 due to a higher loss from operations, a higher proportion of earnings in foreign taxable jurisdictions, the foreign rate differential and an increase in non-deductible stock-based compensation expense.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$91,276	$45,479
Net cash used in investing activities	(273,725)	(93,148)
Net cash provided by financing activities	55,094	48,952
Net increase (decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	(131,217)	2,105

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of September 30, 2014, we had $646.1 million in cash and cash equivalents and short-term investments, of which $74.1 million represented cash located outside the United States. In addition, we had $238.1 million in long-term investments which provide additional capital resources.

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

Net cash provided by operating activities was $91.3 million for the nine months ended September 30, 2014 compared to $45.5 million for the nine months ended September 30, 2013. The increase in operating cash flow was primarily due to the increased net income after adjusting for the non-cash activities and favorable impact of changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased by $25.9 million due to increased sales for the nine months ended September 30, 2014. The increase was offset by a decrease of $9.0 million in net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses primarily due to the cash tax payment of $10.7 million as a result of the Neebula acquisition.

 Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $273.7 million compared to $93.1 million for the nine months ended September 30, 2013. The increase in cash used in investing activities was primarily due to increases in the net purchases of investments of $87.8 million, $86.5 million additional cash used in acquisition activity and capital expenditures of $6.4 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $55.1 million compared to $49.0 million for the nine months ended September 30, 2013. The increase in cash provided by financing activities was primarily due to the $5.4 million increase in proceeds from employee stock plans and related tax benefits, and $0.7 million of the offering costs paid in connection with the follow-on offering in the prior year.

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

PART II
ITEM 1.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses.  The court held a first case management conference on June 26, 2014 and a second case management conference on September 4, 2014.  The parties are currently conducting discovery.  Hewlett-Packard served its infringement contentions on July 3, 2014.  Hewlett-Packard's amended infringement contentions are due on November 18, 2014, and our invalidity contentions are due on January 9, 2015.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents.  BMC is seeking unspecified damages and an injunction.

We intend to vigorously defend these lawsuits. These litigation matters are still in their early stages and the final outcome, including our liability, if any, with respect to the claims asserted in the lawsuits is uncertain. If an unfavorable outcome were to occur in either litigation, the impact could be material to our business, financial condition, or results of operations depending on the specific circumstances of the outcome.

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

From the three months ended March 31, 2009 to the three months ended September 30, 2014, our revenues grew from $5.2 million to $178.7 million. We expect that our revenue growth rate will decline. We also expect our costs to increase in future periods as we continue to invest in our growth. These investments may not result in increased revenues or growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

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

Our customers use our services to manage important aspects of their businesses, and any disruptions in our services could damage our customers' businesses, subject us to substantial liability and harm our reputation and financial results. From time to time, we have found defects in our services, and new defects may be detected in the future. We provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may also result from errors we make in delivering, configuring, or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world. These centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our reputation and business will be harmed if our customers and potential customers believe our services are unreliable. Disruptions in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty, termination for material breach or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our warranty provisions or service level credit accruals or other increased expenses or risks of litigation. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information including in some cases personally identifiable information, protected health information, proprietary intellectual property and credit card and other sensitive financial information. We do not control or monitor the information that customers process in our services, we are unaware of the type, sensitivity and value of the customer information processed in our services and we do not vary our service offering and security measures due to the content of customer data. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. Additionally, unauthorized persons may obtain access to our own sensitive, proprietary or confidential information or systems including our intellectual property and other confidential business information and our information technology systems. Such access could be used to compromise our competitive position, our ability to deliver our services or our ability to manage and operate our business. The security measures protecting our customers' and our own information and systems could be breached as a result of third party action, employee error or misconduct. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business may be impaired, and we may incur significant liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

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

We have acquired companies in the past and may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.

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

Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities. For example, in July 2014 we completed the acquisition of a privately-held company based in Israel, Neebula Systems Ltd., or Neebula.  To succeed with this acquisition, we need to successfully retain Neebula’s key personnel and implement Neebula’s technology on the ServiceNow platform. We may experience difficulties in this integration due to differences in operations, technology and culture between ServiceNow and Neebula, and other challenges associated with operating a business in a geography in which we did not previously have substantial engineering operations and which is currently involved in regional conflicts.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The markets in which we compete to automate and manage IT service relationships are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for automating and managing IT service relationships matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging SaaS and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. Moreover, as we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we will face additional competition from platform vendors including Salesforce.com, Inc. and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our services to achieve or maintain market acceptance, any of which could harm our business.

If the market for our technology delivery model develops more slowly than we expect, our growth may slow or stall, and our operating results would be harmed.

Use of SaaS applications to automate and manage IT service relationships is at an early stage. We do not know whether the trend of adoption of enterprise SaaS solutions we have experienced in the past will continue in the future. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. Furthermore, some organizations, particularly large enterprises upon which we are dependent, have been reluctant or unwilling to use SaaS because they have concerns regarding the risks associated with the security of their data, the physical location of data centers in which their data is stored and processed, and the reliability of the technology delivery model associated with these solutions. In addition, if other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS solutions as a whole, including our services, will be negatively impacted. If the adoption of SaaS solutions does not continue, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From September 30, 2013 to September 30, 2014, our sales and marketing organization increased from 581 to 929 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas marketing campaigns, and such campaigns may be expensive and difficult to implement. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses.  The court held a first case management conference on June 26, 2014 and a second case management conference on September 4, 2014.  The parties are currently conducting discovery.  Hewlett-Packard served its infringement contentions on July 3, 2014.  Hewlett-Packard's amended infringement contentions are due on November 18, 2014, and our invalidity contentions are due on January 9, 2015.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents.  BMC is seeking unspecified damages and an injunction.

We intend to vigorously defend these lawsuits. These litigation matters are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, is uncertain. If an unfavorable outcome were to occur in either litigation, the impact could be material to our business, financial condition, or results of operations, depending on the specific circumstances of the outcome.

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

A significant portion of the technologies licensed or developed by us incorporate open source software and we may incorporate open source software into other services in the future. We attempt to monitor our use of open source software in an effort to avoid subjecting our services to adverse licensing conditions. However, there can be no assurance that our efforts have been or will be successful. There is little or no legal precedent governing the interpretation of the terms of open source licenses, and therefore the potential impact of these terms on our business is uncertain and enforcement of these terms may result in unanticipated obligations regarding our services and technologies. For example, depending on which open source license governs open source software included within our services or technologies, we may be subjected to conditions requiring us to offer our services to users at no cost; make available the source code for modifications and derivative works based upon, incorporating or using the open source software; and license such modifications or derivative works under the terms of the particular open source license. Moreover, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations, be subject to significant damages or be enjoined from the distribution of our services.

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

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 33% and 32% of our total revenues for three and nine months ended September 30, 2014, respectively, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

We generally recognize revenues from customers ratably over the terms of their subscriptions, which on average for initial contracts entered into during the three and nine months ended September 30, 2014 is approximately 33 months and 34 months, respectively, although terms can range from 12 to 120 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

We face exposure to foreign currency exchange rate fluctuations.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. dollar can affect our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. For example, the U.S. dollar has recently begun to strengthen relative to the Euro and other currencies. If this trend continues, it would have a negative impact on our consolidated revenues. It is particularly difficult to forecast any impact from exchange rate movements, so there is a risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods.

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

The Sarbanes-Oxley Act requires, among other things, that we assess and report on the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public caccounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses.

Changes in laws, regulations and standards related to the Internet may cause our business to suffer.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Industry organizations also regularly adopt and advocate for new standards in this area. For instance, we believe increased regulation is likely in the area of data privacy, and changing laws, regulations and standards applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet, commerce conducted via the Internet or validation that particular processes follow the latest standards. These changes could limit the viability of Internet-based services such as ours. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be harmed.

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

As of September 30, 2014, we and our subsidiaries had $436.3 million in consolidated indebtedness pursuant to these Notes, and our subsidiaries had $145.4 million of liabilities (including trade payables, accruals and deferred revenue but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $71.80 through September 30, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of September 30, 2014, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 11% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

10.1	Amendment to Employment Agreement, dated July 3, 2014, between the Registrant and David L. Schneider				X
10.2	Amendment to Employment Agreement, dated August 15, 2014, between the Registrant and Michael P. Scarpelli				X
10.3	Amendment to Employment Agreement, dated August 15, 2014, between the Registrant and Daniel R. McGee				X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance Document.				X
101.SCH**	XBRL Taxonomy Extension Schema Document.				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: November 5, 2014	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 5, 2014	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)