Form 10-K
period 2014-12-31
ServiceNow, Inc.
filed 2015-02-27
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares (based on a closing price of $61.96 per share on June 30, 2014 as reported on the New York Stock Exchange) held by non-affiliates was approximately $5.9 billion.
As of January 31, 2015, there were approximately 150.5 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the Securities and Exchange Commission (SEC). While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1.    BUSINESS

Overview

ServiceNow is a leading provider of cloud-based solutions that define, structure, manage and automate services across the global enterprise. By applying a service-oriented lens to the activities, tasks and processes that comprise day-to-day work life, we help the modern enterprise operate faster and be more scalable than ever before.

Services are any of the varied and frequent transactions across an enterprise between a requester and a provider, such as: a request for a new cell phone; asking about employer benefits; a request to on-board a new employee; reporting a facilities or information technology (IT) problem; or provisioning a new server or application. These transactions can be internal to the enterprise or with outside parties such as customers, suppliers or partners.

Typically, many of these interactions are through email, phone or voicemail and are not systematically tracked or are tracked in spreadsheets or other disparate databases. This lack of a single, structured and persistent system to manage all enterprise services reduces efficiencies and limits scalability. For example, when services are delivered through email, providers generally have no systematic view into what causes requests and how to reduce or eliminate them. In addition, the enterprise often gains little insight into team workloads, service quality or how departments are faring against service level agreements. Further, the lack of a single system to manage services within the enterprise can create a fragmentation of tools and databases that is difficult and expensive to manage, leads to poor communication between departments, and hinders or prevents compliance with reporting and other regulatory obligations.

To address these issues, the IT industry has developed a standard framework to define and automate IT services. Among its attributes, this model helps enterprises define and structure services and workflows, provide an intuitive user experience and knowledge base, implement service delivery, establish service level agreements and provide analytics. This service model improves IT service quality, efficiency and scalability and is a best practice that can be applied to other departments throughout the enterprise.

In 2004, ServiceNow pioneered the cloud-based delivery of this IT service management model. Today, we provide cloud-based service management solutions that address the needs of many departments within an organization including IT, human resources (HR), facilities, field service, marketing, legal and finance. Our service management solutions are built on our proprietary service automation platform that also allows customers to easily create, by themselves or with our partners, their own service-oriented applications for use in departments across the enterprise. Our solutions, and the custom solutions built by customers and partners, are empowering enterprises to change the way people work.

We also provide business management and IT operations management solutions that facilitate the delivery of services across the enterprise by increasing visibility, simplifying compliance, improving end-to-end supplier accountability, managing costs and integrating automated workflows.

Our software applications are delivered via the Internet, or "cloud", through an easy-to-use, consumer-like interface, which means they can be rapidly deployed and easily configured.

We market our services to enterprises in a wide variety of industries, including financial services, consumer products, IT services, health care and technology. We sell our solutions primarily through direct sales and to a lesser extent through indirect channel sales. We also provide a portfolio of comprehensive professional services to customers through our professional services experts and a network of partners.

We were incorporated as Glidesoft, Inc. in California in June 2004 and changed our name to Service-now.com in February 2006. In May 2012, we reincorporated into Delaware as ServiceNow, Inc.

Key Business Benefits

Key customer benefits of our services include:

•	Automation. Implementing work through standardized and automated workflows can improve the speed and accuracy of service delivery within the enterprise and increase the amount of work completed.

•
Extensibility and scalability. A common data model and ease of customization and development enable customers to leverage their existing ServiceNow implementations to expand into additional service management applications and functionality across the enterprise.

•	Speed and ease of implementation. A comprehensive set of feature-rich service management applications delivered via the cloud enable rapid and cost-effective implementation of solutions.

•
Governance and compliance. The consolidation of previously disparate applications enables integrated auditing, governance, transparency and reporting. Powerful reporting features deliver visibility into key costs and service performance, including access to key performance indicators (KPIs), benchmarking and executive dashboards.

•
User satisfaction. A mobile-enabled, consumerized storefront, with personalized dashboards and reporting, embedded user self-help and collaboration features, increases user satisfaction and use of service management applications.

•
Reduced infrastructure requirements. We provide and support an infrastructure designed for high-availability and security and which enables us to simplify the installation and management of software updates.

•
Expertise. We provide access to highly skilled professional services, training, technical support, and dedicated peer support engagement programs, including annual user conferences, local user groups, special interest groups, online forums and blogs, collaboration and knowledge sharing for end users, partners and application developers.

Our Strategy

ServiceNow is changing the way people work by removing dependencies on inefficient manual processes to manage the flow of work within the corporate environment. Our goal is to be the recognized leader of cloud-based solutions to automate service management across the enterprise. Key elements of our growth strategy include:

Expand our customer base. We believe the global market for next-generation service management is underserved, and we will continue to make investments to capture market share. To expand our customer base, we will invest in our direct sales force and strategic resellers as well as our infrastructure and capacity, including our data center footprint.

Further penetrate our existing customer base. We intend to increase the number of subscription licenses purchased by our current customers as they expand their use of the ServiceNow solution and deploy additional purchased and custom-built applications to manage more services across the enterprise.

Expand internationally. We have eight paired data centers on five continents. We are investing in new geographies, including investment in direct and indirect sales channels, data centers, professional services, customer support and implementation partners. We also plan to increase investment in our existing international locations in order to achieve scale efficiencies in our sales and marketing efforts.

Continue to innovate and enhance our service offerings. We have made, and will continue to make, significant investments in research and development to strengthen our existing applications, expand the number of applications on our platform and develop additional automation technologies. We typically offer multiple upgrades each year that allow our customers to benefit from ongoing innovation.

Strengthen our customer community. Our customer community contributes to our success through their willingness to share their ServiceNow experiences with other potential customers. To support our customer community and encourage collaboration, we host our annual user conference, Knowledge. Also, our ServiceNow Community and Share websites provide an online forum for customers, partners and ServiceNow employees to interact and collaborate, as well as share custom applications and other ServiceNow platform content. We will continue to leverage our customer community to expose our existing customers to new use cases and increase awareness of our service management solutions.

Develop our partner ecosystem. We intend to further develop our existing partner ecosystem by establishing agreements with strategic resellers, system integrators, global service providers and independent software vendors to provide broader customer coverage, access to senior executives and solution delivery capabilities, as well as extending the breadth of application coverage through complementary partner offerings.

Further promote our extensible platform. Our platform is currently being used by customers to address the needs of various departments within an organization, including IT, HR, facilities, field service, marketing, legal and finance organizations. We plan to continue to enhance our platform to enable the creation of business applications.

Our Cloud Solutions

Service Management

Our service management solutions help enterprises define services, provide an intuitive service experience, deliver services to requesters, assure service availability and analyze critical service metrics. Although, we provide applications specific to IT, HR, facilities and field services, our service management solutions are also utilized by marketing, legal and finance departments looking to manage services in the contemporary workplace. Each of these solutions includes the foundational capabilities of Incident Management, Problem Management, Change Management, Request Management and Cost Management. Service Catalog and Knowledge Base are other capabilities included within our service management solutions that allow organizations to offer easy-to-use solutions that offer a user experience more consistent with that of consumer-oriented applications outside of the enterprise. Employees can now use a single system of engagement to request services such as benefit information from HR, collateral from marketing, contract reviews from legal or purchase orders from finance.

IT Service Management solutions give IT managers and administrators end-to-end visibility into processes and infrastructure through a single system of record for IT. This enables IT to consolidate and automate service management processes, increase efficiency, lower costs and devote more time to creating and delivering the consumer-like experiences that users expect.

HR Service Management solutions help HR professionals focus their resources on strategic priorities. Using ServiceNow, HR can create a system of engagement for the enterprise that complements existing HR applications.

Facilities Service Management solutions help facilities teams reduce the burden of reactive, day-to-day operations and increase productivity, optimize resource utilization, reduce costs and align services with company priorities.

Field Service Management solutions ensure that work orders are assigned to the right person, with the right inventory and tools, at the right time. Companies can replace spreadsheets, email and homegrown management tools with a single system of engagement that delivers efficient, fast and effective services.

IT Operations Management

Our IT Operations Management solutions consolidate resource data, including virtualized and cloud infrastructure environment data, into a single system of record. This enables IT to see how resources are performing at all times, automate key processes and take a business-centric approach to service mapping, delivery and assurance.

Service Mapping solutions, including ServiceWatch and Discovery, inspect and discover services in operation and map their relationships and dependencies across the technology infrastructure to ensure that IT has visibility into impact that changes in the infrastructure could have on those services.

Service Delivery solutions, including Orchestration, Configuration Automation, Configuration Management, and Cloud Provisioning, speed up and automate the delivery of infrastructure and services for the business.

Service Assurance solutions, including Event Management, combine the capabilities of event management with analytics to assure business service performance and availability.

Business Management

Our Business Management solutions help enterprises manage costs, projects, compliance and vendors. Our solutions consolidate business data into a single system of record, enabling enterprises to more effectively align investments, utilize resources, automate management of projects, ensure regulatory compliance and manage business relationships.

Financial Management provides a way for IT to gain insight into spending by mapping actual costs to consumption or usage across business services, applications, projects and infrastructure. It allows chief information officers (CIOs) to ensure IT costs are correctly aligned to business goals.

Project Portfolio Suite provides the capabilities to plan, organize and manage projects, including associated tasks and resources. Demand Management centralizes strategic requests from the business and streamlines the investment decision process for new products and services. Software Development Lifecycle provides the capabilities to manage the software development and maintenance process, from product inception to deployment.

Governance, Risk and Compliance (GRC) provides clarity into compliance and audit initiatives, helps companies mitigate compliance exposure, and automates the work of organizations rising to the challenge of complex regulatory environments.

Vendor Performance Management helps customers manage, evaluate and compare vendors based on predefined criteria.

Performance Analytics helps improve services and processes across the enterprise by providing actionable insights on a daily basis.

Application Development

ServiceNow's CreateNow Development Suite reduces the complexities and inefficiencies of developing applications for service management. Using our pre-built templates optimized for service management applications, departments across the enterprise, such as legal, marketing, HR and finance, can quickly build, test and publish customer-specific service management applications such as request processing, events management and rebate processing.

Comprehensive Services

We offer a portfolio of comprehensive services that help ensure customer success. These offerings include Professional Services, Education Services and Customer Support.

Professional Services. Through an ecosystem of ServiceNow and partner resources, we provide professional services that advise and assist customers with implementation and drive value realization of the ServiceNow platform.

Education Services. We offer extensive training services and a certification program for different levels of ServiceNow expertise. Our training portfolio is customized for various skill levels and individual schedules.

Customer Support. Customers receive free support 24 hours a day, seven days a week, from technical resources located in Orlando, San Diego and Santa Clara in the United States, as well as internationally in Amsterdam, London, and Sydney. We also offer self-service technical support through our support portal, which provides access to documentation, knowledge base, online support forums and online incident filing.

Our Technology

We designed our cloud-based service to support global enterprises. The architecture, design, deployment and management of our services are focused on:

Scalability. Our services are designed to support concurrent user sessions within a global enterprise. We process billions of record-producing transactions per month and manage multiple petabytes of data across our customer base while optimizing transaction processing time.

Availability. Our customers are highly dependent on our services for the day-to-day operations of their IT infrastructure. Our services are designed as an “always on” solution.

Security and Compliance. We employ a number of technologies, policies and procedures designed to protect customer data. We offer services that have received SSAE 16 (SOC 1 Type 1 and Type 2), SOC 2 and ISO 27001 third-party attestation. Our U.S. federal services have received a FISMA Moderate Authorization (ATO) attestation that can be used by our U.S. federal customer base. Additionally, our data center providers have received an ISO27001 or SSAE 16 attestation or equivalent.

We have a standardized Java-based development environment with the majority of our software written in industry standard software programming languages. We also use Web2.0 technologies like HTTPS and XML that give users an intuitive and familiar experience. Our infrastructure primarily consists of industry standard servers and network components. Our standard operating system and database are Linux and MySQL, respectively. The system is also highly portable and has been deployed across multiple environments including Microsoft Windows and Oracle databases.

Unlike many cloud vendors where most customers run on shared infrastructure servers and databases, we operate a unique architecture that provides each customer with their own dedicated application and database processes. This reduces the risk associated with infrastructure outages, improves system scalability and security, and allows for flexibility in deployment location and version upgrading. We are also investing in enhancements to our cloud infrastructure, which are designed to provide all our customers with increased data reliability and availability.

For an increased subscription fee, we offer our customers the option to be deployed on dedicated hardware in our data centers. In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers' own servers. Our architecture gives us the added flexibility to deploy our service on-premises at a customer data center in order to support regulatory or security requirements. When our software is installed on-premises, we define the hardware requirements that the customers must install and manage. We then work with the customers to remotely install the service and provide ongoing customer support similar to the way we support customer instances deployed in our own managed data centers.

Sales and Marketing

We sell our services primarily through our global direct sales organization. We also sell our services indirectly through third- party channels by partnering with systems integrators, managed services providers and resale partners, particularly in less developed markets. In the past year, we made significant investments in direct sales in many markets outside of the United States, and we intend to continue to invest in our direct sales force globally.

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

Customers

We primarily market our services to large enterprise customers. We have proven scalability supporting large enterprise-wide deployments. As of December 31, 2014, we had 2,725 customers, including more than 25% of the Global 2000, an annual ranking of the top 2000 public companies in the world by Forbes magazine. Our customers operate in a wide variety of industries, including financial services, consumer products, IT services, health care and technology. No single customer accounted for more than 10% of our revenue for any of the periods presented.

Backlog

Backlog represents future amounts to be invoiced under our existing agreements and is not included in deferred revenue. As of December 31, 2014 and 2013, we had backlog of approximately $956 million and $608 million, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer subscription and professional services agreements, varying billing cycles of subscription agreements, and the timing of customer renewals.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. For information regarding our revenue, revenue by geographic area and long-lived assets by geographic area, please refer to Note 2 and Note 19 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For financial information about our segment, please refer to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and to our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.

Data Center Operations

We currently run our services from data centers located in Australia, Brazil, Canada, Hong Kong, the Netherlands, Singapore, Switzerland, the United Kingdom, and the United States. Our data centers operate in a mirrored configuration to provide high availability. We plan to add data centers, or expand our existing data center operations, as required to meet regulatory requirements and accommodate growth.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our software solutions. We focus on developing new services and core technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. We focus our efforts on anticipating customer demand and then bringing new services and new versions of existing services to market quickly in order to remain competitive in the marketplace. We have made, and will continue to make, significant investments in research and development to strengthen our existing applications, expand the number of applications on our platform and develop additional automation technologies. Total research and development expense was $148.3 million, $78.7 million, and $39.3 million for the years ended in December 31, 2014, 2013 and 2012, respectively.

Competition

The markets in which we compete to manage service across the enterprise are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging cloud and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. Moreover, as we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we face and will face additional competition from platform vendors including Salesforce.com and from application development vendors focused on these other markets.

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

Intellectual Property

We rely upon a combination of copyright, trade secret and trademark laws and contractual restrictions, such as confidentiality and license agreements, to establish and protect our proprietary rights. In addition, we are seeking patent protection for our technology. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States.

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

Companies in our industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We currently face, and we expect we will face in the future, allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement. For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents. BMC is seeking unspecified damages and an injunction. For additional information, see the sections entitled "Risk Factors" in Item 1A and "Legal Proceedings" in Item 3 of Part I in this Annual Report.

Employees

As of December 31, 2014, we had 2,826 full-time employees worldwide, including 894 in operations, professional services, training and customer support, 1,011 in sales and marketing, 585 in research and development and 336 in general and administrative roles. None of our U.S. employees is represented by a labor union with respect to his or her employment. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages and we believe our relations with our employees to be good.

Available Information

You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at www.servicenow.com as soon as reasonably practicable following our filing of any of these reports with the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing and our references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Business and Industry

We expect our revenue growth rate to decline, but we may not accurately predict the rate or magnitude of such decline. Our capacity is largely driven by production factors such as facilities, data centers and a trained workforce that require long term investments and expense commitments which we cannot easily adjust in the short term. As our costs increase, we may not be able to generate sufficient revenue to generate or sustain profitability or positive cash flow from operations.

From the year ended June 30, 2009 to the year ended December 31, 2014, our revenues grew from $19.3 million to $682.6 million. We expect that our revenue growth rate will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity in order to support anticipated growth. These investments may not result in increased revenues or growth in our business. Even if our revenue continues to increase, we expect to continue to incur a generally accepted accounting principles (GAAP) loss during future periods due to increased costs such as non-cash charges associated with equity awards and business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

Our quarterly results may fluctuate, and if we fail to meet the expectations of analysts or investors or our previously issued financial guidance, or if any forward-looking financial guidance we give does not meet the expectation of analysts or investors, our stock price could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, or we fail to meet or exceed any forward-looking financial guidance we have issued, or if any forward-looking financial guidance we give is below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter, or which could impact any forward-looking financial guidance we give for any period, include:

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

We face cyber-security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks. If any of these risks occur, our reputation may be harmed, our services may be perceived as not secure, we may lose prospective customers, existing customers may curtail or stop using our services, our ability to operate our business may be impaired, and we may incur significant liabilities.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information including in some cases personally identifiable information, protected health information, proprietary intellectual property and credit card and other sensitive financial information. We do not control or monitor the information that customers process in our services, we are unaware of the type, sensitivity and value of the customer information processed in our services and we do not vary our service offering and security measures due to the content of customer data. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Cyber-security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. Additionally, unauthorized persons may obtain access to our own sensitive, proprietary or confidential information or systems including our intellectual property and other confidential business information and our information technology systems. Such access could be used to compromise our competitive position, our ability to deliver our services or our ability to manage and operate our business. The security measures protecting our customers' and our own information and systems could be breached as a result of third party action, employee error or employee misconduct. Because techniques used to obtain unauthorized access to, or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could suffer severe reputational damage adversely affecting customer or investor confidence, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business may be impaired, we may be subject to litigation or regulatory investigations or orders, and we may incur significant liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

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

Our ability to attract new customers and increase revenues from existing customers depends on our ability to enhance our services and provide it in a way that is broadly accepted. In particular, we need to continuously modify and enhance our services to keep pace with changes in user expectations, including increased demand for intuitive and attractive user interfaces, Internet software practices, and communication, database, hardware and security technologies. In addition, we must effectively make our services available in additional ways, including on mobile devices. If we are unable to respond in a timely and cost-effective manner to these rapid developments, our services may become less marketable and less competitive or obsolete. Our success also depends on our ability to develop new applications and promote our services for the development of custom applications. We derive a substantial majority of our revenue from subscriptions to our suite of applications for use within IT, and we expect this will continue for the foreseeable future. We are expanding the breadth of our services to include offerings for service domains outside of IT and offerings for small and medium-sized businesses. The success of any enhancement or new application, and the success of our efforts to promote the use of our services for development of custom applications, depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new service that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For instance, from time to time we have changed the way that we price and package our services, and we anticipate that we will continue to make periodic adjustments to our pricing and packaging in the future, and prospective or existing customers may not accept any new pricing or services packaging we have adopted or may adopt in the future. In addition, sales of new services may erode sales of our existing similar services. If we are unable to enhance our existing service, successfully develop new applications or promote the use of our services for the development of custom applications, our business and operating results could be harmed.

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

The markets in which we compete to manage services across the enterprise are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging cloud and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company and International Business Machines Corporation. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. Moreover, as we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we will face additional competition from platform vendors including Salesforce.com, Inc. and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our services to achieve or maintain market acceptance, any of which could harm our business.

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

Use of cloud-based applications to automate and manage service relationships is at an early stage. We do not know whether the trend of adoption of enterprise cloud-based solutions we have experienced in the past will continue in the future. In particular, many organizations have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to cloud-based solutions. Furthermore, some organizations, particularly large enterprises upon which we are dependent, have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data, the physical location of data centers in which their data is stored and processed, and the reliability of the technology delivery model associated with these solutions. It is possible that various governmental jurisdictions around the world in which we compete will adopt laws regarding access to, the processing of, or the location of storage of, data that prevents or imposes prohibitively expensive hurdles for us to provide our cloud-based solutions to enterprises within such jurisdictions. In addition, if either we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions as a whole, including our services, will be negatively impacted. If the adoption of cloud-based solutions does not continue, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From December 31, 2013 to December 31, 2014, our sales and marketing organization increased from 615 to 1,011 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

Our business depends substantially on our existing customers purchasing additional subscriptions from us, and renewing their subscriptions upon expiration of the subscription term. Any decline in customer additional purchases or renewals would harm our operating results.

In order for us to maintain or improve our operating results, it is important that our existing customers expand their use of our service by adding new users and new applications of our service across the enterprise, and renew their subscriptions upon expiration of the subscription contract term. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of users. Although our renewal rates have historically been high, some of our customers have elected not to renew their agreements with us and we cannot accurately predict renewal rates. Moreover, in some cases, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with our subscription service, professional services, customer support, or prices, the prices of competing solutions, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. Our growth also depends in part on our ability to sell more subscriptions and additional professional services to our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or fail to purchase additional professional services, our revenues may decline, and our operating results would be harmed.

Because our sales efforts are targeted at large enterprise customers, we face longer sales cycles, substantial upfront pre-sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our sales investments do not result in sufficient sales, our operating results could be harmed.

We target our sales efforts at large enterprise customers. Because these customers are often making an enterprise-wide decision to deploy our services, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront pre-sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Large enterprises often undertake a prolonged evaluation of our services, including whether they need professional services performed by us or a third party for their service management needs, and a comparison of our services to products offered by our competitors. Some of our large enterprise customers initially deploy our services on a limited basis, with no guarantee that these customers will deploy our services widely enough across their organization to justify our substantial pre-sales investment. If our sales cycle lengthens or our substantial upfront pre-sales investments do not result in sufficient subscription revenues to justify our investments, our operating results could be harmed.

We may be unable to develop or obtain intellectual property that provides us with a competitive advantage or prevent third parties from infringing upon or misappropriating our intellectual property. Defending our intellectual property may result in substantial expenses that harm our operating results.

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws and confidentiality procedures to protect our proprietary rights. We have recently begun to seek patent protection for our technology. We may not be successful in obtaining patent protection, and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. We may be required to spend significant resources to monitor and protect our intellectual property rights. We have, and in the future may, initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel and may result in counter-claims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property, or are required to incur substantial expenses in defending our intellectual property rights, our business and operating results may be harmed.

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

For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The court held case management conferences on June 26, 2014, September 4, 2014 and February 5, 2015. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. A claim construction hearing is scheduled for June 12, 2015. Trial is currently scheduled to begin on May 16, 2016. We have filed petitions for inter partes review of all eight asserted patents with the United States Patent and Trademark Office.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents.  BMC is seeking unspecified damages and an injunction. Motions to dismiss and transfer venue are currently pending. BMC served infringement contentions on January 6, 2015. Our invalidity contentions are due March 3, 2015. A claim construction hearing is scheduled for July 10, 2015. Trial is currently scheduled to begin on March 14, 2016.

We intend to vigorously defend these lawsuits. These litigation matters are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, is uncertain. If an unfavorable outcome were to occur in either litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

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

We are continuing to expand worldwide and have recently significantly expanded our presence in Brazil and Asia. We have made and will continue to make substantial investments as we enter these and other new geographic markets. These include investments in data centers and cloud-based infrastructure, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the investments. In addition, these investments may be more expensive than we initially anticipate. If our required investments are greater than anticipated, or if our customer growth does not meet our expectations, our financial results will be negatively impacted.

Sales to customers outside North America expose us to risks inherent in international sales.

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 32% of our total revenues for the year ended December 31, 2014, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

•	foreign currency fluctuations which may cause exchange and translation losses;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, privacy and data protection laws and regulations;

•	compliance by us and our business partners with international bribery and corruption laws, including the UK Bribery Act and the Foreign Corrupt Practices Act;

•	the risk that illegal or unethical activities of our business partners will be attributed to or result in liability to us;

•	compliance with regional data privacy laws that apply to the transmission of our customers’ data across international borders, many of which are stricter than the equivalent U.S. laws;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;
longer and potentially more complex sales cycles;

•	longer accounts receivable payment cycles and other collection difficulties;

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

We generally recognize revenues from customers ratably over the terms of their subscriptions. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

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

In addition, we may be subject to income tax audits by tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud-based companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

If we are unable to maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

The Sarbanes-Oxley Act requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses.

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

As of December 31, 2014, we and our subsidiaries had $443.8 million in consolidated indebtedness, and our subsidiaries had $162.8 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

The Notes and the shares of common stock issuable upon conversion of the Notes, if any, have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws. Unless the Notes and any shares of common stock issuable upon conversion of the Notes have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of the Notes and the common stock, if any, into which the Notes are convertible.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $71.80 through December 31, 2014. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of December 31, 2014, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 11% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal office is located at 3260 Jay Street in Santa Clara, California. On December 12, 2014, we entered into a lease agreement pursuant to which we will lease approximately 328,867 square feet of space, located at 2215 Lawson Lane, 2225 Lawson Lane, and 2235 Lawson Lane, Santa Clara, California. The initial term of the lease is expected to commence on August 15, 2015, although the commencement date may be extended in certain circumstances if specified improvements to the premises have not been completed by such date.

We also maintain offices in various North American, European and Asian countries. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable, terms.

ITEM 3.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The court held case management conferences on June 26, 2014, September 4, 2014 and February 5, 2015. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. A claim construction hearing is scheduled for June 12, 2015. Trial is currently scheduled to begin on May 16, 2016. We have filed petitions for inter partes review of all eight asserted patents with the United States Patent and Trademark Office.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents. BMC is seeking unspecified damages and an injunction. Motions to dismiss and transfer venue are currently pending. BMC served infringement contentions on January 6, 2015. Our invalidity contentions are due March 3, 2015. A claim construction hearing is scheduled for July 10, 2015. Trial is currently scheduled to begin on March 14, 2016.

We intend to vigorously defend these lawsuits. These litigation matters are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, is uncertain. If an unfavorable outcome were to occur in either litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than as described above, we are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “NOW.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2014
First Quarter	$71.80	$54.36
Second Quarter	$63.96	$44.17
Third Quarter	$64.98	$54.11
Fourth Quarter	$70.90	$54.05

Year ended December 31, 2013
First Quarter	$38.22	$25.54
Second Quarter	$43.99	$33.95
Third Quarter	$53.11	$39.83
Fourth Quarter	$58.41	$47.37

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of December 31, 2014, there were 25 registered stockholders of record (not including beneficial holders of stock held in street names) of our common stock

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, the Exchange Act, or the Securities Act except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on June 29, 2012 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Jun 29, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
ServiceNow, Inc.	100.00	157.24	122.07	147.15	164.19	211.18	227.68	243.58	251.87	238.94	275.81
NYSE Composite	100.00	106.46	109.60	118.97	120.54	127.34	138.40	140.95	147.96	145.06	147.74
S&P Systems Software	100.00	101.19	97.22	102.05	112.75	113.91	129.20	139.18	141.64	150.50	158.92

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2014.

Issuer Purchases of Equity Securities

During the year ended December 31, 2014, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

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

The selected consolidated statements of operations data for each of the years ended December 31, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements and are included in this Form 10-K. The consolidated statements of operations data for the six months ended December 31, 2011, fiscal 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011, and June 30, 2011 and 2010 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

In February 2012, we changed our fiscal year-end from June 30 to December 31. References to “fiscal 2010” and “fiscal 2011” are to the fiscal years ended June 30, 2010 and 2011, while references to 2011, 2012, 2013 and 2014 refer to the respective years ending on December 31.

	Year Ended December 31,			Six Months Ended December 31,	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues(1):
Subscription	$567,217	$349,804	$204,526	$64,886	$79,191	$40,078
Professional services and other	115,346	74,846	39,186	8,489	13,450	3,251
Total revenues	682,563	424,650	243,712	73,375	92,641	43,329
Cost of revenues(2)(3):
Subscription	142,687	87,928	63,258	15,073	15,311	6,378
Professional services and other	106,089	67,331	40,751	12,850	16,264	9,812
Total cost of revenues	248,776	155,259	104,009	27,923	31,575	16,190
Gross profit	433,787	269,391	139,703	45,452	61,066	27,139
Operating expenses(2)(3):
Sales and marketing	341,119	195,190	103,837	32,501	34,123	19,334
Research and development	148,258	78,678	39,333	7,030	7,004	7,194
General and administrative	96,245	61,790	34,117	10,084	9,379	28,810
Total operating expenses	585,622	335,658	177,287	49,615	50,506	55,338
Income (loss) from operations	(151,835)	(66,267)	(37,584)	(4,163)	10,560	(28,199)
Interest and other income (expense), net	(23,705)	(4,930)	1,604	(1,446)	606	(1,226)
Income (loss) before provision for income taxes	(175,540)	(71,197)	(35,980)	(5,609)	11,166	(29,425)
Provision for income taxes	3,847	2,511	1,368	1,075	1,336	280
Net income (loss)	$(179,387)	$(73,708)	$(37,348)	$(6,684)	$9,830	$(29,705)
Net income (loss) attributable to common stockholders:
Basic	$(179,387)	$(73,708)	$(37,656)	$(6,996)	$1,639	$(30,345)
Diluted	$(179,387)	$(73,708)	$(37,656)	$(6,996)	$2,310	$(30,345)
Net income (loss) per share attributable to common stockholders:
Basic	$(1.23)	$(0.54)	$(0.51)	$(0.33)	$0.09	$(1.31)
Diluted	$(1.23)	$(0.54)	$(0.51)	$(0.33)	$0.08	$(1.31)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	145,355,543	135,415,809	73,908,631	21,104,219	18,163,977	23,157,576
Diluted	145,355,543	135,415,808	73,908,630	21,104,219	28,095,486	23,157,576

(1)
Revenues subsequent to July 1, 2010 reflect the prospective adoption of new revenue accounting guidance for arrangements with multiple deliverables. Please refer to Note 2 to our consolidated financial statements for further discussion of our revenue recognition policies.

(2)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,			Six Months Ended December 31,	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2011	2010
	(in thousands)
Cost of revenues:
Subscription	$14,988	$8,434	$3,929	$674	$548	$48
Professional services and other	13,116	4,749	1,574	193	117	28
Sales and marketing	54,006	21,609	10,189	2,010	1,004	277
Research and development	42,535	16,223	6,496	704	468	90
General and administrative	29,674	14,566	5,749	2,056	817	102

(3)
Cost of revenues and operating expenses for the fiscal year ended June 30, 2010 reflect compensation expense of $0.7 million and $30.1 million, respectively, related to the repurchase of shares from eligible stockholders in connection with our sale and issuance of Series D preferred stock.

	As of December 31,				As of June 30,
	2014	2013	2012	2011	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$252,455	$366,303	$118,989	$68,088	$59,853	$29,402
Working capital, excluding deferred revenue	809,660	722,214	364,426	95,033	75,801	33,080
Total assets	1,425,079	1,168,476	478,114	156,323	108,746	51,369
Deferred revenue, current and non-current portion	422,238	266,722	170,361	104,636	74,646	40,731
Convertible senior notes, net	443,764	414,777	—	—	—	—
Convertible preferred stock	—	—	—	68,172	67,860	67,227
Total stockholders’ equity (deficit)	428,675	394,259	243,405	(57,426)	(58,381)	(71,262)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing under "Consolidated Financial Statements and Supplementary Data" in Item 8 of this filing. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should carefully read the “Forward Looking Statements" and "Risk Factors” sections of this filing for a discussion of important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

ServiceNow is a leading provider of cloud-based solutions that define, structure, manage and automate services across the global enterprise. By applying a service-oriented lens to the activities, tasks and processes that comprise day-to-day work life, we help the modern enterprise operate faster and be more scalable than ever before. We offer our services on an annual subscription fee basis which includes access to the ordered subscription service and related support including updates to the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training of customer personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 2,826 as of December 31, 2014 from 1,830 as of December 31, 2013.

Key Factors Affecting Our Performance

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the annualized contract value, or ACV, of upsells, net of losses during the period, divided by our total ACV signed during the period. The upsell rate was 36%, 31% and 30% for the years ended December 31, 2014, 2013 and 2012, respectively. Our upsells are primarily derived by an increase in the number of seat licenses purchased by our customers and are also derived from the addition of other subscription services.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from lost customers, divided by the total ACV from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. Our renewal rate was 97%, 96% and 97% for the years ended December 31, 2014, 2013 and 2012, respectively.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel. We generally define a customer as an entity with an active subscription contract as of the measurement date. In situations where there is a single contract that applies to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that has contracted for a separate production instance of our services are counted as a separate customer. As of December 31, 2014, 2013 and 2012, our total customer count was 2,725, 2,061 and 1,512, respectively. Our customer count excludes customers of our Express product offering, which is our recently launched standardized IT service management solution.

Number of customers with ACV greater than $1 million. We count the total number of customers with ACV greater than $1 million as of the end of the period. We had 129, 67 and 37 customers with ACV greater than $1 million as of December 31, 2014, 2013 and 2012, respectively.

G2K customer count. The Global 2000 ("G2K") customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes list is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs, and other market activity to ensure the G2K customer count is accurately captured. For example, when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company, a new G2K customer will be added in the quarter the acquisition occurs. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, only one G2K customer will be counted. Further penetration into entities within the G2K customer is not counted as a new customer in the G2K customer count. Our G2K customer count was 522, 400 and 265 as of December 31, 2014, 2013 and 2012, respectively.

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription period. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contract is generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which is typically 15% of the customer's ACV. The referral fees paid could vary depending on the level of activity the partner performs in the sales process. These fees are included in sales and marketing expense.

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

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to non-cloud-based infrastructure are allocated to cost of revenues and operating expenses based on headcount. Facility costs associated with our data centers (included as part of data center capacity costs) as well as depreciation related to our cloud-based infrastructure hardware equipment are classified as cost of subscription revenues.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, depreciation related to our cloud-based infrastructure hardware equipment, amortization of acquired developed technology intangibles, personnel related costs directly associated with our cloud-based infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party vendors and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid to third-party vendors are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 17%, 17% and 26% for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related expenses for our executive, finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses and stock-based compensation, external legal, accounting and other professional services fees, other corporate expenses and allocated overhead.

Provision for Income Taxes

The provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2014 and 2013. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues:
Subscription	$567,217	$349,804	$204,526
Professional services and other	115,346	74,846	39,186
Total revenues	682,563	424,650	243,712
Cost of revenues(1):
Subscription	142,687	87,928	63,258
Professional services and other	106,089	67,331	40,751
Total cost of revenues	248,776	155,259	104,009
Gross profit	433,787	269,391	139,703
Operating expenses(1):
Sales and marketing	341,119	195,190	103,837
Research and development	148,258	78,678	39,333
General and administrative	96,245	61,790	34,117
Total operating expenses	585,622	335,658	177,287
Loss from operations	(151,835)	(66,267)	(37,584)
Interest and other income (expense), net	(23,705)	(4,930)	1,604
Loss before provision for income taxes	(175,540)	(71,197)	(35,980)
Provision for income taxes	3,847	2,511	1,368
Net loss	$(179,387)	$(73,708)	$(37,348)

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues:
Subscription	$14,988	$8,434	$3,929
Professional services and other	13,116	4,749	1,574
Sales and marketing	54,006	21,609	10,189
Research and development	42,535	16,223	6,496
General and administrative	29,674	14,566	5,749

	Year Ended December 31,
	2014	2013	2012
Revenues:
Subscription	83%	82%	84%
Professional services and other	17	18	16
Total revenues	100	100	100
Cost of revenues:
Subscription	21	21	26
Professional services and other	16	16	17
Total cost of revenues	37	37	43
Gross profit	63	63	57
Operating expenses:
Sales and marketing	50	46	42
Research and development	22	18	16
General and administrative	14	14	14
Total operating expenses	86	78	72
Loss from operations	(23)	(15)	(15)
Interest and other income (expense), net	(2)	(1)	1
Loss before provision for income taxes	(25)	(16)	(14)
Provision for income taxes	1	1	1
Net loss	(26)%	(17)%	(15)%

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues by geography
North America	$465,332	$295,400	$173,001
Europe	173,635	105,177	60,579
Asia Pacific and other	43,596	24,073	10,132
Total revenues	$682,563	$424,650	$243,712

	Year Ended December 31,
	2014	2013	2012
Revenues by geography
North America	68%	69%	71%
Europe	26	25	25
Asia Pacific and other	6	6	4
Total revenues	100%	100%	100%

Comparison of the years ended December 31, 2014 and 2013

Revenues

	Year Ended December 31,		% Change
	2014	2013
	(dollars in thousands)
Revenues:
Subscription	$567,217	$349,804	62%
Professional services and other	115,346	74,846	54%
Total revenues	$682,563	$424,650	61%
Percentage of revenues:
Subscription	83%	82%
Professional services and other	17	18
Total	100%	100%

Subscription revenues increased $217.4 million during the year ended December 31, 2014, compared to the prior year, driven by our upsells, renewals and an increase in our customer count. The number of deals with new ACV greater than $1 million entered into during the years ended December 31, 2014 and 2013 were 36 and 14, respectively. We define new ACV as ACV from new customers and upsells to existing customers. The average new customer contract term were 34 months and 33 months for the years ended December 31, 2014 and 2013, respectively. The average upsell contract term and average renewal contract term remained at 24 months and 26 months, respectively, for the years ended December 31, 2014 and 2013. We calculate the average contract term for new customers, upsells, and renewals based on the term of those contracts entered into during the period weighted by their ACV. Revenues from our direct sales organization and channel partners represented 87% and 13%, respectively, for the year ended December 31, 2014 and 88% and 12%, respectively for the year ended December 31, 2013.

Professional services and other revenues increased $40.5 million during the year ended December 31, 2014, compared to the prior year, due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $8.2 million during the year ended December 31, 2014 compared to $5.0 million in the prior year due to increased sponsorship and paid registrations in the current year.

Our annual total revenues per customer increased to approximately $287,000 for the year ended December 31, 2014, compared to approximately $238,000 for the year ended December 31, 2013. Our annual total revenues per customer is the sum of average quarterly revenues for the trailing four quarters. We calculate average quarterly revenues per customer by dividing the quarter’s revenues by the average number of customers in the quarter. In the second quarter of 2014, we made a change to our calculation to improve the accuracy of our average revenues per customer. In this filing, we have used this updated calculation for each of the years ended December 31, 2014 and 2013. The change in methodology increased the annual total revenues per customer that we had disclosed in the prior year by 3%.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2014	2013
	(dollars in thousands)
Cost of revenues:
Subscription	$142,687	$87,928	62%
Professional services and other	106,089	67,331	58%
Total cost of revenues	$248,776	$155,259	60%
Gross profit percentage:
Subscription	75%	75%
Professional services and other	8%	10%
Total gross profit percentage	63%	63%
Gross profit:	$433,787	$269,391	61%
Headcount (at period end)
Subscription	478	341	40%
Professional services and other	416	295	41%
Total headcount	894	636	41%

Cost of subscription revenues increased $54.8 million during the year ended December 31, 2014, compared to the prior year, primarily due to increased headcount resulting in an increase of $22.9 million in personnel related costs excluding stock-based compensation, an increase of $6.6 million in stock-based compensation, an increase of $6.3 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $4.4 million in other overhead expenses. Data center capacity costs increased $5.4 million primarily due to the expansion of our data centers. Amortization of intangible assets increased $5.4 million as a result of the acquisition of Neebula Systems, Ltd., or Neebula, in July 2014.

Our subscription gross profit percentage was 75% for each of the years ended December 31, 2014 and 2013. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances, but we expect such increase to be at a slower rate than the increase in our subscription revenue, leading to a slight increase in our subscription gross profit percentage for the year ended December 31, 2015 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

We expect to incur a GAAP loss for the year ended December 31, 2015, due to increased costs such as non-cash charges associated with equity awards and business combinations and other expenses.

Cost of professional services and other revenues increased $38.8 million during the year ended December 31, 2014 as compared to the prior year, primarily due to increased headcount resulting in an increase of $21.6 million in personnel related costs excluding stock-based compensation, an increase of $8.4 million in stock-based compensation, an increase of $3.2 million in overhead expenses, and an increase of $6.0 million in contracted third-party vendor costs.

Our professional services and other gross profit percentage decreased to 8% during the year ended December 31, 2014 compared to 10% in the prior year due to increased stock-based compensation. The decrease in gross profit percentage was partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $8.2 million, or 7 percentage points to the professional services and other gross profit percentage for the year ended December 31, 2014. Knowledge contributed $5.0 million in revenue, or 6 percentage points to the professional services and other gross profit percentage for the year ended December 31, 2013. We expect our gross profit percentage from professional services and other to remain relatively flat for the year ended December 31, 2015.

Sales and Marketing

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$341,119	$195,190	75%
Percentage of revenues	50%	46%
Headcount (at period end)	1,011	615	64%

Sales and marketing expenses increased $145.9 million during the year ended December 31, 2014, compared to the prior year, primarily due to increased headcount that resulted in an increase of $67.5 million in personnel related costs excluding stock-based compensation, an increase of $32.4 million in stock-based compensation, an increase of $8.6 million in overhead expenses, and an increase of $21.6 million in commission expense. Commissions and referral fee expenses amounted to 10% of subscription revenues for the years ended December 31, 2014 and 2013.

In addition, expenses related to our annual Knowledge user conference increased $7.0 million, from $8.3 million for the year ended December 31, 2013 to $15.3 million for the year ended December 31, 2014, due to an increase in attendance of more than 50% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $6.1 million for the year ended December 31, 2014 compared to the prior year.

We expect sales and marketing expenses to increase for the year ended December 31, 2015 in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Research and development	$148,258	$78,678	88%
Percentage of revenues	22%	18%
Headcount (at period end)	585	352	66%

Research and development expenses increased $69.6 million during the year ended December 31, 2014, compared to the prior year, primarily due to increased headcount which resulted in an increase of $34.9 million in personnel related costs excluding stock-based compensation, an increase of $26.3 million in stock-based compensation and an increase of $6.7 million in overhead expenses.

We expect research and development expenses to increase for the year ended December 31, 2015 in absolute dollar terms, but remain flat as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
General and administrative	$96,245	$61,790	56%
Percentage of revenues	14%	14%
Headcount (at period end)	336	227	48%

General and administrative expenses increased $34.5 million during the year ended December 31, 2014, compared to the prior year, primarily due to increased headcount which resulted in an increase of $10.3 million in personnel related costs excluding stock-based compensation, an increase of $15.1 million in stock-based compensation and an increase of $3.0 million in overhead expenses. Outside services increased $4.5 million primarily due to an increase in legal fees associated with our litigation, an increase in the number of contractors to support our administrative functions and costs associated with the acquisition of Neebula.

We expect general and administrative expenses to increase for the year ended December 31, 2015 in absolute dollar terms as we continue to hire people and incur costs associated with our litigation, but to decrease as a percentage of total revenues as we continue to grow.

Stock-based Compensation

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Cost of revenues:
Subscription	$14,988	$8,434	78%
Professional services and other	13,116	4,749	176%
Sales and marketing	54,006	21,609	150%
Research and development	42,535	16,223	162%
General and administrative	29,674	14,566	104%
Total stock-based compensation	$154,319	$65,581	135%
Percentage of revenues	23%	15%

Stock-based compensation increased $88.7 million during the year ended December 31, 2014, compared to the prior year, primarily due to increased headcount, an increase in the weighted-average grant date fair value of stock awards, and performance RSUs granted to our executives in the current year. The new equity incentive awards granted in the current year, including the performance RSUs, resulted in an increase of $75.1 million in stock-based compensation. The weighted-average grant date exercise price per stock option share was $61.40 and $38.07 for the year ended December 31, 2014 and 2013, respectively. The weighted-average grant date fair value per restricted stock unit was $61.13 and $38.15 for the year ended December 31, 2014 and 2013, respectively.

In addition, stock-based compensation increased $19.9 million related to equity incentive awards granted in the prior year, for which a partial year of expense was recognized in the prior year and $2.4 million related to increased participation in our employee stock purchase plan. The increase in stock-based compensation was partially offset by stock awards forfeited in the current year and stock awards fully vesting in the current year.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price and the uncertainty around the achievement of performance criteria associated with our performance RSUs. We expect stock-based compensation to continue to increase for the year ended December 31, 2015 in absolute dollar terms and as a percentage of total revenues.

We expect to incur a GAAP loss for the year ended December 31, 2015, due to increased costs such as non-cash charges associated with equity awards and business combinations and other expenses.

Interest and Other Income (Expense), net

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Interest expense related to the Notes	$(29,059)	$(3,498)	731%
Interest income	2,964	1,053	181%
Foreign currency exchange gain/(loss)	2,490	(2,493)	(200)%
Other	(100)	8	NM
Interest and other income/(expense), net	$(23,705)	$(4,930)	NM
Percentage of revenues	(2)%	(1)%

Interest and other expense, net, increased $18.8 million during the year ended December 31, 2014, compared to the prior year, primarily due to a $25.6 million increase in amortization expense of debt discount and issuance costs related to our convertible senior notes (the "Notes") issued in November 2013, partially offset by a gain from foreign currency transactions and increased interest income. We had a foreign currency transaction gain of $2.5 million for the year ended December 31, 2014, compared to a loss of $2.5 million for the prior year, primarily due to the strengthening of the U.S. Dollar against other major currencies and an increase in our foreign operations. Interest income increased $1.9 million due to the higher investment balances during the year ended December 31, 2014 compared to the prior year. During the year ended December 31, 2015, we expect to incur approximately $31.1 million in amortization expense of debt discount and issuance costs related to the Notes. Our expanding international operations will continue to increase our exposure to currency risks, though we cannot presently predict the impact of this exposure on our consolidated financial statements.

While we have not engaged in the hedging of our foreign currency transactions to date, we are presently evaluating the costs and benefits of initiating such a program and may hedge selected significant transactions denominated in currencies other than the U.S. dollar in the future.

 Provision for Income Taxes

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Loss before income taxes	$(175,540)	$(71,197)	147%
Provision for income taxes	3,847	2,511	53%
Effective tax rate	(2)%	(4)%

Our effective tax rate was (2)% for the year ended December 31, 2014 compared to (4)% for the prior year. Our tax expense increased $1.3 million during the year ended December 31, 2014, compared to the prior year, primarily due to a higher proportion of taxable earnings in foreign jurisdictions. See Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign structuring, we expect our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. We consider the earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States.

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

Our annual total revenues per customer increased to approximately $238,000 for the year ended December 31, 2013, compared to approximately $199,000 for the year ended December 31, 2012. Our annual total revenues per customer is the sum of average quarterly revenues for the trailing four quarters. We calculate average quarterly revenues per customer by dividing the quarter’s revenues by the average number of customers in the quarter. In the second quarter of 2014, we made a change to our calculation to improve the accuracy of our average revenues per customer. In this filing, we have used this updated calculation for each of the years ended December 31, 2013 and 2012. The change in methodology increased the annual total revenues per customer that we had disclosed in the prior year by 5%.

Cost of Revenues and Gross Profit (Loss) Percentage

	Year Ended December 31,		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$87,928	$63,258	39%
Professional services and other	67,331	40,751	65%
Total cost of revenues	$155,259	$104,009	49%
Gross profit (loss) percentage:
Subscription	75%	69%
Professional services and other	10%	(4)%
Total gross profit percentage	63%	57%
Gross profit:	$269,391	$139,703	93%
Headcount (at period end)
Subscription	341	218	56%
Professional services and other	295	183	61%
Total headcount	636	401	59%

Cost of subscription revenues increased $24.7 million during the year ended December 31, 2013, compared to the prior year, primarily due to increased headcount resulting in an increase of $14.6 million in personnel related costs excluding stock-based compensation, an increase of $4.5 million in stock-based compensation, an increase of $4.7 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $2.7 million in other overhead expenses. Data center capacity costs decreased $1.8 million primarily due to the migration of customers from our managed service data centers to our co-location data centers.

Our subscription gross profit percentage was 75% for the year ended December 31, 2013 compared to 69% for the prior year.

Cost of professional services and other revenues increased $26.6 million during the year ended December 31, 2013 as compared to the prior year primarily due to increased headcount resulting in an increase of $17.3 million in personnel related costs excluding stock-based compensation, an increase of $3.2 million in stock-based compensation, an increase of $2.1 million in overhead expenses, and an increase of $3.7 million in outside services costs.

Our professional services and other gross profit (loss) percentage increased to 10% during the year ended December 31, 2013 compared to (4)% in the prior year due to improved scoping and pricing on customer engagements, better resource utilization and an increase in revenues from our annual Knowledge user conference which contributed six percentage points to the professional services and other gross profit percentage for each of the years ended December 31, 2013 and 2012. All related expenses from our annual Knowledge user conference are recorded in sales and marketing.

Sales and Marketing

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$195,190	$103,837	88%
Percentage of revenues	46%	42%
Headcount (at period end)	615	350	76%

Sales and marketing expenses increased $91.4 million during the year ended December 31, 2013 as compared to the prior year, primarily due to increased headcount that resulted in an increase of $45.2 million in personnel related costs excluding stock-based compensation, an increase of $11.4 million in stock-based compensation, an increase of $5.2 million in overhead expenses and an increase of $17.5 million in commissions expense. Commissions increased primarily due to growth in bookings and current year changes to our commission plans that place more emphasis on achieving quarterly targets and allow for participants in the plan to increase their compensation at a higher rate for exceeding their annual targets. Commissions and referral fees amounted to 10% and 8% of subscription revenues for the years ended December 31, 2013 and 2012, respectively. Marketing and event expenses increased $10.7 million, which included a $4.7 million increase in expenses related to our annual Knowledge user conference due to attendance more than doubling compared to the prior year.

Research and Development

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Research and development	$78,678	$39,333	100%
Percentage of revenues	18%	16%
Headcount (at period end)	352	200	76%

Research and development expenses increased $39.3 million during the year ended December 31, 2013 as compared to the prior year, primarily due to increased headcount which resulted in an increase of $23.9 million in personnel related costs excluding stock-based compensation, an increase of $9.7 million in stock-based compensation, an increase of $4.0 million in overhead expenses and an increase of $1.5 million in outside services related to increased use of consultants.

General and Administrative

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
General and administrative	$61,790	$34,117	81%
Percentage of revenues	14%	16%
Headcount (at period end)	227	126	80%

General and administrative expenses increased $27.7 million during the year ended December 31, 2013 as compared to the prior year, primarily due to increased headcount which resulted in an increase of $13.4 million in personnel related costs excluding stock-based compensation, an increase of $8.8 million in stock-based compensation and an increase of $2.8 million in overhead expenses. Outside services increased $2.9 million primarily due to our international expansion and the acquisition of Mirror42 Holding B.V. The increase is also related to costs associated with our first full year of being a public company.

Stock-based Compensation

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Cost of revenues:
Subscription	$8,434	$3,929	115%
Professional services and other	4,749	1,574	202%
Sales and marketing	21,609	10,189	112%
Research and development	16,223	6,496	150%
General and administrative	14,566	5,749	153%
Total stock-based compensation	$65,581	$27,937	135%
Percentage of revenues	15%	11%

Stock-based compensation increased $37.6 million during the year ended December 31, 2013, compared to the prior year, primarily due to increased headcount and an increase in the weighted-average grant date fair value of stock awards. The new equity incentive awards granted in the year ended December 31, 2013 resulted in an increase of $29.0 million in stock-based compensation. The weighted-average grant date exercise price per stock option share was $38.07 and $15.03 for the year ended December 31, 2013 and 2012, respectively. The weighted-average grant date fair value per restricted stock unit was $38.15 and $17.02 for the year ended December 31, 2013 and 2012, respectively.

In addition, stock-based compensation increased $7.4 million related to equity incentive awards granted in the prior year, for which a partial year of expenses was recognized in the prior year and $2.7 million related to our employee purchase plan which became effective on June 28, 2012. The increase in stock-based compensation was partially offset by stock awards forfeited in the current year and stock awards fully vesting in the current year.

Interest and Other Income (Expense), net

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Interest expense related to the Notes	$(3,498)	$—	NM
Interest income	1,053	351	200%
Foreign currency exchange gain/(loss)	(2,493)	1,067	(334)%
Other	8	186	(96)%
Interest and other income/(expense), net	$(4,930)	$1,604	NM
Percentage of revenues	(1)%	1%

Interest and other income, net, decreased $6.5 million during the year ended December 31, 2013 as compared to the prior year, primarily due to a loss from foreign currency transactions and $3.5 million in amortization expense of debt discount and issuance costs related to our Notes issued in November 2013. We had a foreign currency transaction loss of $2.5 million for the year ended December 31, 2013 as compared to a gain of $1.1 million for the prior year, primarily due to the strengthening of the Euro against other major currencies and an increase in our foreign operations. The decrease was partially offset by an increase of $0.7 million in interest income due to the higher investment balances during the year ended December 31, 2013 compared to the prior year.

 Provision for Income Taxes

	Year Ended December 31		% Change
	2013	2012
	(dollars in thousands)
Loss before income taxes	$(71,197)	$(35,980)	98%
Provision for income taxes	2,511	1,368	84%
Effective tax rate	(4)%	(4)%

Our effective tax rate remained at (4)% during the years ended December 31, 2013 and 2012. Our tax expense increased $1.1 million during the year ended December 31, 2013 as compared to the prior year due to a higher proportion of earnings in foreign jurisdictions with high statutory tax rates, a higher loss from U.S. operations, the tax effect of acquired companies, and the issuance of the Notes. See Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 30, 2014	Sep 30, 2014	June 30, 2014	March 31, 2014	Dec 30, 2013	Sep 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share data)
Revenues:
Subscription	$166,751	$150,367	$132,724	$117,375	$104,878	$92,992	$80,376	$71,558
Professional services and other	31,253	28,345	34,033	21,715	20,352	18,267	21,846	14,381
Total revenues	198,004	178,712	166,757	139,090	125,230	111,259	102,222	85,939
Cost of revenues:
Subscription	40,330	37,925	33,243	31,189	25,968	23,429	20,219	18,312
Professional services and other	30,308	28,161	25,695	21,925	19,410	18,146	15,779	13,996
Total cost of revenues	70,638	66,086	58,938	53,114	45,378	41,575	35,998	32,308
Gross profit	127,366	112,626	107,819	85,976	79,852	69,684	66,224	53,631
Operating expenses:
Sales and marketing	95,764	84,002	91,937	69,416	57,337	47,336	52,291	38,226
Research and development	42,026	39,683	35,439	31,110	23,869	20,819	17,951	16,039
General and administrative	26,260	23,440	24,914	21,631	18,007	16,179	15,325	12,279
Total operating expenses	164,050	147,125	152,290	122,157	99,213	84,334	85,567	66,544
Loss from operations	(36,684)	(34,499)	(44,471)	(36,181)	(19,361)	(14,650)	(19,343)	(12,913)
Interest and other income (expense), net	(6,562)	(5,949)	(5,231)	(5,963)	(4,326)	600	(1,323)	119
Loss before provision for income taxes	(43,246)	(40,448)	(49,702)	(42,144)	(23,687)	(14,050)	(20,666)	(12,794)
Provision for income taxes	1,417	602	661	1,167	545	663	739	564
Net loss	$(44,663)	$(41,050)	$(50,363)	$(43,311)	$(24,232)	$(14,713)	$(21,405)	$(13,358)
Net loss attributable to common stockholders - basic and diluted	$(44,663)	$(41,050)	$(50,363)	$(43,311)	$(24,232)	$(14,713)	$(21,405)	$(13,358)
Net loss per share attributable to common stockholders - basic and diluted	$(0.30)	$(0.28)	$(0.35)	$(0.30)	$(0.17)	$(0.11)	$(0.16)	$(0.10)

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

Our revenues have increased over the periods presented due to increased sales to new customers, as well as upsells to existing customers. We have historically seen an increase in professional services and other revenues in the quarter ended June 30, and a corresponding decrease in professional services and other revenues in the quarter ended September 30 due to the revenues earned from our annual Knowledge user conference that occurs in the quarter ended June 30. Our operating expenses have increased over the periods presented primarily due to increases in headcount and other related expenses to support our growth. We have historically seen an increase in marketing expenses in the quarter ended June 30, and a corresponding decrease in marketing expenses in the quarter ended September 30 due to the expenses incurred for our annual Knowledge user conference. We anticipate operating expenses will continue to increase in future periods as we continue to focus on investing in the long-term growth of our business.

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$138,900	$81,746	$48,766
Net cash used in investing activities	(316,928)	(402,795)	(239,149)
Net cash provided by financing activities	70,772	568,570	241,839
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates on cash	(113,848)	247,314	50,901

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of December 31, 2014, we had $668.8 million in cash and cash equivalents and short-term investments, of which $78.4 million represented cash located overseas. In addition, we had $266.8 million in long-term investments which provide additional capital resources.

In November 2013, we issued Notes with an aggregate principal amount of $575.0 million and concurrently entered into a hedge, or Note Hedge, and warrant transaction, or Warrants. The net proceeds of this debt issuance are being used for general corporate purposes, including potential acquisitions and strategic transactions. The Warrants are exercisable at a strike price of $107.46 per share. Upon conversion of the Notes, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2014, the Notes were not convertible.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets and investments in office facilities to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions, if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of net income adjusted for certain non-cash items, including depreciation and amortization, amortization of issuance cost and debt discount, stock-based compensation, tax benefits from employee stock plans and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $138.9 million for the year ended December 31, 2014 compared to $81.7 million for the prior year. The increase in operating cash flow was primarily due to an increased net loss offset by a substantial increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased due to increased sales for the year ended December 31, 2014. The increase was partially offset by a decrease in net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses due to the growth of our business and increased headcount of 54% for the year ended December 31, 2014.

Net cash provided by operating activities was $81.7 million for the year ended December 31, 2013 compared to $48.8 million for the prior year. The increase in operating cash flow was primarily due to an increased net loss offset by a substantial increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased due to increased sales for the year ended December 31, 2013. The increase was offset by a decrease in net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses due to the growth of our business and increased headcount of 70% for the year ended December 31, 2013.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $316.9 million compared to $402.8 million for the prior year. The decrease in cash used in investing activities was mainly due to a decrease in the net purchases of investments of $171.3 million. The decrease was offset by an increase of $86.5 million in acquisition activity due to the Neebula acquisition in 2014.

Net cash used in investing activities for the year ended December 31, 2013 was $402.8 million compared to $239.1 million for the prior year. The increase in cash used in investing activities was mainly due to increases in the net purchases of investments of $136.8 million and capital expenditures of $13.3 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth. Additionally, in 2013 we paid $13.3 million for the acquisition of Mirror42 Holding B.V.

 Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $70.8 million compared to $568.6 million for the prior year. The decrease in cash provided by financing activities was primarily due to net proceeds of $511.7 million from issuance of the Notes and Warrants and purchase of the Note Hedge in 2013. The decrease was offset by $13.2 million increase in proceeds from the exercise of employee stock options and the Employee Stock Purchase Plan, or ESPP and related tax benefit.

Net cash provided by financing activities for the year ended December 31, 2013 was $568.6 million compared to $241.8 million for the prior year. The increase in cash provided by financing activities was primarily due to net proceeds of $511.7 million from issuance of the Notes and Warrants and purchase of the Note Hedge, and $38.8 million increase in proceeds from exercise of employee stock options and $13.2 million proceeds from our ESPP. For the year ended December 31, 2012, we received $169.8 million net proceeds from our IPO, $50.6 million net proceeds from our follow-on offering, and $17.8 million net proceeds from the issuance of common stock.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.

The following table represents our known contractual obligations as of December 31, 2014, aggregated by type:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases:
Data centers(1)	$20,009	$9,561	$9,186	$1,238	$24
Facilities space(2)	263,563	15,511	52,872	51,337	143,843
Convertible Senior Notes	575,000	—	—	575,000	—
Other	4,876	297	1,018	1,018	2,543
Total contractual obligations	$863,448	$25,369	$63,076	$628,593	$146,410

(1)	Operating leases for data centers represent our principal commitment for co-location facilities for data center capacity.

(2)	Operating leases for facilities space represent our principal commitments, which consists of obligations under office space leases.

In addition to the obligations in the table above, approximately $2.9 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2014. It is uncertain as to if or when such amounts may be settled. We have also recorded a liability for potential penalties of $0.2 million and interest of $0.2 million related to these unrecognized tax benefits.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

While our significant accounting policies are more fully described in Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

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

We commence revenue recognition when all of the following conditions are met:

•There is persuasive evidence of an arrangement;
•The service has been provided to the customer;
•The collection of related fees is reasonably assured; and
•The amount of fees to be paid by the customer is fixed or determinable.

We use a signed contract together with a signed order form or a purchase order, as evidence of an arrangement for a new customer. In subsequent transactions with an existing customer, including an upsell or a renewal, we consider the existing signed contract and either the new signed order form or new purchase order as evidence of an arrangement.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are directly associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees are deferred and amortized on a straight-line basis over the non-cancelable terms of the related customer contracts. We include amortization of deferred commissions in sales and marketing expense in the consolidated statements of comprehensive loss. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized.

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, during our fourth quarter, or more frequently if circumstances indicate that goodwill may not be recoverable. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have only one reporting unit. We did not recognize any impairment charges related to goodwill during the years ended December 31, 2014 and 2013.

Intangible assets are amortized over their useful lives ranging from 18 months to seven years. Each period we evaluate the estimated remaining useful life of purchased intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. We periodically review the carrying amounts of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.

Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operating expenses will not occur as a result of future goodwill, intangible assets and other long-lived assets impairment tests.

 Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. For RSUs granted with a performance condition, the expenses are recognized on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria. This has the impact of greater stock-based compensation expense during the initial years of the vesting period as stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. We recognize compensation expense related to shares issued pursuant to the ESPP, on a straight-line basis over the offering period. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSU awards using the fair value of our common stock on the date of grant. We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. We evaluate the forfeiture rates at least annually, or when events or circumstances indicate a change may be needed. This may cause a fluctuation in our stock-based compensation in the period of change.

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carry-forward periods, and prudent and feasible tax planning strategies.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority, based on the technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in our tax provision. Significant judgment is required to evaluate uncertain tax positions. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and therefore are adversely affected by a strengthening of the U.S. dollar relative to these currencies. Revenues denominated in U.S. dollar as a percentage of total revenue was 72%, 77% and 80% during the years ended December 31, 2014, 2013 and 2012, respectively. Changes in exchange rates have recently and may continue to negatively affect our revenues as denominated in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to remeasuring certain monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. We are unable to accurately forecast the changes in exchange rates and consequent gains and losses from such fluctuations. We recognized a net foreign currency gain of $2.5 million for the year ended December 31, 2014, and net foreign currency losses of $2.5 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.

We estimate that a decline in the value of the U.S. dollar as measured against the other currencies in which our transactions are denominated would have widened our operating loss in the year ended December 31, 2014.  A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an approximately $3.5 million increase in operating loss for the year ended December 31, 2014. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity

In February 2012, we began investing in corporate debt securities. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2014, a hypothetical 100 basis point increase in interest rates would result in an approximate $5.6 million decline of the fair value of our available-for-sale securities and a hypothetical 100 basis point decrease in interest rates would result in an approximate $5.0 million increase of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

Market Risk

In November 2013, we issued Notes with an aggregate principal amount of $575.0 million. We carry this instrument at face value less unamortized discount on our consolidated balance sheet. Because this instrument does not bear interest, we have no financial statement risk associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuate when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of ServiceNow, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2014 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 27, 2015

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$252,455	$366,303
Short-term investments	416,336	268,251
Accounts receivable, net	159,171	108,339
Current portion of deferred commissions	43,232	31,123
Prepaid expenses and other current assets	35,792	23,733
Total current assets	906,986	797,749
Deferred commissions, less current portion	29,453	21,318
Long-term investments	266,772	255,356
Property and equipment, net	104,237	75,560
Intangible assets, net	54,526	5,796
Goodwill	55,016	8,724
Other assets	8,089	3,973
Total assets	$1,425,079	$1,168,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,829	$7,405
Accrued expenses and other current liabilities	79,497	68,130
Current portion of deferred revenue	409,671	252,553
Total current liabilities	506,997	328,088
Deferred revenue, less current portion	12,567	14,169
Convertible senior notes, net	443,764	414,777
Other long-term liabilities	33,076	17,183
Total liabilities	996,404	774,217
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value; 600,000,000 shares authorized; 149,509,092 and 140,354,605 shares issued and outstanding at December 31, 2014 and 2013, respectively	150	140
Additional paid-in capital	799,221	573,791
Accumulated other comprehensive loss	(12,113)	(476)
Accumulated deficit	(358,583)	(179,196)
Total stockholders’ equity	428,675	394,259
Total liabilities and stockholders’ equity	$1,425,079	$1,168,476

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Subscription	$567,217	$349,804	$204,526
Professional services and other	115,346	74,846	39,186
Total revenues	682,563	424,650	243,712
Cost of revenues(1):
Subscription	142,687	87,928	63,258
Professional services and other	106,089	67,331	40,751
Total cost of revenues	248,776	155,259	104,009
Gross profit	433,787	269,391	139,703
Operating expenses(1):
Sales and marketing	341,119	195,190	103,837
Research and development	148,258	78,678	39,333
General and administrative	96,245	61,790	34,117
Total operating expenses	585,622	335,658	177,287
Loss from operations	(151,835)	(66,267)	(37,584)
Interest and other income (expense), net	(23,705)	(4,930)	1,604
Loss before provision for income taxes	(175,540)	(71,197)	(35,980)
Provision for income taxes	3,847	2,511	1,368
Net loss	$(179,387)	$(73,708)	$(37,348)
Net loss attributable to common stockholders - basic and diluted:	$(179,387)	$(73,708)	$(37,656)
Net loss per share attributable to common stockholders - basic and diluted:	$(1.23)	$(0.54)	$(0.51)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted:	145,355,543	135,415,809	73,908,631
Other comprehensive loss:
Foreign currency translation adjustments	$(11,027)	$(303)	$(830)
Unrealized loss on investments	(610)	(137)	(105)
Other comprehensive loss, net of tax	(11,637)	(440)	(935)
Comprehensive loss	$(191,024)	$(74,148)	$(38,283)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2014	2013	2012

Cost of revenues:
Subscription	$14,988	$8,434	$3,929
Professional services and other	13,116	4,749	1,574
Sales and marketing	54,006	21,609	10,189
Research and development	42,535	16,223	6,496
General and administrative	29,674	14,566	5,749

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series C Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	983,606	$5,957	2,500,000	$3,805	3,988,636	$7,165	2,990,635	$51,245	22,229,978	$22	$9,793	$(68,140)	$899	$(57,426)
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	—	—	—	—	10,350,000	10	169,774	—	—	169,784
Conversion of preferred stock to common stock upon initial public offering	(983,606)	(5,966)	(2,500,000)	(3,905)	(3,988,636)	(7,364)	(2,990,635)	(51,245)	83,703,016	84	68,396	—	—	68,480
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	—	—	—	—	—	—	1,897,500	2	49,848	—	—	49,850
Common stock issued under employee stock plans	—	—	—	—	—	—	—	—	6,654,558	6	4,047	—	—	4,053
Issuance of common stock to third party investors, net of issuance costs	—	—	—	—	—	—	—	—	1,750,980	2	17,846	—	—	17,848
Tax benefit from employee stock plans	—	—	—	—	—	—	—	—	—	—	1,694	—	—	1,694
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	1,606	—	—	1,606
Buyback of restricted common stock	—	—	—	—	—	—	—	—	(34,168)	—	—	—	—	—
Buyback and retirement of common stock	—	—	—	—	—	—	—	—	(184,164)	—	(1,960)	—	—	(1,960)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	28,067	—	—	28,067
Accretion of preferred stock dividends and issuance costs	—	9	—	100	—	199	—	—	—	—	(308)	—	—	(308)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	—	—	—	(935)	(935)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(37,348)	—	(37,348)
Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	126,367,700	$126	$348,803	$(105,488)	$(36)	$243,405

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series C Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued under employee stock plans	—	—	—	—	—	—	—	—	13,986,905	14	56,484	—	—	56,498
Tax benefit from employee stock plans	—	—	—	—	—	—	—	—	—	—	1,658	—	—	1,658
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	381	—	—	381
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	65,694	—	—	65,694
Equity component of the convertible notes, net	—	—	—	—	—	—	—	—	—	—	152,061	—	—	152,061
Purchase of convertible note hedge	—	—	—	—	—	—	—	—	—	—	(135,815)	—	—	(135,815)
Sales of warrants	—	—	—	—	—	—	—	—	—	—	84,525	—	—	84,525
Other comprehensive loss, net	—	—	—	—	—	—	—	—			—	—	(440)	(440)
Net loss	—	—	—	—	—	—	—	—			—	(73,708)	—	(73,708)
Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	140,354,605	$140	$573,791	$(179,196)	$(476)	$394,259
Common stock issued under employee stock plans	—	—	—	—	—	—	—	—	9,154,487	10	68,723	—	—	68,733
Tax benefit from employee stock plans	—	—	—	—	—	—	—	—	—	—	2,001	—	—	2,001
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	167	—	—	167
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	154,539	—	—	154,539
Other comprehensive loss, net	—	—	—	—	—	—	—	—			—	—	(11,637)	(11,637)
Net loss	—	—	—	—	—	—	—	—			—	(179,387)	—	(179,387)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	149,509,092	$150	$799,221	$(358,583)	$(12,113)	$428,675

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(179,387)	$(73,708)	$(37,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,059	24,152	13,506
Amortization of premiums on investments	8,084	4,758	1,337
Amortization of deferred commissions	51,270	29,364	13,710
Amortization of debt discount and issuance costs	29,059	3,498	—
Stock-based compensation	154,319	65,581	27,937
Tax benefit from employee stock plans	(2,037)	(1,658)	(1,694)
Deferred income tax	(1,198)	(231)	(746)
Other	(4,469)	558	2,850
Changes in operating assets and liabilities:
Accounts receivable	(56,785)	(29,506)	(33,341)
Deferred commissions	(73,786)	(54,943)	(29,175)
Prepaid expenses and other assets	(5,540)	3,471	(2,904)	(1)
Accounts payable	10,223	(252)	4,887
Deferred revenue	168,393	94,405	64,845
Accrued expenses and other liabilities	(1,305)	16,257	24,902
Net cash provided by operating activities	138,900	81,746	48,766
Cash flows from investing activities:
Purchases of property and equipment	(54,379)	(55,321)	(42,066)
Acquisition, net of cash acquired	(99,813)	(13,330)	—
Purchases of investments	(521,393)	(570,679)	(240,626)
Sale of investments	166,997	55,158	1,025
Maturities of investments	191,715	181,554	42,473
Restricted cash	(55)	(177)	45
Net cash used in investing activities	(316,928)	(402,795)	(239,149)
Cash flows from financing activities:
Net proceeds from initial public offering	—	—	169,784
Net proceeds from (offering costs paid in connection with) follow-on offering	—	(698)	50,561
Net proceeds from borrowings on convertible senior notes	—	562,941	—
Proceeds from issuance of warrants	—	84,525	—
Purchase of convertible note hedge	—	(135,815)	—
Proceeds from employee stock plans	68,735	55,959	3,912
Tax benefit from employee stock plans	2,037	1,658	1,694
Net proceeds from issuance of common stock	—	—	17,848
Purchases of common stock and restricted stock from stockholders	—	—	(1,960)
Net cash provided by financing activities	70,772	568,570	241,839
Foreign currency effect on cash and cash equivalents	(6,592)	(207)	(555)
Net increase (decrease) in cash and cash equivalents	(113,848)	247,314	50,901
Cash and cash equivalents at beginning of period	366,303	118,989	68,088
Cash and cash equivalents at end of period	$252,455	$366,303	$118,989
Supplemental disclosures of other cash flow information:
Income taxes paid	$12,604	$920	$1,524
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$68,480
Property and equipment included in accounts payable, accrued expenses and other liabilities	16,474	3,741	1,234
Exercise of stock options included in prepaid and other assets	4	10	1,089
Offering costs not yet paid	—	—	711

(1)	Includes $5.3 million payment received from our founder during the year ended December 31, 2012. Refer to Note 17.

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of the Business

ServiceNow is a leading provider of cloud-based solutions that define, structure, manage and automate services across the global enterprise. By applying a service-oriented lens to the activities, tasks and processes that comprise day-to-day work life, we help the modern enterprise operate faster and be more scalable than ever before.

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

Foreign Currency Translation

The functional currencies for our foreign subsidiaries are primarily their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in interest and other income (expense), net within the consolidated statements of comprehensive loss.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to non cloud-based infrastructure hardware equipment are allocated to cost of revenues and operating expenses based on headcount. Facility costs associated with our data centers as well as depreciation related to our cloud-based infrastructure hardware equipment is classified as cost of subscription revenues.

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

We commence revenue recognition when all of the following conditions are met:

•There is persuasive evidence of an arrangement;
•The service has been provided to the customer;
•The collection of related fees is reasonably assured; and

•The amount of fees to be paid by the customer is fixed or determinable.

 We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Once our services are available to customers, we record amounts due in accounts receivable and in deferred revenue.

We recognize professional services revenues as the services are delivered using a proportional performance model. Such services are delivered over a short period of time. In instances where final acceptance of the services are required before revenues are recognized, we defer professional services revenues and the associated costs until all acceptance criteria have been met.

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

 Deferred Commissions

Deferred commissions are the incremental selling costs that are directly associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees are deferred and amortized on a straight-line basis over the terms of the related customer contracts. We include amortization of deferred commissions in sales and marketing expense in the consolidated statements of comprehensive loss.

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

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit and U.S. government agency securities. We classify investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest and other income (expense), net in the consolidated statements of comprehensive loss.

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

When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expenses. Repairs and maintenance expenses are charged to our statements of comprehensive loss as incurred.

Capitalized Software Costs

Costs incurred to develop our internal administration, finance and accounting systems are capitalized during the application development stage and amortized over the software’s estimated useful life of three to five years.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations or periods during the lease term where rent is not required, we recognize rent expense based on allocating the total rent payable on a straight-line basis over the term of the lease excluding lease extension periods. The difference between rent payments and straight-line rent expense is recorded as deferred rent in the consolidated balance sheets. Deferred rent that will be recognized during the ensuing 12-month period is recorded as the current portion of deferred rent and the remainder is recorded as long-term deferred rent.

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, during the fourth quarter, or more frequently if circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives ranging from 18 months to seven years. Each period we evaluate the estimated remaining useful life of purchased intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

We periodically review the carrying amounts of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.

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

Upon the closing of our IPO on July 5, 2012, all of the outstanding 10,462,877 shares of convertible preferred stock automatically converted into an aggregate of 83,703,016 shares of common stock. As of December 31, 2014 and 2013, we had no shares of preferred stock outstanding.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. For RSUs granted with a performance condition, the expenses are recognized on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria. This has the impact of greater stock-based compensation expense during the initial years of the vesting period as stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan, or ESPP, on a straight-line basis over the offering period. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSUs using the fair value of our common stock on the date of grant. We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates.

Net Loss Per Share Attributable to Common Stockholders

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash, cash equivalents, investments, accounts receivable. We maintain cash, cash equivalents and investments at financial institutions that management believes are high credit, quality financial institutions. We invest in securities with a minimum rating of A by Standard & Poor's and A-2 by Moody's. We are also exposed to credit risk under the convertible note hedge (the "Note Hedge") transactions that may result from counterparties' non-performance.

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2014 and 2013, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenues in any of the periods presented.

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

	Balance at Beginning of Year	Additions (deductions): Charged to Operations	Additions (deductions): Charged to Deferred Revenue	Less: Write-offs	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$1,143	395	(523)	206	$809
Year ended December 31, 2013
Allowance for doubtful accounts	$742	(43)	946	502	$1,143

Warranties and Indemnification

Our cloud-based service to automate enterprise service operations is typically warranted to perform in material conformance with specifications.

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

	Balance at Beginning of Year	Additions: Charged Against Revenue	Less: Usage	Balance at End of Year
Year ended December 31, 2014
Service level credit accrual	$648	481	201	$928
Year ended December 31, 2013
Service level credit accrual	$1,196	430	978	$648

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

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carry-forward periods, and prudent and feasible tax planning strategies.

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

(3)    Investments

The following is a summary of our investments excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$8,195	$1	$—	$8,196
Corporate notes and bonds	554,421	56	(845)	553,632
Certificates of deposit	27,251	8	(2)	27,257
U.S. government agency securities	94,093	2	(72)	94,023
Total available-for-sale securities	$683,960	$67	$(919)	$683,108

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$124,330	$10	$(21)	$124,319
Corporate notes and bonds	399,519	129	(360)	399,288
Total available-for-sale securities	$523,849	$139	$(381)	$523,607

As of December 31, 2014, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

December 31, 2014
Due in 1 year or less	$416,336
Due in 1 year through 2 years	266,772
Total	$683,108

We had certain available-for-sale securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these available-for-sale securities aggregated by investment types (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	—	—	81,467	(21)
Corporate notes and bonds	436,140	(845)	293,642	(360)
Certificates of deposit	7,999	(2)	—	—
U.S. government agency securities	80,014	(72)	—	—
Total	$524,153	$(919)	$375,109	$(381)

As of December 31, 2014, we had a total of 283 available-for-sale securities in an unrealized loss position.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$201,314	$—	$—	$201,314
Money market funds	46,541	—	—	46,541
Commercial paper	—	4,600	—	4,600
Short-term investments:
Commercial paper	—	8,196	—	8,196
Corporate notes and bonds	—	342,864	—	342,864
Certificates of deposit	—	25,258	—	25,258
U.S. government agency securities	—	40,018	—	40,018
Long-term investments:
Corporate notes and bonds	—	210,768	—	210,768
Certificates of deposit	—	1,999	—	1,999
U.S. government agency securities	—	54,005	—	54,005
Total	$247,855	$687,708	$—	$935,563

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

(5)    Acquisitions
Neebula Systems Ltd.
On July 11, 2014, we completed the acquisition of a privately-held company, Neebula Systems Ltd., or Neebula, by acquiring all issued and outstanding common shares of Neebula for approximately $100 million in an all-cash transaction. Neebula’s flagship product, ServiceWatch, automates the discovery, mapping and monitoring of IT-enabled enterprise services. The acquisition will expand the overall capabilities of our IT operations management offerings. The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible assets acquired	$102
Intangible assets:
Developed technology	56,200	5.5
Order backlog	600	1.5
Trade names	300	1.5
Goodwill	53,788
Net deferred tax liabilities (1)	(10,527)
Total purchase price	$100,463

(1)	Deferred tax liabilities, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating Neebula technologies with our offerings. The goodwill balance is not deductible for U.S. income tax purposes. Acquisition-related costs of $1.2 million are primarily included in general and administrative expenses on our consolidated statements of comprehensive loss.

The results of operations of Neebula have been included in our consolidated financial statements from the date of purchase. The following pro forma consolidated financial information combines the unaudited results of operations for us and Neebula for the year ended December 31, 2014 and 2013, as if the acquisition of Neebula had occurred on January 1, 2013 (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013
Revenue	$683,426	$425,515
Net loss	$(189,457)	$(89,871)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	145,355,543	135,415,809
Net loss per share attributable to common stockholders - basic and diluted	$(1.30)	$(0.66)

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

Mirror42 Holding B.V.

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

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2013	$8,724
Goodwill acquired	53,788
Foreign currency translation adjustments	(7,496)
Balance as of December 31, 2014	$55,016

Intangible assets consisted of the following (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$59,895	$(6,727)	$53,168
Backlog	588	(184)	404
Other acquisition-related intangible assets	597	(398)	199
Acquisition-related intangible assets	61,080	(7,309)	53,771
Other intangible assets	1,075	(320)	755
Total intangible assets	$62,155	$(7,629)	$54,526

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,783	$(723)	$5,060
Other acquisition-related intangible assets	348	(115)	233
Acquisition-related intangible assets	6,131	(838)	5,293
Other intangible assets	650	(147)	503
Total intangible assets	$6,781	$(985)	$5,796

Amortization expense for intangible assets was approximately $6.8 million, $0.9 million and $0.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2014 (in thousands):

	Acquisition-related intangible assets	Other intangible assets	Total
Years Ending December 31,
2015	$11,853	$199	$12,052
2016	11,285	199	11,484
2017	10,575	199	10,774
2018	9,882	119	10,001
2019	9,882	39	9,921
Thereafter	294	—	294
Total future amortization expense	$53,771	$755	$54,526

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2014	2013
Computer equipment and software	$128,546	$90,617
Furniture and fixtures	18,253	13,751
Leasehold improvements	14,929	8,371
Construction in progress	9,762	928
	171,490	113,667
Less: Accumulated depreciation	(67,253)	(38,107)
Total property and equipment, net	$104,237	$75,560

Construction in progress consists primarily of leasehold improvements, building and in-process software development costs. Depreciation expense was $35.3 million, $22.6 million and $13.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Taxes payable	$7,625	$4,187
Bonuses and commissions	28,228	22,322
Accrued compensation	14,961	16,610
Other employee expenses	16,080	11,926
Other	12,603	13,085
Total accrued expenses and other current liabilities	$79,497	$68,130

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

	December 31,
	2014	2013
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(131,236)	(160,223)
Net carrying amount	$443,764	$414,777

Equity(1):	$152,061	$152,061

(1)	Included in the consolidated balance sheets within additional paid-in capital.

We consider the fair value of the Notes at December 31, 2014 and 2013 to be a Level 2 measurement. The estimated fair values of the Notes at December 31, 2014 was $653.3 million. The fair value was determined based on the closing trading price per $100 of the Notes on December 31, 2014. Based on the closing price of our common stock of $67.85 and $56.01 on December 31, 2014 and 2013, the if-converted value of the Notes was less than its principal amount.

As of December 31, 2014, the remaining life of the Notes is 46 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	December 31,
	2014	2013
Amortization of debt issuance cost	$1,558	$188
Amortization of debt discount	27,501	3,310
Total	$29,059	$3,498
Effective interest rate of the liability component	6.5%

There was no interest expense recognized in the year ended December 31, 2012 related to the Notes.

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

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	December 31,
	2014	2013
Foreign currency translation adjustment	$(11,261)	$(234)
Net unrealized loss on investments	(852)	(242)
Accumulated other comprehensive loss	$(12,113)	$(476)

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

During the years ended December 31, 2014 and 2013, we issued a total of 9,154,487 shares and 13,986,905 shares, respectively, from stock option exercises, vesting of RSUs and ESPP.

We were authorized to issue 600,000,000 shares of common stock as of December 31, 2014. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2014, we had 149,509,092 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

December 31, 2014
Stock option plan:
Options outstanding	15,897,422
RSUs	9,941,074
Stock awards available for future grants:
2005 Stock Option Plan(1)	—
2012 Equity Incentive Plan(1)	14,444,894
2012 Employee Stock Purchase Plan(1)	6,529,516
Total reserved shares of common stock for future issuance	46,812,906

(1)	Refer to Note 12 for a description of these plans.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. At December 31, 2014 and 2013, no shares of preferred stock were outstanding.

(12)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of December 31, 2014, there were 53,355,641 total shares of common stock authorized for issuance under the 2005 Plan, which includes shares already issued under such plan and shares reserved for issuance pursuant to outstanding options and RSUs.

On April 27, 2012, the board of directors approved the 2012 Equity Incentive Plan, or 2012 Plan and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP, which became effective on June 27, 2012 and June 28, 2012, respectively.

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent that outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of the common stock outstanding on December 31 of the preceding year as determined by the board of directors. As of December 31, 2014, there were 29,160,914 total shares of common stock authorized for issuance under the 2012 Plan, excluding 7,475,454 shares of common stock automatically added to the 2012 Plan on January 1, 2015 pursuant to the provision described in the preceding sentence.

Our 2012 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year, from January 1, 2013 through January 1, 2022, by up to 1% of the total number of shares of the common stock outstanding on December 31 of the preceding year. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. As of December 31, 2014, we had 6,529,516 total shares of common stock reserved for issuance under the 2012 ESPP, excluding 1,495,090 shares of common stock automatically added to the 2012 Plan on January 1, 2015.

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

A summary of the stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	36,115,460	$5.05
Granted	2,339,523	38.07
Exercised	(12,951,123)	3.34		$446,054
Canceled/forfeited	(2,104,486)	7.66
Outstanding at December 31, 2013	23,399,374	9.07
Granted	744,144	61.40
Exercised	(7,478,595)	6.76		$406,630
Canceled/forfeited	(767,501)	22.26
Outstanding at December 31, 2014	15,897,422	$11.96	6.88	$888,579
Vested and expected to vest as of December 31, 2014	15,714,142	$11.69	6.87	$882,474
Vested and exercisable as of December 31, 2014	9,474,046	$6.71	6.48	$579,267

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $84.2 million the year ended December 31, 2012. The weighted-average grant date per share fair value of options granted was $29.66, $18.70 and $7.68 for the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of shares vested was $39.1 million, $33.1 million and $19.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $54.1 million. The weighted-average remaining vesting period of unvested stock options at December 31, 2014 was 2.34 years.

RSUs

Activity with respect to outstanding RSUs was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2012	1,457,870	$16.89
Granted	4,558,929	38.15
Vested	(322,623)	15.15	$13,510
Forfeited	(266,667)	30.65
Outstanding at December 31, 2013	5,427,509	34.02
Granted	6,514,348	61.13
Vested	(1,264,521)	32.14	$73,663
Forfeited	(736,262)	45.22
Outstanding at December 31, 2014	9,941,074	$51.19	$674,502
Expected to vest as of December 31, 2014	9,358,944		$635,004

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest over a four-year period. Included in the number of shares granted during the year ended December 31, 2014 were 585,000 RSU with both service and performance-based vesting criteria that were granted to certain executives. These performance RSUs were considered as eligible to vest when approved by the Compensation Committee in January 2015. Shares earned will vest in four quarterly increments starting from February 2016, contingent on the continuous employment of each executive. We recognized $19.2 million of stock-based compensation expense associated with these performance RSUs during the year ended December 31, 2014.

As of December 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $383.4 million and the weighted-average remaining vesting period was 3.15 years.

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

	Year Ended December 31,
	2014	2013	2012

Stock Options:
Expected volatility	47% - 50%	50% - 52%	53% - 57%
Expected term (in years)	6.08	6.02	6.05
Risk-free interest rate	1.78% - 2.06%	0.91% - 2.05%	0.83% - 1.18%
Dividend yield	—%	—%	—%

The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

	Year Ended December 31,
	2014	2013	2012

ESPP:
Expected volatility	33% - 49%	35% - 42%	42%
Expected term (in years)	0.50	0.50	0.58
Risk-free interest rate	0.05% - 0.08%	0.08% - 0.16%	0.16%
Dividend yield	—%	—%	—%

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

(14)    Interest and other income/(expense), net

The components of interest and other income/(expense), net, consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense related to the Notes	$(29,059)	$(3,498)	$—
Interest income	2,964	1,053	351
Foreign currency exchange gain/(loss)	2,490	(2,493)	1,067
Other	(100)	8	186
Interest and other income/(expense), net	$(23,705)	$(4,930)	$1,604

(15)    Net Loss Per Share Attributable to Common Stockholders

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(179,387)	$(73,708)	$(37,348)
Accretion of redeemable convertible preferred stock	—	—	(308)
Net loss attributable to common stockholders - basic and diluted	$(179,387)	$(73,708)	$(37,656)
Denominator:
Weighted-average shares outstanding - basic and diluted	145,355,543	135,415,809	73,908,631
Net loss per share attributable to common stockholders - basic and diluted	$(1.23)	$(0.54)	$(0.51)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2014	2013	2012
Common stock options	15,897,422	23,399,374	36,115,460
Restricted stock units	9,941,074	5,427,509	1,457,870
Common stock subject to repurchase	13,597	91,504	235,066
ESPP obligations	272,294	226,093	435,945
Convertible senior notes	7,783,023	7,783,023	—
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023	—
Total potentially dilutive securities	41,690,433	44,710,526	38,244,341

(16)    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision:
Federal	$2	$2	$187
State	216	287	200
Foreign	5,046	2,454	1,787
	5,264	2,743	2,174
Deferred provision:
Federal	(232)	—	(55)
State	(24)	—	(5)
Foreign	(1,161)	(232)	(746)
	(1,417)	(232)	(806)
Provision for income taxes	$3,847	$2,511	$1,368

The components of loss before provision for income taxes by U.S. and foreign jurisdictions were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(109,087)	$(35,901)	$(7,903)
Foreign	(66,453)	(35,296)	(28,077)
Total	$(175,540)	$(71,197)	$(35,980)

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes due to the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax computed at U.S. federal statutory rate	$(59,684)	$(24,207)	$(12,234)
State taxes, net of federal benefit	95	148	329
Tax rate differential for international subsidiaries	26,169	14,310	10,967
Stock-based compensation	9,049	3,447	3,926
Tax credits	(9,481)	(12,529)	(1,056)
Tax contingencies	121	76	452
Non-deductible expenses	1,243	550	532
Purchased intangibles	1,036	504	—
Other	(169)	(91)	(989)
Valuation allowance	35,468	20,303	(559)
Provision for income taxes	$3,847	$2,511	$1,368

Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$11,537	$4,306
Deferred revenue	2,989	3,739
Accrued expenses	4,073	2,549
Deferred rent	1,883	1,119
Credit carryforwards	20,908	14,871
Stock-based compensation	37,956	15,464
Note Hedge	39,433	48,241
Other	3,197	2,146
Total deferred tax assets	121,976	92,435
Less valuation allowance	(62,439)	(25,795)
	59,537	66,640
Deferred tax liabilities:
Depreciation	(11,144)	(9,608)
Convertible notes	(44,995)	(54,817)
Purchased intangibles	—	(1,239)
Other	(726)	—
Net deferred tax assets	$2,672	$976

As of December 31, 2014, we had U.S. federal net operating loss and federal tax credit carryforwards of approximately $704.5 million and $17.1 million, respectively. The federal net operating loss carryforwards and federal tax credits will begin to expire in 2024 if not utilized. In addition, we had state net operating loss and state tax credit carryforwards of approximately $244.7 million and $12.8 million, respectively. The state net operating loss and tax credit carryforwards will begin to expire in 2019 if not utilized. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carry forwards before utilization.

Approximately $678.2 million of federal net operating losses and $215.9 million of state net operating losses relate to stock-based compensation deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital, if realized.

We maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2014. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that net deferred tax assets in the U.S. will not be realized. We have determined that $2.7 million related to deferred tax assets in certain foreign jurisdictions should be realized since certain foreign entities have cumulative income, and expected future income. The valuation allowance increased $36.6 million for the year ended December 31, 2014, increased $12.5 million for the year ended December 31, 2013 and decreased $0.6 million for the year ended December 31, 2012. The change in valuation allowance between the years ended December 31, 2014 and 2013 is primarily attributable to a decrease of deferred tax liabilities related to the Notes and an increase of deferred tax assets related to stock-based compensation, net operating losses, and the extension of the federal research and development tax credit for the year ended December 31, 2014. We will continue to assess the likelihood of realization of the deferred tax assets in each of the applicable jurisdictions in future periods and will adjust the valuation allowance accordingly.

We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of these foreign subsidiaries indefinitely.

Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted was approximately two thousand dollars and $0.5 million as of December 31, 2014 and 2013, respectively. The determination of the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is not practicable.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning period	$4,810	$1,725	$710
Tax positions taken in prior period:
Gross increases	45	333	827
Gross decreases	(313)	(14)	(65)
Tax positions taken in current period:
Gross increases	4,704	2,784	264
Lapse of statute of limitations	(88)	(18)	(11)
Balance, end of period	$9,158	$4,810	$1,725

As of December 31, 2014, we had gross unrecognized tax benefits of approximately $9.2 million, of which $2.9 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $0.4 million at December 31, 2014 and 2013. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions will be released upon the expiration of the statutes of limitations and these amounts are also not material.

We are subject to taxation in the United States and foreign jurisdictions.  As of December 31, 2014, our tax years of 2005 to 2014 remain subject to examination in most jurisdictions. We are currently protesting the results of the examination by the U.S. Internal Revenue Service for the June 30, 2011 and December 31, 2011 tax years.

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

(17)    Related Party Transactions

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

(18)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. Rent expense associated with data center leases, included in cost of revenues, was $13.1 million, $9.5 million and $13.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rent expense associated with office space leases was $15.0 million, $8.1 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Annual future minimum payments under these operating leases as of December 31, 2014 are presented in the table below (in thousands).

	Data Centers	Office Leases	Total
Fiscal Period:
2015	$9,561	$15,511	$25,072
2016	7,093	25,440	32,533
2017	2,093	27,432	29,525
2018	610	26,690	27,300
2019	628	24,647	25,275
Thereafter	24	143,843	143,867
Total minimum lease payments	$20,009	$263,563	$283,572
Less: non-cancelable sublease income	—	(6,689)	(6,689)
	$20,009	$256,874	$276,883

In February 2012, we signed a lease for our new San Diego office that was subsequently amended in December 2013. The lease is for approximately 155,443 square feet of office space with total minimum lease commitments of approximately $27.8 million. The lease commenced in August 2012 and will expire in September 2022.

During the year ended December 31, 2012, we relocated our San Diego office to another facility in San Diego. As part of this move, we incurred $2.5 million in lease abandonment costs, which primarily consists of a loss on disposal of assets recorded upon vacating our prior facility in August 2012. The lease on our prior San Diego facility does not expire until 2019 and we are currently subleasing the space. The cease-use loss was calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and estimated lease incentives. As of December 31, 2014 and 2013, our facility exit obligation balance was $0.5 million and $1.4 million, respectively. The lease abandonment costs are included in general and administrative expense in our consolidated statements of comprehensive loss.

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

In December 2014, we entered into a lease agreement for 328,867 square feet of space, located in Santa Clara. The initial term of the lease is expected to commence on August 15, 2015, although the commencement date may be extended in certain circumstances if specified improvements have not been completed by such date. The initial term shall be for 12 years following the commencement date, with two options to renew the lease for additional terms of five years each. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for total minimum lease payments of approximately $151.1 million.

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

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. The court held case management conferences on June 26, 2014, September 4, 2014 and February 5, 2015. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. A claim construction hearing is scheduled for June 12, 2015. Trial is currently scheduled to begin on May 16, 2016. We have filed petitions for inter partes review of all eight asserted patents with the United States Patent and Trademark Office.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents. BMC is seeking unspecified damages and an injunction. Motions to dismiss and transfer venue are currently pending. BMC served infringement contentions on January 6, 2015. Our invalidity contentions are due March 3, 2015. A claim construction hearing is scheduled for July 10, 2015. Trial is currently scheduled to begin on March 14, 2016.

We intend to vigorously defend these lawsuits. These litigation matters are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, is uncertain. If an unfavorable outcome were to occur in either litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. We cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from these matters.

(19)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues by geography
North America (1)	$465,332	$295,400	$173,001
EMEA (2)	173,635	105,177	60,579
Asia Pacific and other	43,596	24,073	10,132
Total revenues	$682,563	$424,650	$243,712

Long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2014	2013
Long-lived assets:
North America (3)	$66,489	$52,937
EMEA (2)	27,032	18,017
Asia Pacific and other	10,716	4,606
Total long-lived assets	$104,237	$75,560

(1)	Revenues attributed to the United States were approximately 94% of North America revenues for each of the years ended December 31, 2014, 2013 and 2012.

(2)	Europe, the Middle East and Africa, or EMEA

(3)	Long-lived assets attributed to the United States were approximately 97% of North America long-Lived asset for each of the years ended December 31, 2014 and 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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

Our next Annual Meeting of Stockholders is scheduled for June 10, 2015.

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

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “ Consolidated Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or accompanying notes thereto.

(c) Exhibits.

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 27, 2015

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

Signature	Title	Date

/s/ Frank Slootman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
Frank Slootman

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
Michael P. Scarpelli

/s/ Frederic B. Luddy	Chief Product Officer and Director	February 27, 2015
Frederic B. Luddy

/s/ Paul V. Barber	Director	February 27, 2015
Paul V. Barber

/s/ Susan L. Bostrom	Director	February 27, 2015
Susan L. Bostrom

/s/ Ronald E.F. Codd	Director	February 27, 2015
Ronald E. F. Codd

/s/ Charles Giancarlo	Director	February 27, 2015
Charles Giancarlo

/s/ Douglas M. Leone	Director	February 27, 2015
Douglas M. Leone

/s/ Jeffrey A. Miller	Director	February 27, 2015
Jeffrey A. Miller

/s/ Anita M. Sands	Director	February 27, 2015
Anita M. Sands

/s/ William L. Strauss	Director	February 27, 2015
William L. Strauss

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-35580	3.1	8/10/2012
3.2	Restated Bylaws.	8-K	001-35580	3.1	12/10/2014
4.1	Form of Common Stock Certificate.	S-1/A	333-180486	4.1	6/19/2012
4.2	Indenture dated November 13, 2013 between ServiceNow, Inc. and Wells Fargo Bank, National Association.	8-K	001-35580	4.1	11/13/2013
4.3	Third Amended and Restated Investors Rights Agreement dated November 25, 2009 among the Registrant and certain of its stockholders.	S-1	333-180486	4.2	3/30/2012
10.1*	Form of Indemnification Agreement.					x
10.2*	2005 Stock Plan, Forms of Stock Option Agreement and Form of Restricted Stock Unit Agreement thereunder.	S-1	333-180486	10.2	3/30/2012
10.3*	2012 Equity Incentive Plan, Forms of Stock Option Award Agreement, Restricted Stock Agreement, Stock Appreciation Right Award Agreement and Restricted Stock Unit Award Agreement thereunder.	S-1/A	333-180486	10.3	6/19/2012
10.4*	Form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan adopted as of January 27, 2015.					x
10.5*	2012 Employee Stock Purchase Plan and Form of Subscription Agreement thereunder.	10-K	001-35580	10.4	3/8/2013
10.6*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan adopted as of January 27, 2015.					x
10.7*	Employment Agreement dated May 2, 2011 among the Registrant and Frank Slootman.	S-1	333-180486	10.5	3/30/2012
10.8*	First Amendment to Employment Agreement dated April 23, 2014 among Registrant and Frank Slootman.	10-Q	001-35580	10.1	8/7/2014
10.9*	Employment Agreement dated May 12, 2011 among the Registrant and Michael P. Scarpelli.	S-1	333-180486	10.6	3/30/2012
10.10*	First Amendment to Employment Agreement dated August 15, 2014 among Registrant and Michael P. Scarpelli.	10-Q	001-35580	10.2	11/5/2014
10.11*	Employment Agreement dated May 21, 2011 among the Registrant and David L. Schneider.	S-1	333-180486	10.7	3/30/2012
10.12*	First Amendment to Employment Agreement dated July 3, 2014 among Registrant and David L. Schneider.	10-Q	001-35580	10.1	11/5/2014
10.13*	Employment Agreement dated August 1, 2011 among the Registrant and Daniel R. McGee.	S-1	333-180486	10.8	3/30/2012
10.14*	First Amendment to Employment Agreement dated August 15, 2014 among Registrant and Daniel R. McGee.	10-Q	001-35580	10.3	11/5/2014
10.15	Lease Agreement dated November 8, 2012 between the Registrant and Jay Ridge LLC.	S-1/A	333-184674	10.12	11/9/2012

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.16	Office Lease dated December 12, 2014 between Registrant and S1 55 LLC	8-K	001-35580	10.1	12/15/2014
10.17	Form of Base Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.1	11/13/2013
10.18	Form of Base Warrant Transaction Confirmation.	8-K	001-32224	99.2	11/13/2013
10.19	Form of Additional Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.3	11/13/2013
10.20	Form of Additional Warrant Transaction Confirmation.	8-K	001-32224	99.4	11/13/2013
21.1	Subsidiaries of the Registrant.					x
23.1	Consent of independent registered public accounting firm.					x
24.1	Power of Attorney. Reference is made to the signature page hereto.					x
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Schema Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.DEF	XBRL Taxonomy Definition Linkbase Document					x
101.LAB	XBRL Taxonomy Labels Linkbase Document					x
101.PRE	XBRL Taxonomy Presentation Linkbase Document					x

*Indicates a management contract, compensatory plan or arrangement.