Form 10-Q
period 2015-03-31
ServiceNow, Inc.
filed 2015-05-07
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of April 30, 2015, there were approximately 153.8 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,981	$252,455
Short-term investments	437,029	416,336
Accounts receivable, net	142,720	159,171
Current portion of deferred commissions	42,344	43,232
Prepaid expenses and other current assets	53,860	35,792
Total current assets	983,934	906,986
Deferred commissions, less current portion	27,696	29,453
Long-term investments	253,625	266,772
Property and equipment, net	115,438	104,237
Intangible assets, net	49,916	54,526
Goodwill	54,913	55,016
Other assets	8,120	8,089
Total assets	$1,493,642	$1,425,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,192	$17,829
Accrued expenses and other current liabilities	72,190	79,497
Current portion of deferred revenue	450,544	409,671
Total current liabilities	540,926	506,997
Deferred revenue, less current portion	12,789	12,567
Convertible senior notes, net	451,323	443,764
Other long-term liabilities	33,694	33,076
Total liabilities	1,038,732	996,404
Stockholders’ equity:
Common stock	153	150
Additional paid-in capital	887,111	799,221
Accumulated other comprehensive loss	(15,678)	(12,113)
Accumulated deficit	(416,676)	(358,583)
Total stockholders’ equity	454,910	428,675
Total liabilities and stockholders’ equity	$1,493,642	$1,425,079

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Subscription	$179,907	$117,375
Professional services and other	32,057	21,715
Total revenues	211,964	139,090
Cost of revenues(1):
Subscription	42,444	31,189
Professional services and other	34,455	21,925
Total cost of revenues	76,899	53,114
Gross profit	135,065	85,976
Operating expenses(1):
Sales and marketing	110,057	69,416
Research and development	49,848	31,110
General and administrative	29,392	21,631
Total operating expenses	189,297	122,157
Loss from operations	(54,232)	(36,181)
Interest and other expense, net	(2,874)	(5,963)
Loss before provision for income taxes	(57,106)	(42,144)
Provision for income taxes	987	1,167
Net loss	$(58,093)	$(43,311)
Net loss per share - basic and diluted	$(0.38)	$(0.30)
Weighted-average shares used to compute net loss per share - basic and diluted	151,601,880	142,060,025
Other comprehensive income (loss):
Foreign currency translation adjustments	$(4,059)	$175
Unrealized gain on investments	772	25
Tax provision	278	—
Other comprehensive income (loss), net of tax	(3,565)	200
Comprehensive loss	$(61,658)	$(43,111)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenues:
Subscription	$5,165	$3,076
Professional services and other	5,213	2,392
Sales and marketing	22,574	9,043
Research and development	15,638	7,839
General and administrative	9,484	6,879

See accompanying notes to condensed consolidated financial statements

Table of Contents
SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(58,093)	$(43,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,824	7,938
Amortization of premiums on investments	1,830	1,814
Amortization of deferred commissions	15,597	11,149
Amortization of debt discount and issuance costs	7,578	7,081
Stock-based compensation	58,074	29,229
Tax benefit from exercise of stock options	—	(940)
Other	(1,943)	507
Changes in operating assets and liabilities:
Accounts receivable	10,436	(27)
Deferred commissions	(15,400)	(13,232)
Prepaid expenses and other assets	(18,887)	(8,910)
Accounts payable	6	12,075
Deferred revenue	55,861	42,172
Accrued expenses and other liabilities	(1,517)	(21,328)
Net cash provided by operating activities	67,366	24,217
Cash flows from investing activities:
Purchases of property and equipment	(26,699)	(10,968)
Acquisition, net of cash acquired	(1,100)	—
Purchases of investments	(132,364)	(134,856)
Sale of investments	49,412	25,528
Maturities of investments	76,386	44,668
Restricted cash	31	(55)
Net cash used in investing activities	(34,334)	(75,683)
Cash flows from financing activities:
Proceeds from employee stock plans	29,739	22,214
Tax benefit from exercise of stock options	—	940
Net cash provided by financing activities	29,739	23,154
Foreign currency effect on cash and cash equivalents	(7,245)	(71)
Net increase (decrease) in cash and cash equivalents	55,526	(28,383)
Cash and cash equivalents at beginning of period	252,455	366,303
Cash and cash equivalents at end of period	$307,981	$337,920
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	$14,206	$11,088

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the "Company", “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2014 is derived from audited financial statements as of that date, however, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 27, 2015.

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

Warranties and Indemnification

Our cloud-based service to automate enterprise service is typically warranted to perform in material conformance with specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our services including an assessment of the impact, if any, of any known service disruptions. Service level credit accrual charges are recorded against revenue. The service level credit accrual was not material as of March 31, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an update to ASC 606 Revenue from Contracts with Customers, or ASC 606, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. On April 1, 2015, the FASB proposed a one year deferral of the effective date to December 15, 2017 and early application would be permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU is not expected to have a significant impact on our financial statements or disclosures.

(3)    Investments

The following is a summary of our investments excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$9,989	$4	$—	$9,993
Corporate notes and bonds	543,714	131	(261)	543,584
Certificates of deposit	33,350	14	—	33,364
U.S. government agency securities	103,681	37	(5)	103,713
Total available-for-sale securities	$690,734	$186	$(266)	$690,654

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$8,195	$1	$—	$8,196
Corporate notes and bonds	554,421	56	(845)	553,632
Certificates of deposit	27,251	8	(2)	27,257
U.S. government agency securities	94,093	2	(72)	94,023
Total available-for-sale securities	$683,960	$67	$(919)	$683,108

As of March 31, 2015, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

March 31, 2015
Due in 1 year or less	$437,029
Due in 1 year through 2 years	253,625
Total	$690,654

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

	March 31, 2015		December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	295,357	(261)	436,140	(845)
Certificates of deposit	—	—	7,999	(2)
U.S. government agency securities	25,018	(5)	80,014	(72)
Total	$320,375	$(266)	$524,153	$(919)

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at March 31, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	45,538	—	45,538
Commercial paper	—	1,000	1,000
Short-term investments:
Commercial paper	—	9,993	9,993
Corporate notes and bonds	—	350,630	350,630
Certificates of deposit	—	31,363	31,363
U.S. government agency securities	—	45,043	45,043
Long-term investments:
Corporate notes and bonds	—	192,954	192,954
Certificates of deposit	—	2,001	2,001
U.S. government agency securities	—	58,670	58,670
Total	$45,538	$691,654	$737,192

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	46,541	—	46,541
Commercial paper	—	4,600	4,600
Short-term investments:
Commercial paper	—	8,196	8,196
Corporate notes and bonds	—	342,864	342,864
Certificates of deposit	—	25,258	25,258
U.S. government agency securities	—	40,018	40,018
Long-term investments:
Corporate notes and bonds	—	210,768	210,768
Certificates of deposit	—	1,999	1,999
U.S. government agency securities	—	54,005	54,005
Total	$46,541	$687,708	$734,249

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

(5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Events	$18,362	$2,882
Other	35,498	32,910
Total prepaid expenses and other current assets	$53,860	$35,792

The increase in prepaid events is primarily related to expenses paid for Knowledge, our annual user conference, which occurred in April 2015.

(6) Acquisition

On February 27, 2015, we completed the acquisition of Intreis, Inc., a professional services company with domain expertise in enterprise governance, risk and compliance solutions. Of the $1.6 million in total purchase consideration, $0.2 million is allocated to net tangible assets and $1.4 million is allocated to goodwill, which represents the synergies expected from the workforce integration. The goodwill balance is deductible for U.S. income tax purposes. $0.5 million of the total purchase consideration will be paid one year following the close of the acquisition. The results of operations of Intreis have been included in our consolidated financial statements from the date of purchase. This business combination did not have a material impact on our consolidated financial statements, and therefore pro forma disclosures have not been presented.

(7) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2014	$55,016
Goodwill acquired	1,442
Foreign currency translation adjustments	(1,545)
Balance as of March 31, 2015	$54,913

Intangible assets consist of the following (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$57,995	$(9,236)	$48,759
Backlog	587	(282)	305
Other acquisition-related intangible assets	554	(408)	146
Acquisition-related intangible assets	59,136	(9,926)	49,210
Other intangible assets	1,075	(369)	706
Total intangible assets	$60,211	$(10,295)	$49,916

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$59,895	$(6,727)	$53,168
Backlog	588	(184)	404
Other acquisition-related intangible assets	597	(398)	199
Acquisition-related intangible assets	61,080	(7,309)	53,771
Other intangible assets	1,075	(320)	755
Total intangible assets	$62,155	$(7,629)	$54,526

Amortization expense for intangible assets for the three months ended March 31, 2015 and 2014 was approximately $3.0 million and $0.4 million, respectively.

(8)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Computer equipment and software	$142,629	$128,546
Furniture and fixtures	18,905	18,253
Leasehold improvements	16,535	14,929
Building	6,225	—
Construction in progress	3,833	9,762
	188,127	171,490
Less: Accumulated depreciation	(72,689)	(67,253)
Total property and equipment, net	$115,438	$104,237

During the year ended December 31, 2014, we entered into a new lease for office space in Tel Aviv, Israel. We concluded for accounting purposes, that we were considered the owner of the building during the construction period as we were responsible to fund the construction costs related to structural improvements necessary to make the space ready for use. Following completion of construction during the three months ended March 31, 2015, we concluded we retained continuing involvement to preclude de-recognition of the building. As such, we continue to account for the building as owned real estate and record a financing obligation for our obligation to the legal owner. The building is reflected as an asset on our balance sheet through May 31, 2025, the period of intended use, and depreciated on a straight-line basis over a period of approximately 39 years. Rent payments made under this lease will be recorded as interest expense and principal reduction to the financing obligation.

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2015 and 2014 was $10.8 million and $7.5 million, respectively.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Taxes payable	$7,413	$7,625
Bonuses and commissions	21,185	28,228
Accrued compensation	13,563	14,961
Other employee expenses	11,638	16,080
Other	18,391	12,603
Total accrued expenses and other current liabilities	$72,190	$79,497

(10)    Convertible Senior Notes
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

	March 31, 2015	December 31, 2014
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(123,677)	(131,236)
Net carrying amount	$451,323	$443,764

We consider the fair value of the Notes at March 31, 2015 and December 31, 2014 to be a Level 2 measurement. The estimated fair values of the Notes were $707.2 million and $653.3 million at March 31, 2015 and December 31, 2014, respectively. The fair value was determined based on the closing trading price per $100 of the Notes on March 31, 2015. The Notes are not convertible as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, the remaining life of the Notes is 43 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization of debt issuance cost	$406	$380
Amortization of debt discount	7,172	6,701
Total	$7,578	$7,081
Effective interest rate of the liability component	6.5%

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

(11)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Foreign currency translation adjustment	$(15,320)	$(11,261)
Net unrealized loss on investments, net	(358)	(852)
Accumulated other comprehensive loss	$(15,678)	$(12,113)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(12)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of March 31, 2015. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2015, we had 153,190,839 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

March 31, 2015
Stock option plans:
Options outstanding	13,506,834
RSUs	13,539,235
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	17,300,960
2012 Employee Stock Purchase Plan(1)	7,754,674
Total reserved shares of common stock for future issuance	52,101,703

(1)	Refer to Note 13 for a description of these plans.

During the three months ended March 31, 2015 and 2014, we issued a total of 3,681,747 shares and 3,078,494 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

(13)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants.

Our 2012 Equity Incentive Plan, or 2012 Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2015, 7,475,454 shares of common stock were automatically added to the 2012 Plan pursuant to the provision described in the preceding sentence.

Our 2012 Employee Stock Purchase Plan, or 2012 ESPP, authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. On January 1, 2015, 1,495,090 shares of common stock were automatically added to the 2012 ESPP pursuant to the provision described in the preceding sentence.

Stock Options

A summary of the stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	15,897,422	$11.96
Granted	10,000	74.24
Exercised	(2,332,662)	7.49		$155,415
Canceled	(67,926)	21.82
Outstanding at March 31, 2015	13,506,834	$12.72	6.67	$892,218
Vested and expected to vest as of March 31, 2015	13,374,403	$12.46	6.65	$886,938
Vested and exercisable as of March 31, 2015	8,940,364	$7.36	6.30	$638,563

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $34.37 for the three months ended March 31, 2015. The total fair value of shares vested was $10.5 million for the three months ended March 31, 2015.

As of March 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $45.7 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2015 was 2.22 years.

 RSUs

A summary of RSU activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2014	9,941,074	$51.19
Granted	4,890,067	72.33
Vested	(1,088,974)	48.33	$81,658
Forfeited	(202,932)	54.65
Non-vested and outstanding at March 31, 2015	13,539,235	$59.00	$1,066,621
Expected to vest as of March 31, 2015	12,059,372		$950,037

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of March 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $634.5 million and the weighted-average remaining vesting period was 3.29 years.

In the three months ended March 31, 2015, we issued restricted stock units with both service and performance-based vesting criteria to certain executives. These restricted stock units will be eligible to vest based on our attainment of the 2015 financial performance goal as well as each executive's continued employment through the vesting date. In order to earn the restricted stock units, the low end of the predetermined goal must be met. The number of restricted stock units to be earned will range from 0% to 200% of the target awards based on the actual level of achievement of the financial performance goal. Shares earned will vest in four quarterly increments from August 2016 contingent on the continuous employment of each executive. We recognize stock-based compensation expense associated with these awards on a graded vesting basis over the vesting period, after assessing the probability of achieving the 2015 financial performance goal.

(14)    Interest and other expense, net

The components of interest and other expense, net, consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense related to the Notes	$(7,578)	$(7,081)
Interest income	948	663
Foreign currency exchange gain	3,826	451
Other	(70)	4
Interest and other expense, net	$(2,874)	$(5,963)

(15)    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(58,093)	$(43,311)
Denominator:
Weighted-average shares outstanding—basic and diluted	151,601,880	142,060,025
Net loss per share:
Basic	$(0.38)	$(0.30)
Diluted	$(0.38)	$(0.30)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	March 31,
	2015	2014
Common stock options	13,506,834	20,931,056
Restricted stock units	13,539,235	7,752,246
Common stock subject to repurchase	3,794	65,925
ESPP obligations	209,013	199,591
Convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023
Total potentially dilutive securities	42,824,922	44,514,864

(16)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate for the three months ended March 31, 2015 was (2)%, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, non-deductible expenses arising from stock-based compensation and the tax effects of unrealized gains in investment securities.

Our effective tax rate for the three months ended March 31, 2014 was (3)%, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes.

We are subject to taxation in the United States and foreign jurisdictions.  As of March 31, 2015, our tax years 2005 to 2014 remain subject to examination in most jurisdictions. We are currently protesting the results of the examination by the U.S. Internal Revenue Service for the June 30, 2011 and December 31, 2011 tax years.

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

(17)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. The court held case management conferences on June 26, 2014, September 4, 2014 and February 5, 2015. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the Court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter.  A claim construction hearing is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 16, 2016. We have filed petitions for inter partes review of all eight asserted patents with the United States Patent and Trademark Office.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents. BMC is seeking unspecified damages and an injunction. A motion to dismiss is currently pending. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. A claim construction hearing is scheduled for July 10, 2015. The trial is currently scheduled to begin on March 14, 2016.

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

(18)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues by geography:
North America (1)	$148,646	$94,964
EMEA (2)	48,530	36,306
Asia Pacific and other	14,788	7,820
Total revenues	$211,964	$139,090

Long-lived assets by geographic area were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Long-lived assets:
North America(3)	$74,362	$66,489
EMEA(2)	29,170	27,032
Asia Pacific and other	11,906	10,716
Total long-lived assets	$115,438	$104,237

(1)	Revenues attributed to the United States were approximately 94% of North America revenues for the three months ended March 31, 2015 and 2014.

(2)	Europe, the Middle East and Africa

(3)	Long-lived assets attributed to the United States were approximately 98% and 97% of North America long-lived assets as of March 31, 2015 and December 31, 2014, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in the form 10-K dated as of, and filed with the Securities and Exchange Commission, or the SEC, on February 27, 2015 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 3,047 as of March 31, 2015 from 2,103 as of March 31, 2014.

Key Factors Affecting Our Performance

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annualized contract value, or ACV, from lost customers, divided by the total ACV from all customers that renewed during the period and from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. Our renewal rate was 97% for the three months ended March 31, 2015 and 2014.

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the ACV of upsells, net of losses during the period, divided by our total ACV signed during the period. The upsell rate was 32% and 45% for the three months ended March 31, 2015 and 2014, respectively. The decrease in upsell rate is primarily due to the increase in total signed ACV resulting from higher renewal ACV during the three months ended March 31, 2015. We expect our upsell rate for 2015 to be lower than upsell rates in 2014 as our renewal base continues to grow.

Our upsells are primarily derived from an increase in the number of seat licenses purchased by our customers and are also derived from the addition of other subscription services. In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph below for further details about the change. The change in customer count definition increased the upsell rate from 34% that we had disclosed in the prior year for the three months ended March 31, 2014 to 45%.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel. Based on our new definition of customer count as described below, our total customer count was 2,461 and 1,914, as of March 31, 2015 and 2014, respectively. Our growth in total customer count for the three months ended March 31, 2015 was negatively impacted by a decrease in sales productivity due to immaturity in our pipeline of new customer opportunities.

In the three months ended March 31, 2015, we changed our definition of customer count to better align to a global standard for business identification and tracking. Previously, we generally defined a customer as an entity with an active subscription contract as of the measurement date. In situations where a single contract applied to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that had contracted for a separate production instance of our services was counted as a separate customer. Beginning on January 1, 2015, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate ("GULT") Data Universal Numbering System ("DUNS") and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We will make exceptions for holding companies, government entities, and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all US government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count continues to exclude customers of our Express product offering, which is our standardized IT service management solution.

The change in customer count definition reduced our customer count as of March 31, 2014 by 281 customers. As total customer count is a factor used in the calculation of other metrics we disclose (upsell rate, number of customers with ACV greater than $1 million, annual total revenues per customer and average contract term for new customers, upsells and renewals), we have revised previously disclosed numbers for the impacted metrics to ensure comparability across the periods.

Number of customers with ACV greater than $1 million. We count the total number of customers with ACV greater than $1 million as of the end of the period. We had 168 and 96 customers with ACV greater than $1 million as of March 31, 2015 and 2014, respectively.

The number of deals with net new ACV greater than $1 million entered into during the three months ended March 31, 2015 and 2014 were eight and nine, respectively. We define net new ACV as ACV from new customers and upsells to existing customers, net of losses to those customers.

G2K customer count. The Global 2000 ("G2K") customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes list is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs, and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not a customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a G2K as a new customer in the G2K customer count. Our G2K customer count based on the most recent Forbes Global 2000 list and adjusted for acquisitions, spin-offs and other market activity was 545 and 452 as of March 31, 2015 and 2014, respectively.

Billings. We define billings as revenue recognized plus the change in total deferred revenue as presented on the consolidated statement of cash flows. We believe billings offers investors useful supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business.

A calculation of billings is provided below:

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Billings:
Total revenues	$211,964	$139,090	52%
Change in deferred revenue from the consolidated statement of cash flow	55,861	42,172	32%
Total billings	$267,825	$181,262	48%

Our international operations provide a significant portion of our total billings and revenues. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the first quarter of 2014 to the first quarter of 2015 had an unfavorable impact on our billings and revenues. For entities reporting in currencies other than the U.S. Dollars, if we had translated our first quarter 2015 results at the first quarter 2014 exchange rate rather than the actual exchange rates in effect during the first quarter of 2015, our total billings would have increased by $19.8 million, with $13.7 million of the increase comprised from an increase in total revenues and $6.1 million of the increase comprised from the change in deferred revenue from the consolidated statement of cash flow.

Average contract term. We calculate the average contract term for new customers, upsells, and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 30 months for the three months ended March 31, 2015 and 2014. The average upsell contract term was 23 months and 26 months for the three months ended March 31, 2015 and 2014, respectively. The average renewal contract term was 26 months and 24 months for the three months ended March 31, 2015 and 2014, respectively. In the first quarter 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph section above for further details of the change. The change in customer count definition decreased the average new customer contract term from 36 months as disclosed in the prior year to 30 months. Average upsell term and average renewal term were not included in the financial results for the three months ended 2014, therefore the change in customer count definition had no impact to prior year disclosure.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription period. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which typically are 15% of the customer's ACV. The referral fees may vary depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Our pricing for professional services are primarily on a time-and-materials basis. We generally invoice our professional services monthly in arrears based on actual hours and expenses incurred. Other revenues primarily include fees from customer training delivered on-site or publicly available classes, royalties from licensing training materials, attendance and sponsorship fees for our annual Knowledge user conference and other customer forums. Typical payment terms require our customers to pay us within 30 days of invoice.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party vendors. Fees paid to third-party vendors are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party vendors as a percentage of professional services and other revenues was 20% and 15% in the three months ended March 31, 2015 and 2014, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2015 and December 31, 2014. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an update to ASC 606 Revenue from Contracts with Customers, or ASC 606, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. On April 1, 2015, the FASB proposed a one year deferral of the effective date to December 15, 2017 with early application permitted, but not before the original effective date of December 15, 2016.We are currently evaluating the impact of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU is not expected to have a significant impact on our financial statements or disclosures.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Subscription	$179,907	$117,375
Professional services and other	32,057	21,715
Total revenues	211,964	139,090
Cost of revenues(1):
Subscription	42,444	31,189
Professional services and other	34,455	21,925
Total cost of revenues	76,899	53,114
Gross profit	135,065	85,976
Operating expenses(1):
Sales and marketing	110,057	69,416
Research and development	49,848	31,110
General and administrative	29,392	21,631
Total operating expenses	189,297	122,157
Loss from operations	(54,232)	(36,181)
Interest and other expense, net	(2,874)	(5,963)
Loss before provision for income taxes	(57,106)	(42,144)
Provision for income taxes	987	1,167
Net loss	$(58,093)	$(43,311)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues:
Subscription	$5,165	$3,076
Professional services and other	5,213	2,392
Sales and marketing	22,574	9,043
Research and development	15,638	7,839
General and administrative	9,484	6,879

	Three Months Ended March 31,
	2015	2014
Revenues:
Subscription	85%	84%
Professional services and other	15	16
Total revenues	100	100
Cost of revenues:
Subscription	20	22
Professional services and other	16	16
Total cost of revenues	36	38
Gross profit	64	62
Operating expenses:
Sales and marketing	52	50
Research and development	24	22
General and administrative	14	16
Total operating expenses	90	88
Loss from operations	(26)	(26)
Interest and other expense, net	(1)	(4)
Loss before provision for income taxes	(27)	(30)
Provision for income taxes	—	1
Net loss	(27)%	(31)%

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues by geography
North America	$148,646	$94,964
EMEA (1)	48,530	36,306
Asia Pacific and other	14,788	7,820
Total revenues	$211,964	$139,090

(1) Europe, the Middle East and Africa

Comparison of the three months ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Revenues:
Subscription	$179,907	$117,375	53%
Professional services and other	32,057	21,715	48%
Total revenues	$211,964	$139,090	52%
Percentage of revenues:
Subscription	85%	84%
Professional services and other	15%	16%
Total	100%	100%

Subscription revenues increased $62.5 million during the three months ended March 31, 2015, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count. Revenues from our direct sales organization and channel partners represented 88% and 12%, respectively, for the three months ended March 31, 2015 and 2014.

Professional services and other revenues increased $10.3 million during the three months ended March 31, 2015, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. We expect professional services and other revenues to increase at a slower rate than subscription revenues as we continue to focus on strengthening and supporting our network of professional services partners.

Our annual total revenues per customer increased to approximately $345,000 for the three months ended March 31, 2015, compared to approximately $284,000 for the three months ended March 31, 2014. Our annual total revenues per customer is the sum of average quarterly revenues per customer for the trailing four quarters. We calculate average quarterly revenues per customer by dividing the quarter’s revenues by the average number of customers in the quarter.  In the second quarter of 2014, we made a change to our calculation to improve the accuracy of our average revenues per customer.  In this report, we have applied this updated calculation combined with our revised customer count definition, and have presented current and past metrics on this consistent basis. As a result, our annual total revenues per customer for the three months ended March 31, 2014 increased by 18% compared to prior year's disclosure.

Our international operations have provided and will continue to provide a significant portion of our total revenues. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the first quarter of 2014 to the first quarter of 2015 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollars, if we had translated our first quarter 2015 results at the first quarter 2014 exchange rate rather than the actual exchange rates in effect during the first quarter 2015, our subscription revenues would have increased by $11.0 million and our professional services and other revenues would have increased by $2.7 million.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$42,444	$31,189	36%
Professional services and other	34,455	21,925	57%
Total cost of revenues	$76,899	$53,114	45%
Gross profit percentage:
Subscription	76%	73%
Professional services and other	(7)%	(1)%
Total gross profit percentage	64%	62%
Gross Profit	$135,065	$85,976
Headcount (at period end)
Subscription	491	381	29%
Professional services and other	445	337	32%
Total headcount	936	718	30%

Cost of subscription revenues increased $11.3 million during the three months ended March 31, 2015, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.9 million in personnel related costs excluding stock-based compensation, an increase of $2.1 million in stock-based compensation, an increase of $1.8 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $1.3 million in overhead expenses. Amortization of intangible assets increased $2.4 million as a result of the acquisition of Neebula Systems Ltd., or Neebula, in July 2014.

Our subscription gross profit percentage was 76% and 73% for the three months ended March 31, 2015 and 2014, respectively. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage to remain relatively flat for the remainder of the year as we anticipate our cost of subscription revenues to grow at the same rate as our subscription revenues. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our forecast for revenues, cost of revenues, and operating expenses was based on foreign exchange rates as of March 31, 2015.

Cost of professional services and other revenues increased $12.5 million during the three months ended March 31, 2015 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $4.4 million in personnel related costs excluding stock-based compensation, an increase of $2.8 million in stock-based compensation, an increase of $3.4 million in contracted third-party vendor costs and any increase of $1.6 million in overhead expenses.

Our professional services and other gross profit percentage was (7)% and (1)% during the three months ended March 31, 2015 and 2014, respectively. The decrease in profit margin is primarily due to the higher growth rate in stock-based compensation of 118% compared to the growth rate in professional services and other revenues of 48%. In the three months ended June 30, 2015, we expect to recognize $10.8 million in revenues from Knowledge, our annual user conference, with all expenses recorded in sales and marketing. Excluding the revenues from Knowledge, we expect our professional services and other gross profit percentage to increase for the remainder of the year due to an anticipated increase in professional services and training revenues.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the first quarter of 2014 to the first quarter of 2015 had an impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollars, if we had translated our first quarter 2015 results at the first quarter 2014 exchange rate rather than the actual exchange rates in effect during the first quarter of 2015, our cost of subscription revenues would have increased by $1.8 million and our cost of professional services and other revenues would have increased by $1.9 million.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$110,057	$69,416	59%
Percentage of revenues	52%	50%
Headcount (at period end)	1,105	730	51%

Sales and marketing expenses increased $40.6 million during the three months ended March 31, 2015 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $15.0 million in personnel related costs excluding stock-based compensation, an increase of $13.5 million in stock-based compensation, an increase of $4.6 million in overhead expenses and an increase of $4.4 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 10% and 11% of subscription revenues for three months ended March 31, 2015 and 2014, respectively. Marketing program expenses, which include events, advertising and market data, increased $2.7 million during the three months ended March 31, 2015 compared to the same period in the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the first quarter of 2014 to the first quarter of 2015 had an impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollars, if we had translated our first quarter 2015 results at the first quarter 2014 exchange rate rather than the actual exchange rates in effect during the first quarter of 2015, our sales and marketing expenses would have increased by $4.5 million.

In the second quarter of 2015, we expect to incur sales and marketing expenses of approximately $23.1 million related to Knowledge. Excluding the charges related to Knowledge, we expect sales and marketing expenses to increase for the remainder of the year, in absolute dollar terms, but to decrease as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Research and development	$49,848	$31,110	60%
Percentage of revenues	24%	22%
Headcount (at period end)	649	410	58%

Research and development expenses increased $18.7 million during the three months ended March 31, 2015 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $7.9 million in personnel related costs excluding stock-based compensation, an increase of $7.8 million in stock-based compensation and an increase of $3.2 million in overhead expenses. The impact from the foreign currency movements from the first quarter of 2014 to the first quarter of 2015 is not significant to research and development expenses.

We expect research and development expenses to increase for the remainder of the year in absolute dollar terms, but remain flat as a percentage of total revenues, as we continue to expand the development organization and improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
General and administrative	$29,392	$21,631	36%
Percentage of revenues	14%	16%
Headcount (at period end)	357	245	46%

General and administrative expenses increased $7.8 million during the three months ended March 31, 2015 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $1.2 million in personnel related costs excluding stock-based compensation, an increase of $2.6 million in stock-based compensation and an increase of $0.5 million in overhead expenses. Outside services costs increased $3.0 million primarily due to an increase in legal fees and an increase in contractors for internal information technology support. The impact from the foreign currency movements from the first quarter of 2014 to the first quarter of 2015 is not significant to general and administrative expenses.

We expect general and administrative expenses to increase for the remainder of the year in absolute dollar terms, but to remain relatively flat as a percentage of total revenues.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$5,165	$3,076	68%
Professional services and other	5,213	2,392	118%
Sales and marketing	22,574	9,043	150%
Research and development	15,638	7,839	99%
General and administrative	9,484	6,879	38%
Total stock-based compensation	$58,074	$29,229	99%
Percentage of revenues	27%	21%

Stock-based compensation increased $28.8 million during the three months ended March 31, 2015, compared to the same period in prior year, primarily due to annual grants of equity incentive awards, increased headcount, an increase in the weighted-average grant date fair value of stock awards and performance RSUs granted to our executives in the current year. The new equity incentive awards granted after the same period in prior year, including the performance RSUs, resulted in an increase of $28.3 million in stock-based compensation. The weighted-average grant date fair value per share of stock options granted was $34.37 and $31.72 for the three months ended March 31, 2015 and 2014, respectively. The weighted-average grant date fair value per restricted stock unit was $72.33 and $65.48 for the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price and the uncertainty around the achievement of performance criteria associated with our performance RSUs. We expect stock-based compensation to continue to increase for the remainder of the year in absolute dollar terms and as a percentage of total revenues.

We expect to continue to incur a GAAP loss for the remainder of the year, due to increased costs such as non-cash charges associated with equity awards and business combinations and other expenses.

Interest and Other Expense, net

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Interest expense related to the Notes	$(7,578)	$(7,081)	7%
Interest income	948	663	43%
Foreign currency exchange gain	3,826	451	748%
Other	(70)	4	(1,850)%
Interest and other expense, net	$(2,874)	$(5,963)	(52)%
Percentage of revenues	(1)%	(4)%

Interest and other expense, net, decreased $3.1 million during the three months ended March 31, 2015 compared to the same period in the prior year, primarily due to a gain from foreign currency transactions. We had a foreign currency transaction gain of $3.8 million for the three months ended March 31, 2015 compared to a gain of $0.5 million for the three months ended March 31, 2014, primarily due to the strengthening of the U.S. Dollar against other major currencies.

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

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2015	2014
	(dollars in thousands)
Loss before income taxes	$(57,106)	$(42,144)	36%
Provision for income taxes	987	1,167	(15)%
Effective tax rate	(2)%	(3)%

Our effective tax rate changed to (2)% for the three months ended March 31, 2015 compared to (3)% for the three months ended March 31, 2014 due to loss from operations, the foreign tax rate differential and the tax effects of unrealized gains from investment securities.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$67,366	$24,217
Net cash used in investing activities	(34,334)	(75,683)
Net cash provided by financing activities	29,739	23,154
Net increase (decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	55,526	(28,383)

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2015, we had $745.0 million in cash and cash equivalents and short-term investments, of which $97.6 million represented cash located outside the United States. In addition, we had $253.6 million in long-term investments which provide additional capital resources.

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

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation, tax benefits from employee stock plans and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $67.4 million for the three months ended March 31, 2015 compared to $24.2 million for the three months ended March 31, 2014. The increase in operating cash flow was primarily due to increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased by $22.0 million due to increased sales for the three months ended March 31, 2015.

 Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $34.3 million compared to $75.7 million for the three months ended March 31, 2014. The decrease in cash used in investing activities was mainly due to decrease in the net purchases of investments of $58.1 million and offset by an increase in capital expenditures of $15.7 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $29.7 million compared to $23.2 million for the three months ended March 31, 2014. The increase in cash provided by financing activities was primarily due to the $6.5 million increase in proceeds from employee stock plans.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 27, 2015.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II
ITEM 1.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The court held case management conferences on June 26, 2014, September 4, 2014 and February 5, 2015. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the Court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter.   A claim construction hearing is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 16, 2016. We have filed petitions for inter partes review of all eight asserted patents with the United States Patent and Trademark Office.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents. BMC is seeking unspecified damages and an injunction. A motion to dismiss is currently pending. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. A claim construction hearing is scheduled for July 10, 2015. The trial is currently scheduled to begin on March 14, 2016.

We intend to vigorously defend these lawsuits. These litigation matters are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, is uncertain. If an unfavorable outcome were to occur in either litigation, the impact could be material to our business, financial condition, cash flows or results of operations, depending on the specific circumstances of the outcome.

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

Risks Related to Our Business and Industry

We expect our revenue growth rate to decline, but we may not accurately predict the rate or magnitude of such decline. Our capacity is largely driven by production factors such as facilities, data centers and a trained workforce that require long term investments and expense commitments that we cannot easily adjust in the short term. As our costs increase, we may not be able to generate sufficient revenue to generate or sustain profitability or positive cash flow from operations.

From the three months ended March 31, 2009 to the three months ended March 31, 2015, our revenues grew from $5.2 million to $212.0 million. We expect that our revenue growth rate will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. Even if our revenue continues to increase, we expect to continue to incur a generally accepted accounting principles (GAAP) loss during future periods due to increased costs such as non-cash charges associated with equity awards and business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, or we fail to meet or exceed any forward-looking financial guidance we have issued, or if any forward-looking financial guidance we give is below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter, or which could impact any forward-looking financial guidance we give for any period, include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	changes in foreign currency exchange rates;

•	the number of new employees added;

•	the rate of expansion and productivity of our sales force;

•	the cost, timing and management effort for our development of new services;

•	the length of the sales cycle for our services;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information including in some cases personally identifiable information, protected health information, proprietary intellectual property and credit card and other sensitive financial information. We do not control or monitor the information that customers process in our services, we are unaware of the type, sensitivity and value of the customer information processed in our services and we do not vary our service offering and security measures due to the content of customer data. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Cyber-security risks, including but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, denial of service attacks, loss or corruption of customer data, and computer hacking attacks could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liability. Additionally, unauthorized persons may obtain access to our own sensitive, proprietary or confidential information or systems including our intellectual property and other confidential business information and our information technology systems. Such access could be used to compromise our competitive position, our ability to deliver our services or our ability to manage and operate our business. The security measures protecting our customers' and our own information and systems could be breached as a result of third party action, employee error or employee misconduct. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could suffer severe reputational damage adversely affecting customer or investor confidence, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to operate our business may be impaired, we may be subject to litigation or regulatory investigations or orders, and we may incur significant liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

We face exposure to foreign currency exchange rate fluctuations.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar can affect our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. For example, the U.S. Dollar has recently begun to strengthen relative to the Euro and other currencies. This has, and if this trend continues, it will continue to have a negative impact on our consolidated revenues. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods.

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

The markets in which we compete to manage services across the enterprise are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging cloud and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company, International Business Machines Corporation and Salesforce.com, Inc. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. As we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we expect increasing competition from platform vendors including Salesforce.com, Inc. and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our services to achieve or maintain market acceptance, any of which could harm our business.

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

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From March 31, 2014 to March 31, 2015, our sales and marketing organization increased from 730 to 1,105 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

We target our sales efforts at large enterprise customers. Because these customers are often making an enterprise-wide decision to deploy our services, sometimes on a global basis, we face long sales cycles, complex customer requirements, substantial upfront pre-sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. For example, our sales productivity was negatively impacted due to immaturity in our pipeline of new customer and upsell opportunities for the quarter ended March 31, 2015. Furthermore, large enterprises often undertake a prolonged evaluation of our services, including whether they need professional services performed by us or a third party for their service management needs, and a comparison of our services to products offered by our competitors. Some of our large enterprise customers initially deploy our services on a limited basis, with no guarantee that these customers will deploy our services widely enough across their organization to justify our substantial pre-sales investment. If our sales cycle lengthens or our substantial upfront pre-sales investments do not result in sufficient subscription revenues to justify our investments, our operating results could be harmed.

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

For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The court held case management conferences on June 26, 2014, September 4, 2014 and February 5, 2015. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the Court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. A claim construction hearing is scheduled for June 12, 2015. The trial is currently scheduled to begin on May 16, 2016. We have filed petitions for inter partes review of all eight asserted patents with the United States Patent and Trademark Office.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven of BMC’s patents.  BMC is seeking unspecified damages and an injunction. A motion to dismiss is currently pending. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. A claim construction hearing is scheduled for July 10, 2015. The trial is currently scheduled to begin on March 14, 2016.

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

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 30% of our total revenues for the three months ended March 31, 2015, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

•	foreign currency fluctuations which may cause exchange and translation losses;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, privacy and data protection laws and regulations;

•	compliance by us and our business partners with international bribery and corruption laws, including the UK Bribery Act and the Foreign Corrupt Practices Act;

•	the risk that illegal or unethical activities of our business partners will be attributed to or result in liability to us;

•	compliance with regional data privacy laws that apply to the transmission of our customers’ data across international borders, many of which are stricter than the equivalent U.S. laws;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer and potentially more complex sales cycles;

•	longer accounts receivable payment cycles and other collection difficulties;

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of earnings and losses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions and the valuation of deferred tax assets and liabilities. In addition, changes in federal, state or international tax laws and accounting principles could adversely affect our effective tax rate. For example, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws or have enacted new laws. Certain proposals or newly enacted laws include provisions that could significantly increase our tax obligations in many countries where we do business. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

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

As of March 31, 2015, we and our subsidiaries had $451.3 million in consolidated indebtedness, and our subsidiaries had $176.9 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $81.24 through March 31, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of December 31, 2014, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 10% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

SERVICENOW, INC.

Date: May 6, 2015	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 6, 2015	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)