Form 10-Q
period 2015-06-30
ServiceNow, Inc.
filed 2015-08-06
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of July 31, 2015, there were approximately 156.1 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,354	$252,455
Short-term investments	397,170	416,336
Accounts receivable, net	143,206	159,171
Current portion of deferred commissions	44,346	43,232
Prepaid expenses and other current assets	43,998	35,792
Total current assets	954,074	906,986
Deferred commissions, less current portion	28,193	29,453
Long-term investments	333,284	266,772
Property and equipment, net	124,902	104,237
Intangible assets, net	47,432	54,526
Goodwill	57,412	55,016
Other assets	18,014	8,089
Total assets	$1,563,311	$1,425,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,966	$17,829
Accrued expenses and other current liabilities	83,085	79,497
Current portion of deferred revenue	487,582	409,671
Total current liabilities	591,633	506,997
Deferred revenue, less current portion	15,112	12,567
Convertible senior notes, net	459,011	443,764
Other long-term liabilities	34,442	33,076
Total liabilities	1,100,198	996,404
Stockholders’ equity:
Common stock	155	150
Additional paid-in capital	953,831	799,221
Accumulated other comprehensive loss	(12,272)	(12,113)
Accumulated deficit	(478,601)	(358,583)
Total stockholders’ equity	463,113	428,675
Total liabilities and stockholders’ equity	$1,563,311	$1,425,079

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Subscription	$200,461	$132,724	$380,368	$250,099
Professional services and other	46,255	34,033	78,312	55,748
Total revenues	246,716	166,757	458,680	305,847
Cost of revenues(1):
Subscription	45,392	33,243	87,836	64,432
Professional services and other	34,325	25,695	68,780	47,620
Total cost of revenues	79,717	58,938	156,616	112,052
Gross profit	166,999	107,819	302,064	193,795
Operating expenses(1):
Sales and marketing	136,574	91,937	246,631	161,353
Research and development	53,276	35,439	103,124	66,549
General and administrative	30,384	24,914	59,776	46,545
Total operating expenses	220,234	152,290	409,531	274,447
Loss from operations	(53,235)	(44,471)	(107,467)	(80,652)
Interest and other expense, net	(7,186)	(5,231)	(10,060)	(11,194)
Loss before provision for income taxes	(60,421)	(49,702)	(117,527)	(91,846)
Provision for income taxes	1,504	661	2,491	1,828
Net loss	$(61,925)	$(50,363)	$(120,018)	$(93,674)
Net loss per share - basic and diluted	$(0.40)	$(0.35)	$(0.78)	$(0.65)
Weighted-average shares used to compute net loss per share - basic and diluted	154,465,367	144,456,675	153,041,433	143,267,181
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,720	$511	$(339)	$686
Unrealized gain (loss) on investments	(491)	365	281	390
Tax provision (benefit)	(177)	—	101	—
Other comprehensive income (loss), net of tax	3,406	876	(159)	1,076
Comprehensive loss	$(58,519)	$(49,487)	$(120,177)	$(92,598)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues:
Subscription	$6,067	$3,825	$11,232	$6,901
Professional services and other	5,771	3,224	10,984	5,616
Sales and marketing	26,105	12,383	48,679	21,426
Research and development	17,935	10,452	33,573	18,291
General and administrative	10,468	7,720	19,952	14,599

See accompanying notes to condensed consolidated financial statements

Table of Contents
SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(120,018)	$(93,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,857	16,630
Amortization of premiums on investments	3,612	3,859
Amortization of deferred commissions	31,281	23,635
Amortization of debt discount and issuance costs	15,285	14,283
Stock-based compensation	124,420	66,833
Tax benefit from exercise of stock options	(597)	(617)
Other	(4,240)	(1,590)
Changes in operating assets and liabilities:
Accounts receivable	11,339	(2,098)
Deferred commissions	(32,832)	(27,966)
Prepaid expenses and other assets	(8,026)	(1,101)
Accounts payable	1,634	10,976
Deferred revenue	90,557	63,312
Accrued expenses and other liabilities	5,682	(6,206)
Net cash provided by operating activities	146,954	66,276
Cash flows from investing activities:
Purchases of property and equipment	(41,820)	(27,405)
Acquisition, net of cash acquired	(1,100)	—
Purchases of investments	(331,496)	(241,312)
Sale of investments	138,362	68,893
Maturities of investments	146,660	67,168
Purchase of strategic investment	(10,000)	—
Restricted cash	66	(55)
Net cash used in investing activities	(99,328)	(132,711)
Cash flows from financing activities:
Proceeds from employee stock plans	41,684	28,811
Taxes paid related to net share settlement of equity awards	(12,446)	—
Tax benefit from exercise of stock options	597	617
Net cash provided by financing activities	29,835	29,428
Foreign currency effect on cash and cash equivalents	(4,562)	(21)
Net increase (decrease) in cash and cash equivalents	72,899	(37,028)
Cash and cash equivalents at beginning of period	252,455	366,303
Cash and cash equivalents at end of period	$325,354	$329,275
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	$19,318	$12,669

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2014 is derived from audited financial statements as of that date, however, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 27, 2015.

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

Warranties and Indemnification

Our cloud-based service to automate services across the global enterprise is typically warranted to perform in material conformance with specifications.

We include service-level commitments to our customers that permit those customers to receive credits in the event we fail to meet those levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our services including an assessment of the impact, if any, of any known service disruptions. Service-level credit accrual charges are recorded against revenue. The service-level credit accrual was not material as of June 30, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an update to ASC 606 Revenue from Contracts with Customers, or ASC 606, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This update is effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted for us on January 1, 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

(3)    Investments

Marketable securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$11,362	$6	$—	$11,368
Corporate notes and bonds	566,472	54	(688)	565,838
Certificates of deposit	41,505	19	(3)	41,521
U.S. government agency securities	111,686	44	(3)	111,727
Total available-for-sale securities	$731,025	$123	$(694)	$730,454

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$8,195	$1	$—	$8,196
Corporate notes and bonds	554,421	56	(845)	553,632
Certificates of deposit	27,251	8	(2)	27,257
U.S. government agency securities	94,093	2	(72)	94,023
Total available-for-sale securities	$683,960	$67	$(919)	$683,108

As of June 30, 2015, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

June 30, 2015
Due in 1 year or less	$397,170
Due in 1 year through 2 years	333,284
Total	$730,454

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

	June 30, 2015		December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$417,641	$(688)	$436,140	$(845)
Certificates of deposit	9,103	(3)	7,999	(2)
U.S. government agency securities	25,104	(3)	80,014	(72)
Total	$451,848	$(694)	$524,153	$(919)

Strategic investment

During the three months ended June 30, 2015, we purchased a non-marketable equity investment in a privately-held company. This investment is accounted for under the cost method as we have less than a 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the company.  The carrying value of our investment was $10.0 million as of June 30, 2015 which is included in Other assets on the consolidated balance sheets. We monitor this non-marketable equity investment for impairment and will make an appropriate reduction in carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of the privately-held company.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at June 30, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$45,954	$—	$45,954
Commercial paper	—	—	—
Short-term investments:
Commercial paper	—	11,367	11,367
Corporate notes and bonds	—	312,217	312,217
Certificates of deposit	—	32,518	32,518
U.S. government agency securities	—	41,068	41,068
Long-term investments:
Corporate notes and bonds	—	253,621	253,621
Certificates of deposit	—	9,004	9,004
U.S. government agency securities	—	70,659	70,659
Total	$45,954	$730,454	$776,408

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$46,541	$—	$46,541
Commercial paper	—	4,600	4,600
Short-term investments:
Commercial paper	—	8,196	8,196
Corporate notes and bonds	—	342,864	342,864
Certificates of deposit	—	25,258	25,258
U.S. government agency securities	—	40,018	40,018
Long-term investments:
Corporate notes and bonds	—	210,768	210,768
Certificates of deposit	—	1,999	1,999
U.S. government agency securities	—	54,005	54,005
Total	$46,541	$687,708	$734,249

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

(5) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2014	$55,016
Goodwill acquired	1,442
Foreign currency translation adjustments	954
Balance as of June 30, 2015	$57,412

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

Intangible assets consist of the following (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,546	$(12,079)	$46,467
Backlog	591	(382)	209
Other acquisition-related intangible assets	567	(467)	100
Acquisition-related intangible assets	59,704	(12,928)	46,776
Other intangible assets	1,075	(419)	656
Total intangible assets	$60,779	$(13,347)	$47,432

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$59,895	$(6,727)	$53,168
Backlog	588	(184)	404
Other acquisition-related intangible assets	597	(398)	199
Acquisition-related intangible assets	61,080	(7,309)	53,771
Other intangible assets	1,075	(320)	755
Total intangible assets	$62,155	$(7,629)	$54,526

Amortization expense for intangible assets for the three months ended June 30, 2015 and 2014 was approximately $2.9 million and $0.5 million, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $5.9 million and $0.9 million, respectively.

(6)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Computer equipment and software	$156,684	$128,546
Furniture and fixtures	19,693	18,253
Leasehold improvements	16,993	14,929
Building	6,529	—
Construction in progress	7,390	9,762
	207,289	171,490
Less: Accumulated depreciation	(82,387)	(67,253)
Total property and equipment, net	$124,902	$104,237

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

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended June 30, 2015 and 2014 was $12.1 million and $8.2 million, respectively, and for the six months ended June 30, 2015 and 2014 was $22.9 million and $15.7 million, respectively.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Taxes payable	$6,526	$7,625
Bonuses and commissions	23,195	28,228
Accrued compensation	17,103	14,961
Other employee expenses	16,943	16,080
Other	19,318	12,603
Total accrued expenses and other current liabilities	$83,085	$79,497

(8)    Convertible Senior Notes
In November 2013, we issued 0% convertible senior notes due November 1, 2018 with an aggregate principal amount of $575 million, or the Notes. The Notes will not bear interest. The Notes mature on November 1, 2018 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.
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

•
during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

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

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component, or the debt discount, is amortized to interest expense using the effective interest method over the term of the Note. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

	June 30, 2015	December 31, 2014
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(115,989)	(131,236)
Net carrying amount	$459,011	$443,764

We consider the fair value of the Notes at June 30, 2015 and December 31, 2014 to be a Level 2 measurement. The estimated fair values of the Notes were $675.1 million and $653.3 million at June 30, 2015 and December 31, 2014, respectively. The fair value was determined based on the closing trading price per $100 of the Notes on June 30, 2015. The Notes are not convertible as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, the remaining life of the Notes is 40 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of debt issuance cost	$413	$386	$820	$766
Amortization of debt discount	7,294	6,816	14,465	13,517
Total	$7,707	$7,202	$15,285	$14,283
Effective interest rate of the liability component	6.5%

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions, or the Note Hedge, with respect to our common stock concurrent with the issuance of the Notes. The Note Hedge covers approximately 7.8 million shares of our common stock at a strike price per share that corresponds to the initial conversion price of the Notes, subject to adjustment, and is exercisable upon conversion of the Notes. We paid an aggregate amount of $135.8 million for the Note Hedge. The Note Hedge will expire upon maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes.

Warrants

Separately, we entered into warrant transactions, or the Warrants, whereby we sold warrants to acquire up to 7.8 million shares of our common stock, at a strike price of $107.46 per share, subject to adjustment. We received aggregate proceeds of $84.5 million from the sale of the Warrants. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our earnings per share. The Warrants are separate transactions and are not remeasured through earnings each reporting period. The Warrants are not part of the Notes or the Note Hedge, and have been accounted for as part of additional paid-in capital.

(9)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Foreign currency translation adjustment	$(11,600)	$(11,261)
Net unrealized loss on investments	(672)	(852)
Accumulated other comprehensive loss	$(12,272)	$(12,113)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(10)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of June 30, 2015. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2015, we had 155,367,736 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

June 30, 2015
Stock option plans:
Options outstanding	12,017,564
RSUs	13,079,988
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	17,065,080
2012 Employee Stock Purchase Plan(1)	7,754,674
Total reserved shares of common stock for future issuance	49,917,306

(1)	Refer to Note 11 for a description of these plans.

During the six months ended June 30, 2015 and 2014, we issued a total of 6,034,044 shares and 4,825,594 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

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

Stock Options

A summary of the stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	15,897,422	$11.96
Granted	156,048	75.34
Exercised	(3,875,335)	7.41		$261,976
Canceled	(160,571)	22.44
Outstanding at June 30, 2015	12,017,564	$14.10	6.47	$723,701
Vested and expected to vest as of June 30, 2015	11,914,682	$13.82	6.46	$720,874
Vested and exercisable as of June 30, 2015	8,983,792	$8.20	6.09	$593,921

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $33.71 for the six months ended June 30, 2015. The total fair value of shares vested was $20.5 million for the six months ended June 30, 2015.

As of June 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $41.7 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2015 was 2.24 years.

 RSUs

A summary of RSU activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2014	9,941,074	$51.19
Granted	5,643,680	72.82
Vested	(1,888,777)	45.08	$140,972
Forfeited	(615,989)	57.35
Non-vested and outstanding at June 30, 2015	13,079,988	$61.11	$971,974
Expected to vest as of June 30, 2015	11,559,798		$859,009

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of June 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $614.9 million and the weighted-average remaining vesting period was 3.15 years.

(12)  Interest and other expense, net

The components of interest and other expense, net, consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense related to the Notes	$(7,707)	$(7,202)	$(15,285)	$(14,283)
Interest income	1,074	739	2,022	1,402
Foreign currency exchange gain/(loss)	(534)	1,230	3,292	1,681
Other	(19)	2	(89)	6
Interest and other expense, net	$(7,186)	$(5,231)	$(10,060)	$(11,194)

(13)    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(61,925)	$(50,363)	$(120,018)	$(93,674)
Denominator:
Weighted-average shares outstanding—basic and diluted	154,465,367	144,456,675	153,041,433	143,267,181
Net loss per share:
Basic	$(0.40)	$(0.35)	$(0.78)	$(0.65)
Diluted	$(0.40)	$(0.35)	$(0.78)	$(0.65)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	June 30,
	2015	2014
Common stock options	12,017,564	19,375,640
Restricted stock units	13,079,988	8,353,408
Common stock subject to repurchase	21	45,879
ESPP obligations	196,836	187,649
Convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023
Total potentially dilutive securities	40,860,455	43,528,622

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate for the three and six months ended June 30, 2015 was (2)%, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, non-deductible expenses arising from stock-based compensation and the tax effects of unrealized gains in investment securities.

Our effective tax rate for the three and six months ended June 30, 2014 was (1)% and (2)%, respectively, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions.  As of June 30, 2015, our tax years 2005 to 2014 remain subject to examination in most jurisdictions. We are currently protesting the results of the examination by the U.S. Internal Revenue Service for the June 30, 2011 and December 31, 2011 tax years.

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

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight Hewlett-Packard patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses.  The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. A claim construction hearing is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 16, 2016. We have filed petitions challenging the validity of each of the asserted patents with the United States Patent and Trademark Office, including inter partes review petitions of all eight asserted patents and covered business method review petitions of two asserted patents.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven BMC patents. BMC is seeking unspecified damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015. The trial is currently scheduled to begin on March 14, 2016. We have filed petitions challenging the validity of each of the asserted patents with the United States Patent and Trademark Office, including inter partes review petitions of six asserted patents and a covered business method review petition of one asserted patent.

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

(16)    Information about Geographic Areas

Revenues by geographic area, based on the billing location of the customer, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues by geography:
North America (1)	$174,387	$114,261	$323,033	$209,225
EMEA (2)	55,803	42,194	104,333	78,500
Asia Pacific and other	16,526	10,302	31,314	18,122
Total revenues	$246,716	$166,757	$458,680	$305,847

Long-lived assets by geographic area were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Long-lived assets:
North America(3)	$82,417	$66,489
EMEA(2)	31,534	27,032
Asia Pacific and other	10,951	10,716
Total long-lived assets	$124,902	$104,237

(1)
Revenues attributed to the United States were approximately 95% of North America revenues for the three months ended June 30, 2015, and 94% for the three months ended June 30, 2014, the six months ended June 30, 2015 and the six months ended June 30, 2014.

(2)	Europe, the Middle East and Africa

(3)	Long-lived assets attributed to the United States were approximately 98% and 97% of North America long-lived assets as of June 30, 2015 and December 31, 2014, respectively.

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

Certain measures in the section entitled “—Key Factors Affecting Our Performance—Billings,” “—Comparison of the Three Months Ended June 30, 2015 and 2014" and “—Comparison of the Six Months Ended June 30, 2015 and 2014” are presented on a constant currency basis. These measures are not in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe investors should consider these non-GAAP financial measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 3,187 as of June 30, 2015 from 2,328 as of June 30, 2014.

Key Factors Affecting Our Performance

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annualized contract value, or ACV, from lost customers, divided by the total ACV from all customers that renewed during the period, excluding any price changes or upsells, and total ACV from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. Our renewal rate was 97% for the three and six months ended June 30, 2015, 98% for the three months ended June 30, 2014, and 97% for the six months ended June 30, 2014.

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the ACV of upsells, net of losses and reductions in ACV from existing customers during the period, divided by our total ACV signed during the period. The upsell rate was 43% and 40% for the three months ended June 30, 2015 and 2014, respectively, and 38% and 42% for the six months ended June 30, 2015 and 2014, respectively. The decrease in upsell rate for the six months ended June 30, 2015 compared to the same period in the prior year is primarily due to the increase in total signed ACV resulting from higher renewal ACV during the six months ended June 30, 2015.We expect our upsell rate to decrease in the long term as our renewal base continues to grow.

Our upsells are primarily derived from an increase in the number of user accounts purchased by our customers and are also derived from the addition of other subscription services. In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph below for further details about the change. The change in customer count definition increased the upsell rate we had disclosed in the prior year from 33% to 40% for the three months ended June 30, 2014, and from 34% to 42% for the six months ended June 30, 2014.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel in order to grow our customer base. Based on our new definition of customer count as described below, our total customer count was 2,628 and 2,046, as of June 30, 2015 and 2014, respectively.

In the first quarter of 2015, we changed our definition of customer count to better align to a global standard for business identification and tracking. Previously, we generally defined a customer as an entity with an active subscription contract as of the measurement date. In situations where a single contract applied to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that had contracted for a separate production instance of our services was counted as a separate customer. Beginning on January 1, 2015, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate, or GULT, Data Universal Numbering System, or DUNS, and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We will make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count continues to exclude customers of our Express product offering, which is our standardized IT service management solution.

The change in customer count definition reduced our customer count as of June 30, 2014 by 318 customers. As total customer count is a factor used in the calculation of other metrics we disclose (upsell rate, number of customers with ACV greater than $1 million, annual total revenues per customer and average contract term for new customers, upsells and renewals), we have revised previously disclosed numbers for the impacted metrics to ensure comparability across the periods.

Number of customers with ACV greater than $1 million. We count the total number of customers with ACV greater than $1 million as of the end of the period. We had 186 and 111 customers with ACV greater than $1 million as of June 30, 2015 and 2014, respectively.

The number of deals with net new ACV greater than $1 million entered into during the three months ended June 30, 2015 and 2014 were 9 and 4, respectively and 17 and 13 during the six months ended June 30, 2015 and 2014, respectively. We define net new ACV as ACV from new customers and upsells to existing customers, net of losses to those customers.

G2K customer count. The Global 2000, or G2K, customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales; profit; assets; and market value. The Forbes list is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs, and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not a customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within the G2K as a new customer in the G2K customer count. Our G2K customer count based on the most recent Forbes Global 2000 list and adjusted for acquisitions, spin-offs and other market activity was 566 and 478 as of June 30, 2015 and 2014, respectively.

Billings. We define billings as revenue recognized plus the change in total deferred revenue as presented on the consolidated statements of cash flows. We believe billings offers investors useful supplemental information regarding the performance of our business and will help investors better understand the sales volume and performance of our business.

A calculation of billings is provided below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$246,716	$166,757	48%	$458,680	$305,847	50%
Change in deferred revenue from the consolidated statements of cash flows	34,696	21,140	64%	90,557	63,312	43%
Total billings	$281,412	$187,897	50%	$549,237	$369,159	49%

Our international operations provide a significant portion of our total billings and revenues. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro) from the first six months of 2014 to the first six months of 2015 had an unfavorable impact on our billings and revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the second quarter of 2015 at the exchange rates for the second quarter of 2014 rather than the actual exchange rates in effect during the second quarter of 2015, our total billings would have increased by an additional $22.6 million, with $17.7 million of the increase relating to an increase in total revenues and $4.9 million of the increase relating to the change in deferred revenue from the consolidated statements of cash flows. If we had translated our results for the first six months of 2015 at the exchange rates for the first six months of 2014 rather than the actual exchange rates in effect during the first six months of 2015, our total billings would have increased by an additional $42.4 million, with $31.4 million of the increase relating to an increase in total revenues and $11.0 million of the increase relating to the change in deferred revenue from the consolidated statements of cash flows.

Average contract term. We calculate the average contract term for new customers, upsells, and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 31 months and 32 months for the three months ended June 30, 2015 and 2014, respectively, and 30 months and 31 months for the six months ended June 30, 2015 and 2014, respectively. The average upsell contract term was 26 months for both the three months ended June 30, 2015 and 2014, and 25 months and 26 months for the six months ended June 30, 2015 and 2014, respectively. The average renewal contract term was 23 months and 29 months for the three months ended June 30, 2015 and 2014, respectively, and 24 months and 27 months for the six months ended June 30, 2015 and 2014, respectively. In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph section above for further details of the change. The change in customer count definition decreased the average new customer contract term from 34 months as disclosed in the prior year to 31 months for the six months ended June 30, 2014. The change to our customer count definition did not affect the average new customer contract term for the three months ended June 30, 2014. Average upsell contract term and average renewal contract term were not included in the financial results for the three and six months ended June 30, 2014, therefore the change in customer count definition had no impact to prior year disclosure.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and upgrades to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription term. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which are typically 15% of the customer's ACV. The referral fees may vary depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

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

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 15% and 13% in the three months ended June 30, 2015 and 2014, respectively, and 17% and 14% for the six months ended June 30, 2015 and 2014, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also include third-party referral fees, marketing and promotional events, including our annual Knowledge user conference, online marketing, product marketing and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2015 and December 31, 2014. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an update to ASC 606 Revenue from Contracts with Customers, or ASC 606, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This update is effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted for us on January 1, 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues:
Subscription	$200,461	$132,724	$380,368	$250,099
Professional services and other	46,255	34,033	78,312	55,748
Total revenues	246,716	166,757	458,680	305,847
Cost of revenues(1):
Subscription	45,392	33,243	87,836	64,432
Professional services and other	34,325	25,695	68,780	47,620
Total cost of revenues	79,717	58,938	156,616	112,052
Gross profit	166,999	107,819	302,064	193,795
Operating expenses(1):
Sales and marketing	136,574	91,937	246,631	161,353
Research and development	53,276	35,439	103,124	66,549
General and administrative	30,384	24,914	59,776	46,545
Total operating expenses	220,234	152,290	409,531	274,447
Loss from operations	(53,235)	(44,471)	(107,467)	(80,652)
Interest and other expense, net	(7,186)	(5,231)	(10,060)	(11,194)
Loss before provision for income taxes	(60,421)	(49,702)	(117,527)	(91,846)
Provision for income taxes	1,504	661	2,491	1,828
Net loss	$(61,925)	$(50,363)	$(120,018)	$(93,674)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues:
Subscription	$6,067	$3,825	$11,232	$6,901
Professional services and other	5,771	3,224	10,984	5,616
Sales and marketing	26,105	12,383	48,679	21,426
Research and development	17,935	10,452	33,573	18,291
General and administrative	10,468	7,720	19,952	14,599

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Subscription	81%	80%	83%	82%
Professional services and other	19	20	17	18
Total revenues	100	100	100	100
Cost of revenues:
Subscription	18	20	19	21
Professional services and other	14	15	15	16
Total cost of revenues	32	35	34	37
Gross profit	68	65	66	63
Operating expenses:
Sales and marketing	55	55	54	53
Research and development	22	21	22	22
General and administrative	12	15	13	15
Total operating expenses	89	91	89	90
Loss from operations	(21)	(26)	(23)	(26)
Interest and other expense, net	(3)	(3)	(2)	(4)
Loss before provision for income taxes	(24)	(29)	(25)	(30)
Provision for income taxes	1	—	1	1
Net loss	(25)%	(29)%	(26)%	(31)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues by geography
North America	$174,387	$114,261	$323,033	$209,225
EMEA (1)	55,803	42,194	104,333	78,500
Asia Pacific and other	16,526	10,302	31,314	18,122
Total revenues	$246,716	$166,757	$458,680	$305,847

(1) Europe, the Middle East and Africa

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Revenues:
Subscription	$200,461	$132,724	51%
Professional services and other	46,255	34,033	36%
Total revenues	$246,716	$166,757	48%
Percentage of revenues:
Subscription	81%	80%
Professional services and other	19%	20%
Total	100%	100%

Subscription revenues increased $67.7 million during the three months ended June 30, 2015, compared to the same period in the prior year, driven by our upsells, an increase in our customer count and strong renewals. Revenues from our direct sales organization and channel partners represented 89% and 11%, respectively, for each of the three months ended June 30, 2015 and 2014.

Professional services and other revenues increased $12.2 million during the three months ended June 30, 2015, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $10.9 million for the three months ended June 30, 2015 from $8.2 million for the three months ended June 30, 2014 due to increases in sponsorship and paid registrations. This event is held each year in the second quarter, and all revenues and costs associated with this event are recognized in the quarter in which the event is held. We believe excluding Knowledge revenues facilitates a more meaningful comparison between comparative periods for our professional services and other revenue and gross profit. We expect professional services and other revenues to increase at a slower rate than subscription revenues as we continue to focus on strengthening and supporting our network of professional services partners.

Our annual total revenues per customer increased to approximately $357,000 for the three months ended June 30, 2015, compared to approximately $300,000 for the three months ended June 30, 2014. Our annual total revenues per customer is the sum of average quarterly revenues per customer for the trailing four quarters. We calculate average quarterly revenues per customer by dividing the quarter’s revenues by the average number of customers in the quarter.  In the second quarter of 2014, we made a change to our calculation to improve the accuracy of our average revenues per customer.  In this report, we have applied this updated calculation combined with our revised customer count definition, and have presented current and past metrics on this consistent basis. As a result, our annual total revenues per customer for the three months ended June 30, 2014 increased by 15% compared to the same period in the prior year.

Our international operations have provided and will continue to provide a significant portion of our total revenues. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the second quarter of 2014 to the second quarter of 2015 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the second quarter of 2015 at the exchange rates for the second quarter of 2014 rather than the actual exchange rates in effect during the second quarter of 2015, our subscription revenues would have increased by an additional $13.7 million and our professional services and other revenues would have increased by an additional $4.0 million.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$45,392	$33,243	37%
Professional services and other	34,325	25,695	34%
Total cost of revenues	$79,717	$58,938	35%
Gross profit percentage:
Subscription	77%	75%
Professional services and other	26%	24%
Total gross profit percentage	68%	65%
Gross Profit	$166,999	$107,819
Headcount (at period end)
Subscription	513	405	27%
Professional services and other	443	370	20%
Total headcount	956	775	23%

Cost of subscription revenues increased $12.1 million during the three months ended June 30, 2015, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.4 million in personnel related costs excluding stock-based compensation, an increase of $2.2 million in stock-based compensation, an increase of $2.1 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $1.5 million in overhead expenses. Amortization of intangible assets increased $2.4 million as a result of the acquisition of Neebula Systems Ltd., or Neebula, in July 2014.

Our subscription gross profit percentage was 77% and 75% for the three months ended June 30, 2015 and 2014, respectively. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage to remain relatively flat for the remainder of the year as we anticipate our cost of subscription revenues to grow at the same rate as our subscription revenues. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our forecast for revenues, cost of revenues, and operating expenses was based on foreign exchange rates as of June 30, 2015.

Cost of professional services and other revenues increased $8.6 million during the three months ended June 30, 2015 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.8 million in personnel related costs excluding stock-based compensation, an increase of $2.5 million in stock-based compensation, an increase of $2.4 million in contracted third-party partner costs and any increase of $1.4 million in overhead expenses.

Our professional services and other gross profit percentage was 26% and 24% during the three months ended June 30, 2015 and 2014, respectively, and included revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $10.9 million in revenue, or 23 percentage points to the professional services and other gross profit percentage for the three months ended June 30, 2015. For the three months ended June 30, 2014, Knowledge contributed $8.2 million in revenue, or 24 percentage points, to the professional services and other gross profit percentage.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the second quarter of 2014 to the second quarter of 2015 had an impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the second quarter of 2015 at the exchange rates for the second quarter of 2014 rather than the actual exchange rates in effect during the second quarter of 2015, our cost of subscription revenues would have increased by an additional $2.2 million and our cost of professional services and other revenues would have increased by an additional $2.0 million.

Sales and Marketing

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$136,574	$91,937	49%
Percentage of revenues	55%	55%
Headcount (at period end)	1,169	806	45%

Sales and marketing expenses increased $44.6 million during the three months ended June 30, 2015 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $15.9 million in personnel related costs excluding stock-based compensation, an increase of $13.7 million in stock-based compensation, an increase of $5.0 million in overhead expenses and an increase of $2.6 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 8% and 11% of subscription revenues for three months ended June 30, 2015 and 2014, respectively.

In addition, expenses related to our annual Knowledge user conference increased by $5.7 million, from $15.3 million for the three months ended June 30, 2014 to $21.0 million for the three months ended June 30, 2015, due to registration increasing by 31% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $1.7 million during the three months ended June 30, 2015 compared to the same period in the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the second quarter of 2014 to the second quarter of 2015 had an impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the second quarter of 2015 at the exchange rates for the second quarter 2014 rather than the actual exchange rates in effect during the second quarter of 2015, our sales and marketing expenses would have increased by an additional $6.2 million.

Excluding the charges related to Knowledge, we expect sales and marketing expenses to increase for the remainder of the year, in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Research and development	$53,276	$35,439	50%
Percentage of revenues	22%	21%
Headcount (at period end)	681	470	45%

Research and development expenses increased $17.8 million during the three months ended June 30, 2015 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $6.8 million in personnel related costs excluding stock-based compensation, an increase of $7.5 million in stock-based compensation and an increase of $2.5 million in overhead expenses. The impact from the foreign currency movements from the second quarter of 2014 to the second quarter of 2015 is not significant to research and development expenses.

We expect research and development expenses to increase for the remainder of the year in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to expand the development organization and improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
General and administrative	$30,384	$24,914	22%
Percentage of revenues	12%	15%
Headcount (at period end)	381	277	38%

General and administrative expenses increased $5.5 million during the three months ended June 30, 2015, compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $1.6 million in personnel related costs excluding stock-based compensation and an increase of $2.7 million in stock-based compensation. Outside services costs increased $2.1 million primarily due to an increase in legal fees and an increase in contractors for internal information technology support. The impact from the foreign currency movements from the second quarter of 2014 to the second quarter of 2015 is not significant to general and administrative expenses.

We expect general and administrative expenses to increase for the remainder of the year in absolute dollar terms due to increased headcount, legal fees and charges related to the move and expansion of our Santa Clara headquarters in the fourth quarter of 2015, but to remain relatively flat as a percentage of total revenues as we continue to grow.

Stock-based Compensation

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$6,067	$3,825	59%
Professional services and other	5,771	3,224	79%
Sales and marketing	26,105	12,383	111%
Research and development	17,935	10,452	72%
General and administrative	10,468	7,720	36%
Total stock-based compensation	$66,346	$37,604	76%
Percentage of revenues	27%	23%

Stock-based compensation increased $28.7 million during the three months ended June 30, 2015, compared to the same period in prior year, primarily due to annual grants of equity incentive awards, increased headcount, an increase in the weighted-average grant date fair value of stock awards and performance RSUs granted to our executives in the current year. The new equity incentive awards granted after the same period in prior year, including the performance RSUs, resulted in an increase of $28.8 million in stock-based compensation. The weighted-average grant date fair value per share of stock options granted was $75.42 and $55.94 for the three months ended June 30, 2015 and 2014, respectively. The weighted-average grant date fair value per RSU was $75.99 and $50.75 for the three months ended June 30, 2015 and 2014, respectively.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price and the uncertainty around the achievement of performance criteria associated with our performance RSUs. We expect stock-based compensation to continue to increase for the remainder of the year in absolute dollar terms and as a percentage of total revenues.

We expect to continue to incur a GAAP loss for the remainder of the year, due to increased costs such as non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Interest and Other Expense, net

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Interest expense related to the Notes	$(7,707)	$(7,202)	7%
Interest income	1,074	739	45%
Foreign currency exchange gain/(loss)	(534)	1,230	(143)%
Other	(19)	2	(1,050)%
Interest and other expense, net	$(7,186)	$(5,231)	37%
Percentage of revenues	(3)%	(3)%

Interest and other expense, net, increased $2.0 million during the three months ended June 30, 2015 compared to the same period in the prior year, primarily due to a loss from foreign currency transactions. We had a foreign currency transaction loss of $0.5 million for the three months ended June 30, 2015 primarily due to the weakening of the U.S. Dollar against other major currencies, compared to a gain of $1.2 million for the three months ended June 30, 2014 that resulted from the strengthening of the U.S. Dollar against other major currencies.

Our expanding international operations will continue to increase our exposure to currency risks, though we cannot presently predict the impact of this exposure on our consolidated financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we are conducting an ongoing evaluation of the costs and benefits of initiating such a program and in the future may hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

Provision for Income Taxes

	Three Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Loss before income taxes	$(60,421)	$(49,702)	22%
Provision for income taxes	1,504	661	128%
Effective tax rate	(2)%	(1)%

Our effective tax rate changed to (2)% for the three months ended June 30, 2015 compared to (1)% for the three months ended June 30, 2014. Our tax expense increased $0.8 million during the three months ended June 30, 2015 compared to the same period in the prior year, primarily due to a higher proportion of earnings in foreign jurisdictions.

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

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Revenues:
Subscription	$380,368	$250,099	52%
Professional services and other	78,312	55,748	40%
Total revenues	$458,680	$305,847	50%
Percentage of revenues:
Subscription	83%	82%
Professional services and other	17%	18%
Total	100%	100%

Subscription revenues increased $130.3 million during the six months ended June 30, 2015, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count. Revenues from our direct sales organization and channel partners represented 89% and 11%, respectively, for the six months ended June 30, 2015 and 2014.

Professional services and other revenues increased $22.6 million during the six months ended June 30, 2015, compared to the same period in the prior year, primarily due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $10.9 million for the three months ended June 30, 2015 from $8.2 million for the three months ended June 30, 2014 due to increased sponsorship and paid registrations in the current year.

Our international operations have provided and will continue to provide a significant portion of our total revenues. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the first six months of 2014 to the first six months of 2015 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the first six months of 2015 at the exchange rates for the first six months of 2014 rather than the actual exchange rates in effect during the first six months of 2015, our subscription revenues would have increased by an additional $24.7 million and our professional services and other revenues would have increased by an additional $6.7 million.

Cost of Revenues and Gross Profit Percentage

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$87,836	$64,432	36%
Professional services and other	68,780	47,620	44%
Total cost of revenues	$156,616	$112,052	40%
Gross profit percentage:
Subscription	77%	74%
Professional services and other	12%	15%
Total gross profit percentage	66%	63%
Gross Profit	$302,064	$193,795
Headcount (at period end)
Subscription	513	405	27%
Professional services and other	443	370	20%
Total headcount	956	775	23%

Cost of subscription revenues increased $23.4 million during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $5.3 million in personnel related costs excluding stock-based compensation, an increase of $4.3 million in stock-based compensation, an increase of $3.9 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $2.8 million in overhead expenses. Amortization of intangible assets increased $4.8 million as a result of the acquisition of Neebula in July 2014.

Our subscription gross profit percentage was 77% and 74% for the six months ended June 30, 2015 and 2014, respectively.

Cost of professional services and other revenues increased $21.2 million during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $7.2 million in personnel related costs excluding stock-based compensation, an increase of $5.4 million in stock-based compensation, an increase of $5.8 million in contracted third-party partner costs and an increase of $3.1 million in overhead expenses.

Our professional services and other gross profit percentage was 12% and 15% during the six months ended June 30, 2015 and 2014, respectively. The decrease in profit margin is primarily due to the higher growth rate in stock-based compensation of 96% compared to the growth rate in professional services and other revenues of 40%, partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $10.9 million in revenue, or 14 percentage points, to the professional services and other gross profit percentage for the six months ended June 30, 2015. During six months ended June 30, 2014, Knowledge contributed to $8.2 million in revenue, or 15 percentage points, to the professional services and other gross profit percentage.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the first six months of 2014 to the six months of 2015 had an impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the first six months of 2015 at the exchange rates for the first six months of 2014 rather than the actual exchange rates in effect during the first six months of 2015, our cost of subscription revenues would have increased by an additional $4.0 million and our cost of professional services and other revenues would have increased by an additional $3.9 million.

Sales and Marketing

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$246,631	$161,353	53%
Percentage of revenues	54%	53%
Headcount (at period end)	1,169	806	45%

Sales and marketing expenses increased $85.3 million during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $30.8 million in personnel related costs excluding stock-based compensation, an increase of $27.3 million in stock-based compensation, an increase of $9.8 million in overhead expenses and an increase of $7.0 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 9% and 11% of subscription revenues for six months ended June 30, 2015 and 2014, respectively.

In addition, expenses related to our annual Knowledge user conference increased $5.7 million, from $15.3 million for the six months ended June 30, 2014 to $21.0 million for the six months ended June 30, 2015, due to the registration increasing by 31% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $4.5 million during the six months ended June 30, 2015 compared to the same period in the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the first six months of 2014 to the first six months of 2015 had an impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the first six months of 2015 at the exchange rates for the first six months of 2014 rather than the actual exchange rates in effect during the first six months of 2015, our sales and marketing expenses would have increased by an additional $10.7 million.

Research and Development

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Research and development	$103,124	$66,549	55%
Percentage of revenues	22%	22%
Headcount (at period end)	681	470	45%

Research and development expenses increased $36.6 million during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $14.7 million in personnel related costs excluding stock-based compensation, an increase of $15.3 million in stock-based compensation and an increase of $4.9 million in overhead expenses. The impact from the foreign currency movements from the first six months of 2014 to the first six months of 2015 is not significant to research and development expenses.

General and Administrative

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
General and administrative	$59,776	$46,545	28%
Percentage of revenues	13%	15%
Headcount (at period end)	381	277	38%

General and administrative expenses increased $13.2 million during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $2.8 million in personnel related costs excluding stock-based compensation and an increase of $5.4 million in stock-based compensation. Outside services costs increased $5.0 million, primarily due to an increase in legal fees and an increase in contractors for internal information technology support. The impact from the foreign currency movements from the first six months of 2014 to the first six months of 2015 is not significant to general and administrative expenses.

Stock-based Compensation

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$11,232	$6,901	63%
Professional services and other	10,984	5,616	96%
Sales and marketing	48,679	21,426	127%
Research and development	33,573	18,291	84%
General and administrative	19,952	14,599	37%
Total stock-based compensation	$124,420	$66,833	86%
Percentage of revenues	27%	22%

Stock-based compensation increased $57.6 million during the six months ended June 30, 2015, compared to the same period in prior year, primarily due to an increase in annual grants of equity incentive awards, increased headcount, an increase in the weighted-average grant date fair value of stock awards and performance RSUs granted to our executives in the current year. The new equity incentive awards granted after the same period in the prior year, including the performance RSUs, resulted in an increase of $57.1 million in stock-based compensation. The weighted-average grant date fair value per share of stock options granted was $75.34 and $64.82 for the six months ended June 30, 2015 and 2014, respectively. The weighted-average grant date fair value per RSU was $72.82 and $62.11 for the six months ended June 30, 2015 and 2014, respectively.

Interest and Other Expense, net

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Interest expense related to the Notes	$(15,285)	$(14,283)	7%
Interest income	2,022	1,402	44%
Foreign currency exchange gain/(loss)	3,292	1,681	96%
Other	(89)	6	(1,583)%
Interest and other expense, net	$(10,060)	$(11,194)	(10)%
Percentage of revenues	(2)%	(4)%

Interest and other expense, net, decreased $1.1 million during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to a gain from foreign currency transactions. We had a foreign currency transaction gain of $3.3 million for the six months ended June 30, 2015 compared to a gain of $1.7 million for the six months ended June 30, 2014, primarily due to the strengthening of the U.S. Dollar against other major currencies.

Provision for Income Taxes

	Six Months Ended June 30,		% Change
	2015	2014
	(dollars in thousands)
Loss before income taxes	$(117,527)	$(91,846)	28%
Provision for income taxes	2,491	1,828	36%
Effective tax rate	(2)%	(2)%

Our effective tax rate remained at (2)% for the six months ended June 30, 2015 and 2014. Our tax expense increased $0.7 million during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to a higher proportion of earnings in foreign jurisdictions.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$146,954	$66,276
Net cash used in investing activities	(99,328)	(132,711)
Net cash provided by financing activities	29,835	29,428
Net increase (decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	72,899	(37,028)

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of June 30, 2015, we had $722.5 million in cash and cash equivalents and short-term investments, of which $119.0 million represented cash located outside the United States. In addition, we had $333.3 million in long-term investments that provide additional capital resources.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs, including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets and investments in office facilities to accommodate our growth, for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond 12 months will depend on our growth, operating results, cash utilized for acquisitions and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

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

Net cash provided by operating activities was $147.0 million for the six months ended June 30, 2015 compared to $66.3 million for the six months ended June 30, 2014. The increase in operating cash flow was primarily due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased by $35.8 million due to increased sales for the six months ended June 30, 2015.

 Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $99.3 million compared to $132.7 million for the six months ended June 30, 2014. The decrease in cash used in investing activities was mainly due to decrease in the net purchases of investments of $48.8 million, offset by an increase in capital expenditures of $14.4 million related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $29.8 million compared to $29.4 million for the six months ended June 30, 2014. The increase in cash provided by financing activities was primarily due to the $12.9 million increase in proceeds from employee stock plans, offset by the $12.4 million increase in taxes paid related to net share settlement of equity awards.

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

PART II
ITEM 1.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight Hewlett-Packard patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. A claim construction hearing is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 16, 2016. We have filed petitions challenging the validity of each of the asserted patents with the United States Patent and Trademark Office, including inter partes review petitions of all eight asserted patents and covered business method review petitions of two asserted patents.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven BMC patents. BMC is seeking unspecified damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015. The trial is currently scheduled to begin on March 14, 2016. We have filed petitions challenging the validity of each of the asserted patents with the United States Patent and Trademark Office, including inter partes review petitions of six asserted patents and a covered business method review petition of one asserted patent.

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

From the three months ended March 31, 2009 to the three months ended June 30, 2015, our revenues grew from $5.2 million to $246.7 million. We expect that our revenue growth rate will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. Even if our revenue continues to increase, we expect to continue to incur a generally accepted accounting principles (GAAP) loss during future periods due to increased costs such as non-cash charges associated with equity awards and business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

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

Our customers use our services to manage important aspects of their businesses, and any disruptions in our services could damage our customers' businesses, subject us to substantial liability and harm our reputation and financial results. From time to time, we have found defects in our services, and new defects may be detected in the future. We provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may also result from errors we make in delivering, configuring, or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world. These centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any adverse event. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our reputation and business will be harmed if our customers and potential customers believe our services are unreliable. Disruptions in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty, termination for material breach or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our warranty provisions or service-level credit accruals or other increased expenses or risks of litigation. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

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

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From June 30, 2014 to June 30, 2015, our sales and marketing organization increased from 806 to 1,169 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or services. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights.

For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight Hewlett-Packard patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses.  The parties are currently conducting discovery.  Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter.  A claim construction hearing is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 16, 2016. We have filed petitions challenging the validity of each of the asserted patents with the United States Patent and Trademark Office, including inter partes review petitions of all eight asserted patents and covered business method review petitions of two asserted patents.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven BMC patents.  BMC is seeking unspecified damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015. The trial is currently scheduled to begin on March 14, 2016. We have filed petitions challenging the validity of each of the asserted patents with the United States Patent and Trademark Office, including inter partes review petitions of six asserted patents and a covered business method review petition of one asserted patent.

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

Regardless of the scope or validity of the patent rights at issue, or the merits of any claims by potential or actual litigants, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. In recognition of these considerations, we may enter into arrangements to settle litigation. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our services or refund fees. Such disputes could also cause an adverse impact to our customer satisfaction and related renewal rates and could cause us to lose potential sales. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations and harm our operating results.

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

We are continuing to expand worldwide and have recently significantly expanded our presence in Brazil and Asia. We have made and will continue to make substantial investments as we enter new geographic markets, some of which are emerging markets. These include investments in data centers and cloud-based infrastructure, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the investments. In addition, these investments may be more expensive than we initially anticipate. If our required investments are greater than anticipated, or if our customer growth does not meet our expectations, our financial results will be negatively impacted.

Sales to customers outside North America expose us to risks inherent in international sales.

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 29% and 30% of our total revenues for the three and six months ended June 30, 2015, respectively, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

Risks Related to Our 0% Convertible Senior Notes Due 2018, or the Notes

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

As of June 30, 2015, we and our subsidiaries had $459.0 million in consolidated indebtedness, and our subsidiaries had $204.7 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

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

In connection with the sale of the Notes, we entered into convertible note hedge, or Note Hedge, transactions with certain financial institutions (the “option counterparties”). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock, or Warrants. The Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $83.52 through June 30, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of June 30, 2015, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 9% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

SERVICENOW, INC.

Date: August 6, 2015	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 6, 2015	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)