Form 10-Q
period 2015-09-30
ServiceNow, Inc.
filed 2015-11-04
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of October 31, 2015, there were approximately 159.0 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$349,073	$252,455
Short-term investments	379,878	416,336
Accounts receivable, net	159,768	159,171
Current portion of deferred commissions	47,583	43,232
Prepaid expenses and other current assets	45,305	35,792
Total current assets	981,607	906,986
Deferred commissions, less current portion	29,595	29,453
Long-term investments	400,512	266,772
Property and equipment, net	132,713	104,237
Intangible assets, net	44,527	54,526
Goodwill	55,547	55,016
Other assets	18,387	8,089
Total assets	$1,662,888	$1,425,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,654	$17,829
Accrued expenses and other current liabilities	84,681	79,497
Current portion of deferred revenue	519,486	409,671
Total current liabilities	634,821	506,997
Deferred revenue, less current portion	8,917	12,567
Convertible senior notes, net	466,831	443,764
Other long-term liabilities	35,385	33,076
Total liabilities	1,145,954	996,404
Stockholders’ equity:
Common stock	157	150
Additional paid-in capital	1,051,480	799,221
Accumulated other comprehensive loss	(15,072)	(12,113)
Accumulated deficit	(519,631)	(358,583)
Total stockholders’ equity	516,934	428,675
Total liabilities and stockholders’ equity	$1,662,888	$1,425,079

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Subscription	$223,208	$150,367	$603,576	$400,466
Professional services and other	37,942	28,345	116,254	84,093
Total revenues	261,150	178,712	719,830	484,559
Cost of revenues(1):
Subscription	46,053	37,925	133,889	102,357
Professional services and other	35,835	28,161	104,615	75,781
Total cost of revenues	81,888	66,086	238,504	178,138
Gross profit	179,262	112,626	481,326	306,421
Operating expenses(1):
Sales and marketing	117,899	84,002	364,530	245,355
Research and development	55,822	39,683	158,946	106,232
General and administrative	33,581	23,440	93,357	69,985
Total operating expenses	207,302	147,125	616,833	421,572
Loss from operations	(28,040)	(34,499)	(135,507)	(115,151)
Interest and other expense, net	(11,791)	(5,949)	(21,851)	(17,143)
Loss before provision for income taxes	(39,831)	(40,448)	(157,358)	(132,294)
Provision for income taxes	1,199	602	3,690	2,430
Net loss	$(41,030)	$(41,050)	$(161,048)	$(134,724)
Net loss per share - basic and diluted	$(0.26)	$(0.28)	$(1.04)	$(0.93)
Weighted-average shares used to compute net loss per share - basic and diluted	156,930,506	146,335,519	154,352,037	144,239,844
Other comprehensive loss:
Foreign currency translation adjustments	$(2,689)	$(6,710)	$(3,028)	$(6,024)
Unrealized gain (loss) on investments	(173)	(212)	108	178
Tax provision (benefit)	(62)	—	39	—
Other comprehensive loss, net of tax	(2,800)	(6,922)	(2,959)	(5,846)
Comprehensive loss	$(43,830)	$(47,972)	$(164,007)	$(140,570)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues:
Subscription	$5,951	$3,995	$17,183	$10,896
Professional services and other	5,804	3,572	16,788	9,188
Sales and marketing	26,011	14,956	74,690	36,382
Research and development	18,130	11,682	51,703	29,973
General and administrative	9,215	7,285	29,167	21,884

See accompanying notes to condensed consolidated financial statements

Table of Contents
SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(161,048)	$(134,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,957	28,734
Amortization of premiums on investments	5,380	6,044
Amortization of deferred commissions	48,055	36,398
Amortization of debt discount and issuance costs	23,124	21,608
Stock-based compensation	189,531	108,323
Tax benefit from exercise of stock options	(1,181)	(1,190)
Other	(5,393)	(1,973)
Changes in operating assets and liabilities:
Accounts receivable	(5,303)	(6,935)
Deferred commissions	(54,168)	(47,115)
Prepaid expenses and other assets	(8,915)	(2,386)
Accounts payable	8,312	3,892
Deferred revenue	115,812	92,351
Accrued expenses and other liabilities	11,856	(11,751)
Net cash provided by operating activities	210,019	91,276
Cash flows from investing activities:
Purchases of property and equipment	(62,588)	(45,499)
Acquisition, net of cash acquired	(1,100)	(99,813)
Purchases of investments	(543,167)	(360,783)
Purchase of strategic investment	(10,000)	—
Sale of investments	242,631	97,807
Maturities of investments	203,632	134,618
Restricted cash	(408)	(55)
Net cash used in investing activities	(171,000)	(273,725)
Cash flows from financing activities:
Proceeds from employee stock plans	73,347	54,398
Taxes paid related to net share settlement of equity awards	(12,603)	(494)
Tax benefit from exercise of stock options	1,181	1,190
Payments on financing obligation	(112)	—
Net cash provided by financing activities	61,813	55,094
Foreign currency effect on cash and cash equivalents	(4,214)	(3,862)
Net increase (decrease) in cash and cash equivalents	96,618	(131,217)
Cash and cash equivalents at beginning of period	252,455	366,303
Cash and cash equivalents at end of period	$349,073	$235,086
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$14,381	$6,220

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2014 is derived from audited financial statements as of that date, however, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 27, 2015.

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

Warranties and Indemnification

Our cloud-based service to automate services across the global enterprise is typically warranted to perform in material conformance with its specifications.

We include service-level commitments to our customers that permit those customers to receive credits in the event we fail to meet those service levels. We establish an accrual based on historical credits paid and an evaluation of the performance of our services including an assessment of the impact, if any, of any known service disruptions. Service-level credit accrual charges are recorded against revenue. The service-level credit accrual was not material as of September 30, 2015 and December 31, 2014.

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

Our agreements include provisions indemnifying customers against intellectual property and other third-party claims. We have not incurred any costs as a result of such indemnification obligations and have not recorded any liabilities related to such obligations in the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an update to ASC 606 Revenue from Contracts with Customers, or ASC 606, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This update is effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted for us on January 1, 2017. We are currently evaluating the impact of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

(3)    Investments

Marketable securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$11,356	$9	$—	$11,365
Corporate notes and bonds	618,988	85	(990)	618,083
Certificates of deposit	41,055	21	(3)	41,073
U.S. government agency securities	109,735	134	—	109,869
Total available-for-sale securities	$781,134	$249	$(993)	$780,390

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$8,195	$1	$—	$8,196
Corporate notes and bonds	554,421	56	(845)	553,632
Certificates of deposit	27,251	8	(2)	27,257
U.S. government agency securities	94,093	2	(72)	94,023
Total available-for-sale securities	$683,960	$67	$(919)	$683,108

As of September 30, 2015, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

September 30, 2015
Due in 1 year or less	$379,878
Due in 1 year through 2 years	400,512
Total	$780,390

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

	September 30, 2015		December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$401,772	$(990)	$436,140	$(845)
Certificates of deposit	11,802	(3)	7,999	(2)
U.S. government agency securities	—	—	80,014	(72)
Total	$413,574	$(993)	$524,153	$(919)

Strategic investment

During the nine months ended September 30, 2015, we purchased a non-marketable equity investment in a privately-held company. This investment is accounted for under the cost method as we have less than a 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the company.  The carrying value of our investment was $10.0 million as of September 30, 2015, which is included in "Other assets" on the condensed consolidated balance sheets. We monitor this non-marketable equity investment for impairment and will make an appropriate reduction in carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of the privately-held company.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at September 30, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$160,582	$—	$160,582
Short-term investments:
Commercial paper	—	11,365	11,365
Corporate notes and bonds	—	312,176	312,176
Certificates of deposit	—	33,913	33,913
U.S. government agency securities	—	22,424	22,424
Long-term investments:
Corporate notes and bonds	—	305,907	305,907
Certificates of deposit	—	7,160	7,160
U.S. government agency securities	—	87,445	87,445
Total	$160,582	$780,390	$940,972

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$46,541	$—	$46,541
Commercial paper	—	4,600	4,600
Short-term investments:
Commercial paper	—	8,196	8,196
Corporate notes and bonds	—	342,864	342,864
Certificates of deposit	—	25,258	25,258
U.S. government agency securities	—	40,018	40,018
Long-term investments:
Corporate notes and bonds	—	210,768	210,768
Certificates of deposit	—	1,999	1,999
U.S. government agency securities	—	54,005	54,005
Total	$46,541	$687,708	$734,249

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

(5) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2014	$55,016
Goodwill acquired	1,442
Foreign currency translation adjustments	(911)
Balance as of September 30, 2015	$55,547

On February 27, 2015, we completed the acquisition of Intreis, Inc., a professional services company with domain expertise in enterprise governance, risk and compliance solutions. Of the $1.6 million in total purchase consideration, $0.2 million is allocated to net tangible assets and $1.4 million is allocated to goodwill, which represents the synergies expected from the workforce integration. The goodwill balance is deductible for U.S. income tax purposes. $0.5 million of the total purchase consideration will be paid one year following the close of the acquisition. The results of operations of Intreis have been included in our condensed consolidated financial statements from the date of purchase. This business combination did not have a material impact on our consolidated financial statements, and therefore pro forma disclosures have not been presented.

Intangible assets consist of the following (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,605	$(14,846)	$43,759
Backlog	587	(478)	109
Other acquisition-related intangible assets	568	(515)	53
Acquisition-related intangible assets	59,760	(15,839)	43,921
Other intangible assets	1,075	(469)	606
Total intangible assets	$60,835	$(16,308)	$44,527

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$59,895	$(6,727)	$53,168
Backlog	588	(184)	404
Other acquisition-related intangible assets	597	(398)	199
Acquisition-related intangible assets	61,080	(7,309)	53,771
Other intangible assets	1,075	(320)	755
Total intangible assets	$62,155	$(7,629)	$54,526

Amortization expense for intangible assets for the three months ended September 30, 2015 and 2014 was approximately $2.9 million and $2.8 million, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $8.8 million and $3.7 million, respectively.

(6)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computer equipment and software	$162,672	$128,546
Furniture and fixtures	20,447	18,253
Leasehold improvements	17,133	14,929
Building	6,274	—
Construction in progress	16,315	9,762
	222,841	171,490
Less: Accumulated depreciation	(90,128)	(67,253)
Total property and equipment, net	$132,713	$104,237

During the year ended December 31, 2014, we entered into a new lease for office space in Tel Aviv, Israel. We concluded for accounting purposes, that we were considered the owner of the building during the construction period as we were responsible to fund the construction costs related to structural improvements necessary to make the space ready for use. Following completion of construction during the three months ended March 31, 2015, we concluded we retained continuing involvement to preclude de-recognition of the building. As such, we continue to account for the building as owned real estate and record a financing obligation for our obligation to the legal owner. The building will be reflected as an asset on our condensed consolidated balance sheet through May 31, 2025, the period of intended use, and depreciated on a straight-line basis over a period of approximately 39 years. Rent payments made under this lease will be recorded as interest expense and principal reduction to the financing obligation.

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended September 30, 2015 and 2014 was $12.2 million and $9.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $35.1 million and $25.0 million, respectively.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Taxes payable	$7,326	$7,625
Bonuses and commissions	28,099	28,228
Accrued compensation	15,809	14,961
Other employee expenses	13,930	16,080
Other	19,517	12,603
Total accrued expenses and other current liabilities	$84,681	$79,497

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

	September 30, 2015	December 31, 2014
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(108,169)	(131,236)
Net carrying amount	$466,831	$443,764

We consider the fair value of the Notes at September 30, 2015 and December 31, 2014 to be a Level 2 measurement. The estimated fair values of the Notes were $650.6 million and $653.3 million at September 30, 2015 and December 31, 2014, respectively. The fair value was determined based on the closing trading price per $100 of the Notes on September 30, 2015. The Notes were not convertible as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, the remaining life of the Notes is 37 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of debt issuance cost	$420	$393	$1,240	$1,158
Amortization of debt discount	7,419	6,932	21,884	20,450
Total	$7,839	$7,325	$23,124	$21,608
Effective interest rate of the liability component	6.5%

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

(9)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Foreign currency translation adjustment	$(14,289)	$(11,261)
Net unrealized loss on investments	(783)	(852)
Accumulated other comprehensive loss	$(15,072)	$(12,113)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(10)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of September 30, 2015. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2015, we had 158,095,325 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2015
Stock option plans:
Options outstanding	10,235,318
RSUs	12,716,479
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	16,683,799
2012 Employee Stock Purchase Plan(1)	7,561,621
Total reserved shares of common stock for future issuance	47,197,217

(1)	Refer to Note 11 for a description of these plans.

During the nine months ended September 30, 2015 and 2014, we issued a total of 8,586,233 shares and 7,078,520 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

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

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	15,897,422	$11.96
Granted	251,048	75.00
Exercised	(5,718,791)	8.51		$381,313
Canceled	(194,361)	21.36
Outstanding at September 30, 2015	10,235,318	$15.25	6.32	$556,150
Vested and expected to vest as of September 30, 2015	10,086,362	$14.68	6.29	$553,645
Vested and exercisable as of September 30, 2015	8,043,491	$8.52	5.93	$490,060

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $32.90 for the nine months ended September 30, 2015. The total fair value of shares vested was $28.2 million for the nine months ended September 30, 2015.

As of September 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $35.9 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2015 was 2.24 years.

 RSUs

A summary of RSU activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Non-vested and outstanding at December 31, 2014	9,941,074	$51.19
Granted	6,260,298	73.04
Vested	(2,574,530)	47.75	$193,700
Forfeited	(910,363)	59.10
Non-vested and outstanding at September 30, 2015	12,716,479	$62.08	$883,159
Expected to vest as of September 30, 2015	10,647,480		$739,467

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest annually over a four-year period. As of September 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $543.9 million and the weighted-average remaining vesting period was 3.01 years.

(12)  Interest and other expense, net

The components of interest and other expense, net, consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense related to the Notes	$(7,839)	$(7,325)	$(23,124)	$(21,608)
Interest income	1,252	730	3,274	2,132
Foreign currency exchange gain/(loss)	(5,063)	655	(1,771)	2,336
Other	(141)	(9)	(230)	(3)
Interest and other expense, net	$(11,791)	$(5,949)	$(21,851)	$(17,143)

(13)    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(41,030)	$(41,050)	$(161,048)	$(134,724)
Denominator:
Weighted-average shares outstanding—basic and diluted	156,930,506	146,335,519	154,352,037	144,239,844
Net loss per share:
Basic	$(0.26)	$(0.28)	$(1.04)	$(0.93)
Diluted	$(0.26)	$(0.28)	$(1.04)	$(0.93)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	September 30,
	2015	2014
Common stock options	10,235,318	17,824,088
Restricted stock units	12,716,479	9,410,497
Common stock subject to repurchase	—	29,712
ESPP obligations	270,426	280,355
Convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023
Total potentially dilutive securities	38,788,269	43,110,698

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate for the three and nine months ended September 30, 2015 was (3)% and (2)%, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, non-deductible expenses arising from stock-based compensation and the tax effects of unrealized gains in investment securities.

Our effective tax rate for the three and nine months ended September 30, 2014 was (1)% and (2)%, respectively, which was lower than the federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions.  As of September 30, 2015, our tax years 2005 to 2014 remain subject to examination in most jurisdictions. We are currently appealing the results of the examination by the U.S. Internal Revenue Service for the June 30, 2011 and December 31, 2011 tax years.

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

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight Hewlett-Packard patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. The United States Patent and Trademark Office has instituted inter partes review of four of the asserted patents. On October 13, 2015, the court granted in part our renewed motion for a stay of litigation, staying all proceedings as to two of the four remaining asserted patents pending final decisions from the United States Patent and Trademark Office on our petitions for inter partes review. A claim construction hearing for the two asserted patents not subject to the court’s stay is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 22, 2017.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven BMC patents. BMC is seeking unspecified damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015, followed by the court’s claim construction order on August 13, 2015. The parties are currently conducting expert discovery. The trial is currently scheduled to begin on March 14, 2016. We have filed petitions for inter partes review of six of the asserted patents, challenging the validity of the patents with the United States Patent and Trademark Office.

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

(16)   Information about Geographic Areas

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues by geography:
North America (1)	$181,293	$120,435	$504,326	$329,660
EMEA (2)	61,663	46,521	165,996	125,021
Asia Pacific and other	18,194	11,756	49,508	29,878
Total revenues	$261,150	$178,712	$719,830	$484,559

Long-lived assets by geographic area were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Long-lived assets:
North America(3)	$94,003	$66,489
EMEA(2)	29,725	27,032
Asia Pacific and other	8,985	10,716
Total long-lived assets	$132,713	$104,237

(1)
Revenues attributed to the United States were approximately 95% of North America revenues for the three and nine months ended September 30, 2015, and 94% for the three months and nine months ended September 30, 2014.

(2)	Europe, the Middle East and Africa

(3)	Long-lived assets attributed to the United States were approximately 99% and 97% of North America long-lived assets as of September 30, 2015 and December 31, 2014, respectively.

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

Certain measures in the section entitled “—Key Factors Affecting Our Performance—Billings,” “—Comparison of the Three Months Ended September 30, 2015 and 2014" and “—Comparison of the Nine Months Ended September 30, 2015 and 2014” are presented on a constant currency basis. These measures are not in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe investors should consider these non-GAAP financial measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 3,402 as of September 30, 2015 from 2,611 as of September 30, 2014.

Key Factors Affecting Our Performance

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annualized contract value, or ACV, from lost customers, divided by the total ACV from all customers that renewed during the period, excluding any price changes or upsells, and total ACV from all lost customers. A lost customer is a customer that did not renew a contract expiring in the period and that, in our judgment, will not renew. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. Our renewal rate was 98% and 97% for the three and nine months ended September 30, 2015, respectively, and 98% for the three and nine months ended September 30, 2014.

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the ACV of upsells, net of losses and reductions in ACV from existing customers during the period, divided by our total ACV signed during the period. The upsell rate was 37% and 43% for the three months ended September 30, 2015 and 2014, respectively, and 38% and 43% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in upsell rate for the nine months ended September 30, 2015 compared to the same period in the prior year is primarily due to the increase in total signed ACV resulting from higher renewal ACV during the nine months ended September 30, 2015. We expect our upsell rate to decrease in the long term as our renewal base continues to grow.

Our upsells are primarily derived from an increase in the number of user accounts purchased by our customers and are also derived from the addition of other subscription services. In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph below for further details about the change. The change in customer count definition increased the upsell rate we had disclosed in the prior year from 35% to 43% for the three months ended September 30, 2014, and from 34% to 43% for the nine months ended September 30, 2014.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel in order to grow our customer base. Based on our new definition of customer count as described below, our total customer count was 2,804 and 2,176, as of September 30, 2015 and 2014, respectively.

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

The change in customer count definition reduced our customer count as of September 30, 2014 by 338 customers. As total customer count is a factor used in the calculation of other metrics we disclose (upsell rate, number of customers with ACV greater than $1 million, annual total revenues per customer and average contract term for new customers, upsells and renewals), we have revised previously disclosed numbers for the impacted metrics to ensure comparability across the periods.

Number of customers with ACV greater than $1 million. We count the total number of customers with ACV greater than $1 million as of the end of the period. We had 206 and 127 customers with ACV greater than $1 million as of September 30, 2015 and 2014, respectively.

The number of deals with net new ACV greater than $1 million entered into during the three months ended September 30, 2015 and 2014 were 9 and 11, respectively and 26 and 24 during the nine months ended September 30, 2015 and 2014, respectively. We define net new ACV as ACV from new customers and upsells to existing customers, net of losses to those customers.

G2K customer count. The Global 2000, or G2K, customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales; profit; assets; and market value. The Forbes list is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs, and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not a customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within the G2K as a new customer in the G2K customer count. Our G2K customer count based on the most recent Forbes Global 2000 list and adjusted for acquisitions, spin-offs and other market activity was 605 and 506 as of September 30, 2015 and 2014, respectively.

Billings. We define billings as revenue recognized plus the change in total deferred revenue as presented on the consolidated statements of cash flows. We believe billings offers investors useful supplemental information regarding the performance of our business and will help investors better understand the sales volume and performance of our business.

A calculation of billings is provided below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$261,150	$178,712	46%	$719,830	$484,559	49%
Change in deferred revenue from the consolidated statements of cash flows	25,255	29,039	(13)%	115,812	92,351	25%
Total billings	$286,405	$207,751	38%	$835,642	$576,910	45%

Our international operations provide a significant portion of our total billings and revenues. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro) from the first nine months of 2014 to the first nine months of 2015 had an unfavorable impact on our billings and revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the third quarter of 2015 at the exchange rates for the third quarter of 2014 rather than the actual exchange rates in effect during the third quarter of 2015, our total billings would have increased by an additional $16.2 million, with $15.7 million of the increase relating to an increase in total revenues and $0.5 million of the increase relating to the change in deferred revenue from the consolidated statements of cash flows. If we had translated our results for the first nine months of 2015 at the exchange rates for the first nine months of 2014 rather than the actual exchange rates in effect during the first nine months of 2015, our total billings would have increased by an additional $58.6 million, with $47.1 million of the increase relating to an increase in total revenues and $11.5 million of the increase relating to the change in deferred revenue from the consolidated statements of cash flows.

Average contract term. We calculate the average contract term for new customers, upsells, and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 32 months for both the three months ended September 30, 2015 and 2014, and 31 months and 32 months for the nine months ended September 30, 2015 and 2014, respectively. The average upsell contract term was 28 and 25 months for the three months ended September 30, 2015 and 2014, respectively, and 25 months for both the nine months ended September 30, 2015 and 2014. The average renewal contract term was 23 months and 24 months for the three months ended September 30, 2015 and 2014, respectively, and 24 months and 26 months for the nine months ended September 30, 2015 and 2014, respectively. In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph section above for further details of the change. The change in customer count definition decreased the average new customer contract term from 33 months as disclosed in the prior year to 32 months for the three months ended September 30, 2014, and from 34 months as disclosed in the prior year to 32 months for the nine months ended September 30, 2014. Average upsell contract term and average renewal contract term were not included in the financial results for the three and nine months ended September 30, 2014; therefore the change in customer count definition had no impact to prior year disclosure.

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

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Revenues from our direct sales organization and channel partners represented 89% and 11%, respectively, for the three months ended September 30, 2015, and 88% and 12%, respectively, for the three months ended September 30, 2014. Revenues from our direct sales organization and channel partners represented 89% and 11%, respectively, for the nine months ended September 30, 2015 and 87% and 13%, respectively, for the nine months ended 2014. Sales to our channel partners are made at a discount and revenues are recorded at the discounted price when all revenue recognition criteria are met. From time to time our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which are typically 15% of the customer's ACV. The referral fees may vary depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 23% and 20% in the three months ended September 30, 2015 and 2014, respectively, and 19% and 16% for the nine months ended September 30, 2015 and 2014, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2015 and December 31, 2014. We consider all available evidence, both positive and negative, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues:
Subscription	$223,208	$150,367	$603,576	$400,466
Professional services and other	37,942	28,345	116,254	84,093
Total revenues	261,150	178,712	719,830	484,559
Cost of revenues(1):
Subscription	46,053	37,925	133,889	102,357
Professional services and other	35,835	28,161	104,615	75,781
Total cost of revenues	81,888	66,086	238,504	178,138
Gross profit	179,262	112,626	481,326	306,421
Operating expenses(1):
Sales and marketing	117,899	84,002	364,530	245,355
Research and development	55,822	39,683	158,946	106,232
General and administrative	33,581	23,440	93,357	69,985
Total operating expenses	207,302	147,125	616,833	421,572
Loss from operations	(28,040)	(34,499)	(135,507)	(115,151)
Interest and other expense, net	(11,791)	(5,949)	(21,851)	(17,143)
Loss before provision for income taxes	(39,831)	(40,448)	(157,358)	(132,294)
Provision for income taxes	1,199	602	3,690	2,430
Net loss	$(41,030)	$(41,050)	$(161,048)	$(134,724)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenues:
Subscription	$5,951	$3,995	$17,183	$10,896
Professional services and other	5,804	3,572	16,788	9,188
Sales and marketing	26,011	14,956	74,690	36,382
Research and development	18,130	11,682	51,703	29,973
General and administrative	9,215	7,285	29,167	21,884

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Subscription	85%	84%	84%	83%
Professional services and other	15	16	16	17
Total revenues	100	100	100	100
Cost of revenues:
Subscription	18	21	19	21
Professional services and other	14	16	15	16
Total cost of revenues	32	37	34	37
Gross profit	68	63	66	63
Operating expenses:
Sales and marketing	45	47	51	50
Research and development	21	22	22	22
General and administrative	13	13	13	14
Total operating expenses	79	82	86	86
Loss from operations	(11)	(19)	(19)	(24)
Interest and other expense, net	(5)	(4)	(2)	(3)
Loss before provision for income taxes	(16)	(23)	(21)	(27)
Provision for income taxes	—	—	1	1
Net loss	(16)%	(23)%	(22)%	(28)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues by geography
North America	$181,293	$120,435	$504,326	$329,660
EMEA (1)	61,663	46,521	165,996	125,021
Asia Pacific and other	18,194	11,756	49,508	29,878
Total revenues	$261,150	$178,712	$719,830	$484,559

(1) Europe, the Middle East and Africa

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Revenues:
Subscription	$223,208	$150,367	48%
Professional services and other	37,942	28,345	34%
Total revenues	$261,150	$178,712	46%
Percentage of revenues:
Subscription	85%	84%
Professional services and other	15%	16%
Total	100%	100%

Subscription revenues increased $72.8 million during the three months ended September 30, 2015, compared to the same period in the prior year, driven by our upsells, an increase in our customer count and strong renewals.

Professional services and other revenues increased $9.6 million during the three months ended September 30, 2015, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. We expect professional services and other revenues to increase at a slower rate than subscription revenues as we continue to focus on strengthening and supporting our partner network.

Our annual total revenues per customer increased to approximately $369,000 for the three months ended September 30, 2015, compared to approximately $316,000 for the three months ended September 30, 2014. Our annual total revenues per customer is the sum of average quarterly revenues per customer for the trailing four quarters. We calculate average quarterly revenues per customer by dividing the quarter’s revenues by the average number of customers in the quarter.  In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the section titled "—Key Factors Affecting Our Performance—Total customers” for further details of the change. The change in customer count definition increased the average quarterly revenues per customer from $275,000 as disclosed in the prior year to $316,000 for the three months ended September 30, 2014.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 31% and 30% of total revenues for the third quarter of 2015 and 2014, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the third quarter of 2014 to the third quarter of 2015 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the third quarter of 2015 at the exchange rates for the third quarter of 2014 rather than the actual exchange rates in effect during the third quarter of 2015, our subscription revenues would have increased by an additional $12.8 million and our professional services and other revenues would have increased by an additional $2.9 million.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$46,053	$37,925	21%
Professional services and other	35,835	28,161	27%
Total cost of revenues	$81,888	$66,086	24%
Gross profit percentage:
Subscription	79%	75%
Professional services and other	6%	1%
Total gross profit percentage	68%	63%
Gross Profit	$179,262	$112,626
Headcount (at period end)
Subscription	543	446	22%
Professional services and other	453	385	18%
Total headcount	996	831	20%

Cost of subscription revenues increased $8.1 million during the three months ended September 30, 2015, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.6 million in personnel related costs excluding stock-based compensation and an increase of $2.0 million in stock-based compensation. In addition, there was an increase of $1.0 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers, an increase of $1.2 million in overhead expenses and an increase of $0.5 million in data center capacity costs due to the expansion of our data centers.

Our subscription gross profit percentage was 79% and 75% for the three months ended September 30, 2015 and 2014, respectively. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage to remain relatively flat for the remainder of the year as we anticipate our cost of subscription revenues to grow at a similar rate as our subscription revenues. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our forecast for revenues, cost of revenues, and operating expenses was based on foreign exchange rates as of September 30, 2015.

Cost of professional services and other revenues increased $7.7 million during the three months ended September 30, 2015 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $1.8 million in personnel related costs excluding stock-based compensation, an increase of $2.2 million in stock-based compensation, an increase of $2.8 million in contracted third-party partner costs and an increase of $0.8 million in overhead expenses.

Our professional services and other gross profit percentage was 6% and 1% during the three months ended September 30, 2015 and 2014, respectively.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the third quarter of 2014 to the third quarter of 2015 had an impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the third quarter of 2015 at the exchange rates for the third quarter of 2014 rather than the actual exchange rates in effect during the third quarter of 2015, our cost of subscription revenues would have increased by an additional $2.3 million and our cost of professional services and other revenues would have increased by an additional $2.2 million.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$117,899	$84,002	40%
Percentage of revenues	45%	47%
Headcount (at period end)	1,254	929	35%

Sales and marketing expenses increased $33.9 million during the three months ended September 30, 2015 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $13.0 million in personnel related costs excluding stock-based compensation, an increase of $11.1 million in stock-based compensation, an increase of $3.6 million in overhead expenses and an increase of $3.9 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 8% and 9% of subscription revenues for three months ended September 30, 2015 and 2014, respectively. Marketing program expenses, which include events, advertising and market data, increased $2.2 million during the three months ended September 30, 2015 compared to the same period in the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the third quarter of 2014 to the third quarter of 2015 had an impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the third quarter of 2015 at the exchange rates for the third quarter 2014 rather than the actual exchange rates in effect during the third quarter of 2015, our sales and marketing expenses would have increased by an additional $5.5 million.

We expect sales and marketing expenses to increase for the remainder of the year, in absolute dollar terms and as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Research and development	$55,822	$39,683	41%
Percentage of revenues	21%	22%
Headcount (at period end)	731	542	35%

Research and development expenses increased $16.1 million during the three months ended September 30, 2015 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $5.9 million in personnel related costs excluding stock-based compensation, an increase of $6.4 million in stock-based compensation and an increase of $2.4 million in overhead expenses. The impact from the foreign currency movements from the second quarter of 2014 to the second quarter of 2015 is not significant to research and development expenses.

We expect research and development expenses to increase for the remainder of the year in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to expand the development organization and improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
General and administrative	$33,581	$23,440	43%
Percentage of revenues	13%	13%
Headcount (at period end)	421	309	36%

General and administrative expenses increased $10.1 million during the three months ended September 30, 2015, compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $2.7 million in personnel related costs excluding stock-based compensation and an increase of $1.9 million in stock-based compensation. Outside services costs increased $4.2 million primarily due to an increase in legal fees and an increase in contractors for internal information technology support. The impact from the foreign currency movements from the second quarter of 2014 to the second quarter of 2015 is not significant to general and administrative expenses.

We expect general and administrative expenses to increase for the remainder of the year in absolute dollar terms and as a percentage of total revenues due to increased headcount, legal fees and charges related to the move and expansion of our Santa Clara headquarters in the fourth quarter of 2015.

Stock-based Compensation

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$5,951	$3,995	49%
Professional services and other	5,804	3,572	62%
Sales and marketing	26,011	14,956	74%
Research and development	18,130	11,682	55%
General and administrative	9,215	7,285	26%
Total stock-based compensation	$65,111	$41,490	57%
Percentage of revenues	25%	23%

Stock-based compensation increased $23.6 million during the three months ended September 30, 2015, compared to the same period in the prior year, primarily due to annual grants of equity incentive awards, increased headcount, an increase in the weighted-average grant date fair value of stock awards and performance RSUs granted to our executives in the current year. The new equity incentive awards granted after the same period in prior year, including the performance RSUs, resulted in an increase of $23.4 million in stock-based compensation. The weighted-average grant date fair value per share of stock options granted was $74.44 and $58.79 for the three months ended September 30, 2015 and 2014, respectively. The weighted-average grant date fair value per RSU was $75.12 and $58.07 for the three months ended September 30, 2015 and 2014, respectively.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price and the uncertainty around the achievement of performance criteria associated with our performance RSUs. We expect stock-based compensation to continue to increase for the remainder of the year in absolute dollar terms, but remain flat as a percentage of total revenues.

We expect to continue to incur a GAAP loss for the remainder of the year, due to increased costs such as non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Interest and Other Expense, net

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Interest expense related to the Notes	$(7,839)	$(7,325)	7%
Interest income	1,252	730	72%
Foreign currency exchange gain/(loss)	(5,063)	655	(873)%
Other	(141)	(9)	1,467%
Interest and other expense, net	$(11,791)	$(5,949)	98%
Percentage of revenues	(5)%	(4)%

Interest and other expense, net, increased $5.8 million during the three months ended September 30, 2015 compared to the same period in the prior year, primarily due to a loss from foreign currency transactions. We had a foreign currency transaction loss of $5.1 million for the three months ended September 30, 2015 compared to a gain of $0.7 million for the three months ended September 30, 2014 that resulted from the movement of the U.S. Dollar against other major currencies.

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

Provision for Income Taxes

	Three Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Loss before income taxes	$(39,831)	$(40,448)	(2)%
Provision for income taxes	1,199	602	99%
Effective tax rate	(3)%	(1)%

Our effective tax rate changed to (3)% for the three months ended September 30, 2015 compared to (1)% for the three months ended September 30, 2014 due to the tax effects of unrealized gains in investment securities.

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

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenues

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Revenues:
Subscription	$603,576	$400,466	51%
Professional services and other	116,254	84,093	38%
Total revenues	$719,830	$484,559	49%
Percentage of revenues:
Subscription	84%	83%
Professional services and other	16%	17%
Total	100%	100%

Subscription revenues increased $203.1 million during the nine months ended September 30, 2015, compared to the same period in the prior year, driven by our upsells, renewals and an increase in our customer count.

Professional services and other revenues increased $32.2 million during the nine months ended September 30, 2015, compared to the same period in the prior year, primarily due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $10.9 million for the nine months ended September 30, 2015 from $8.2 million for the nine months ended September 30, 2014 due to increased sponsorship and paid registrations in the current year.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 30% and 32% of total revenues for the first nine months of 2015 and 2014, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the first nine months of 2014 to the first nine months of 2015 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the first nine months of 2015 at the exchange rates for the first nine months of 2014 rather than the actual exchange rates in effect during the first nine months of 2015, our subscription revenues would have increased by an additional $37.5 million and our professional services and other revenues would have increased by an additional $9.6 million.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$133,889	$102,357	31%
Professional services and other	104,615	75,781	38%
Total cost of revenues	$238,504	$178,138	34%
Gross profit percentage:
Subscription	78%	74%
Professional services and other	10%	10%
Total gross profit percentage	66%	63%
Gross Profit	$481,326	$306,421
Headcount (at period end)
Subscription	543	446	22%
Professional services and other	453	385	18%
Total headcount	996	831	20%

Cost of subscription revenues increased $31.5 million during the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $8.6 million in personnel related costs excluding stock-based compensation, an increase of $6.3 million in stock-based compensation, an increase of $5.0 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $4.0 million in overhead expenses. Amortization of intangible assets increased $4.9 million as a result of the acquisition of Neebula in July 2014.

Our subscription gross profit percentage was 78% and 74% for the nine months ended September 30, 2015 and 2014, respectively.

Cost of professional services and other revenues increased $28.8 million during the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $9.0 million in personnel related costs excluding stock-based compensation, an increase of $7.6 million in stock-based compensation, an increase of $8.6 million in contracted third-party partner costs and an increase of $3.9 million in overhead expenses.

Our professional services and other gross profit percentage was 10% during the nine months ended September 30, 2015 and 2014, respectively.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the first nine months of 2014 to the nine months of 2015 had an impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the first nine months of 2015 at the exchange rates for the first nine months of 2014 rather than the actual exchange rates in effect during the first nine months of 2015, our cost of subscription revenues would have increased by an additional $6.3 million and our cost of professional services and other revenues would have increased by an additional $6.1 million.

Sales and Marketing

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$364,530	$245,355	49%
Percentage of revenues	51%	50%
Headcount (at period end)	1,254	929	35%

Sales and marketing expenses increased $119.2 million during the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $43.8 million in personnel related costs excluding stock-based compensation, an increase of $38.3 million in stock-based compensation, an increase of $13.4 million in overhead expenses and an increase of $10.9 million in commissions expense. Commissions increased primarily due to an increase in bookings. Commissions and referral fees amounted to 9% and 10% of subscription revenues for nine months ended September 30, 2015 and 2014, respectively.

In addition, expenses related to our annual Knowledge user conference increased $5.7 million, from $15.3 million for the nine months ended September 30, 2014 to $21.0 million for the nine months ended September 30, 2015, due to the registration increasing by 31% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $6.6 million during the nine months ended September 30, 2015 compared to the same period in the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the first nine months of 2014 to the first nine months of 2015 had an impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the first nine months of 2015 at the exchange rates for the first nine months of 2014 rather than the actual exchange rates in effect during the first nine months of 2015, our sales and marketing expenses would have increased by an additional $16.2 million.

Research and Development

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Research and development	$158,946	$106,232	50%
Percentage of revenues	22%	22%
Headcount (at period end)	731	542	35%

Research and development expenses increased $52.7 million during the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $19.9 million in personnel related costs excluding stock-based compensation, an increase of $21.7 million in stock-based compensation and an increase of $7.4 million in overhead expenses. The impact from the foreign currency movements from the first nine months of 2014 to the first nine months of 2015 is not significant to research and development expenses.

General and Administrative

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
General and administrative	$93,357	$69,985	33%
Percentage of revenues	13%	14%
Headcount (at period end)	421	309	36%

General and administrative expenses increased $23.4 million during the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to increased headcount which resulted in an increase of $5.5 million in personnel related costs excluding stock-based compensation and an increase of $7.3 million in stock-based compensation. Outside services costs increased $9.3 million, primarily due to an increase in legal fees and an increase in contractors for internal information technology support. The impact from the foreign currency movements from the first nine months of 2014 to the first nine months of 2015 is not significant to general and administrative expenses.

Stock-based Compensation

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$17,183	$10,896	58%
Professional services and other	16,788	9,188	83%
Sales and marketing	74,690	36,382	105%
Research and development	51,703	29,973	72%
General and administrative	29,167	21,884	33%
Total stock-based compensation	$189,531	$108,323	75%
Percentage of revenues	26%	22%

Stock-based compensation increased $81.2 million during the nine months ended September 30, 2015, compared to the same period in the prior year, primarily due to an increase in annual grants of equity incentive awards, increased headcount, an increase in the weighted-average grant date fair value of stock awards and performance RSUs granted to our executives in the current year. The new equity incentive awards granted after the same period in the prior year, including the performance RSUs, resulted in an increase of $80.2 million in stock-based compensation. The weighted-average grant date fair value per share of stock options granted was $75.00 and $60.73 for the nine months ended September 30, 2015 and 2014, respectively. The weighted-average grant date fair value per RSU was $73.04 and $61.03 for the nine months ended September 30, 2015 and 2014, respectively.

Interest and Other Expense, net

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Interest expense related to the Notes	$(23,124)	$(21,608)	7%
Interest income	3,274	2,132	54%
Foreign currency exchange gain/(loss)	(1,771)	2,336	(176)%
Other	(230)	(3)	7,567%
Interest and other expense, net	$(21,851)	$(17,143)	27%
Percentage of revenues	(2)%	(3)%

Interest and other expense, net, increased $4.7 million during the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to a loss from foreign currency transactions. We had a foreign currency transaction loss of $1.8 million for the nine months ended September 30, 2015 compared to a gain of $2.3 million for the nine months ended September 30, 2014, primarily due to the movement of the U.S. Dollar against other major currencies.

Provision for Income Taxes

	Nine Months Ended September 30,		% Change
	2015	2014
	(dollars in thousands)
Loss before income taxes	$(157,358)	$(132,294)	19%
Provision for income taxes	3,690	2,430	52%
Effective tax rate	(2)%	(2)%

Our effective tax rate remained at (2)% for both the nine months ended September 30, 2015 and 2014. Our tax expense increased $1.3 million during the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to a higher proportion of earnings in foreign jurisdictions.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$210,019	$91,276
Net cash used in investing activities	(171,000)	(273,725)
Net cash provided by financing activities	61,813	55,094
Net increase (decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	96,618	(131,217)

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of September 30, 2015, we had $729.0 million in cash and cash equivalents and short-term investments, of which $76.4 million represented cash owned by foreign subsidiaries. In addition, we had $400.5 million in long-term investments that provide additional capital resources.

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

Net cash provided by operating activities was $210.0 million for the nine months ended September 30, 2015 compared to $91.3 million for the nine months ended September 30, 2014. The increase in operating cash flow was primarily due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased by $18.0 million due to increased sales for the nine months ended September 30, 2015.

 Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $171.0 million compared to $273.7 million for the nine months ended September 30, 2014. The decrease in cash used in investing activities was mainly due to the $21.5 million decrease in the net purchases of investments and the $98.7 million decrease in cash used for acquisition, offset by the $17.1 million increase in capital expenditures related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $61.8 million compared to $55.1 million for the nine months ended September 30, 2014. The increase in cash provided by financing activities was primarily due to the $18.9 million increase in proceeds from employee stock plans, offset by the $12.1 million increase in taxes paid related to net share settlement of equity awards.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on February 27, 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

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

PART II
ITEM 1.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight Hewlett-Packard patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. The United States Patent and Trademark Office has instituted inter partes review of four of the asserted patents. On October 13, 2015, the court granted in part our renewed motion for a stay of litigation, staying all proceedings as to two of the four remaining asserted patents pending final decisions from the United States Patent and Trademark Office on our petitions for inter partes review. A claim construction hearing for the two asserted patents not subject to the court’s stay is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 22, 2017.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven BMC patents. BMC is seeking unspecified damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015, followed by the court’s claim construction order on August 13, 2015. The parties are currently conducting expert discovery. The trial is currently scheduled to begin on March 14, 2016. We have filed petitions for inter partes review of six of the asserted patents, challenging the validity of the patents with the United States Patent and Trademark Office.

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

From the three months ended March 31, 2009 to the three months ended September 30, 2015, our revenues grew from $5.2 million to $261.2 million. We expect that our revenue growth rate will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. Even if our revenue continues to increase, we expect to continue to incur a generally accepted accounting principles (GAAP) loss during future periods due to increased costs such as non-cash charges associated with equity awards and business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in increased costs. As a result, we may not be able to achieve or maintain profitability and we may be unable to generate positive cash flow from operations. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our operating results will be harmed.

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

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From September 30, 2014 to September 30, 2015, our sales and marketing organization increased from 929 to 1,254 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Further, new hires require significant training and time before they achieve full productivity, particularly in new sales territories and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Moreover, we do not have significant experience as an organization developing and implementing overseas sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. Our business will be harmed if our expansion efforts do not generate a significant increase in revenues.

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

For example, on February 6, 2014, Hewlett-Packard Company filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight Hewlett-Packard patents. Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. The United States Patent and Trademark Office has instituted inter partes review of four of the asserted patents. On October 13, 2015, the court granted in part our renewed motion for a stay of litigation, staying all proceedings as to two of the four remaining asserted patents pending final decisions from the United States Patent and Trademark Office on our petitions for inter partes review. A claim construction hearing for the two asserted patents not subject to the court’s stay is scheduled for December 18, 2015. The trial is currently scheduled to begin on May 22, 2017.

On September 23, 2014, BMC Software, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas that alleges that some of our services willfully infringe the claims of seven BMC patents.  BMC is seeking unspecified damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015, followed by the court’s claim construction order on August 13, 2015. The parties are currently conducting expert discovery. The trial is currently scheduled to begin on March 14, 2016. We have filed petitions for inter partes review of six of the asserted patents, challenging the validity of the asserted patents with the United States Patent and Trademark Office.

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

Because we sell our services throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in North America. Sales outside of North America represented 31% and 30% of our total revenues for the three and nine months ended September 30, 2015, respectively, and we intend to continue to expand our international sales efforts. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. The risks and challenges associated with sales to customers outside North America are different in some ways from those associated with sales in North America and we have a limited history addressing those risks and meeting those challenges. Furthermore, the business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. The risks and challenges inherent with international sales include:

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

As of September 30, 2015, we and our subsidiaries had $466.8 million in consolidated indebtedness, and our subsidiaries had $206.2 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in June 2012 at a price of $18.00 per share, our stock price has ranged from $22.62 to $83.52 through September 30, 2015. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock include:

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

As of September 30, 2015, our directors and executive officers and their respective affiliates beneficially owned in the aggregate approximately 8% of our outstanding voting stock. Together, these stockholders have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

SERVICENOW, INC.

Date: November 4, 2015	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 4, 2015	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)