Form 10-K
period 2015-12-31
ServiceNow, Inc.
filed 2016-02-25
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-35580

SERVICENOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2056195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ServiceNow, Inc.
2225 Lawson Lane
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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its shares (based on a closing price of $74.31 per share on June 30, 2015 as reported on the New York Stock Exchange) held by non-affiliates was approximately $8.5 billion.
As of January 31, 2016, there were approximately 161.4 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

ITEM 1.    BUSINESS

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services across the global enterprise. Our mission is to help the modern enterprise operate faster and be more scalable by applying a service-oriented lens to the activities, tasks and processes that comprise day-to-day work life. Our solutions, and the custom solutions built by our customers and partners, all of which are delivered through our highly flexible and scalable platform, are empowering enterprises to change the way people work.

In 2004, ServiceNow pioneered the cloud-based delivery of information technology (IT) service management applications that helped enterprises define and structure services and workflows, provide an intuitive user experience and knowledge base, implement service delivery, establish service level agreements and provide analytics. Today, we provide cloud-based service management and business management solutions that address the needs of many departments within an enterprise, including IT, human resources (HR), facilities, field service, marketing, customer service, security, legal and finance. Our service management solutions are built on our proprietary platform that also allows customers to easily create, by themselves or with our partners, their own service-oriented applications for use in departments across the enterprise.

We also provide a suite of IT operations management (ITOM) solutions that enhance visibility of business services and infrastructure with a single system of record, increase service availability and maximize operational agility. By capturing and correlating service and infrastructure events across multiple IT systems and monitoring tools, our ITOM solutions help enterprises easily detect and diagnose service issues and restore services more quickly. Through the use of predictive analytics, our ITOM solutions can also predict infrastructure and business service issues, resulting in a less reactive and more proactive IT organization.

We deliver our software applications via the Internet as a service, through an easy-to-use, consumer-like interface, which means they can be rapidly deployed and easily configured.

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

Key Business Benefits

Key customer benefits of our services include:

•
Availability, security and scalability. Our service is designed to provide our customers with the highest level of performance and security. Our single-instance application architecture, customer-dedicated databases and advanced high availability infrastructure reduces maintenance windows, isolates customer impact and allows for high scalability. We further provide a level of transparency by providing our customers with the real availability of their ServiceNow instance.

•
Automation. Our platform facilitates the implementation of work through standardized and automated workflows that improve the speed and accuracy of service delivery within the enterprise and decrease inefficiencies.

•
Extensibility. Our common data model and ease of customization and development enable customers to leverage their existing ServiceNow implementations to expand into additional service management applications and functionality across the enterprise.

•	Speed and ease of implementation. We offer a comprehensive set of feature-rich service management applications delivered via the cloud that enable rapid and cost-effective implementation of solutions.

•
Governance and compliance. Our solutions facilitate the consolidation of previously disparate applications thereby enabling integrated auditing, governance, transparency and reporting. Our powerful reporting features deliver visibility into key costs and service performance, including access to key performance indicators (KPIs), benchmarking and executive dashboards.

•
User satisfaction. Through a mobile-enabled, consumerized storefront with personalized dashboards and reporting and embedded user self-help and collaboration features, we can increase user satisfaction and use of service management applications.

•
Expertise. We provide access to highly skilled professional services, training, technical support, and dedicated peer support engagement programs, including annual user conferences, local user groups, special interest groups, online forums and blogs, collaboration and knowledge sharing for end users, partners and application developers.

Our Strategy

ServiceNow is changing the way people work by removing dependencies on inefficient manual processes to manage the flow of work within the corporate environment. Our goal is to be the recognized leader of cloud computing solutions to automate service management across the enterprise. Key elements of our growth strategy include:

Enhancing our solutions. We intend to continue to enhance our solutions with new features and functions through our own development, acquisitions and partnerships. We have made, and will continue to make, significant investments in research and development to strengthen our existing applications, expand the number of applications on our platform and develop additional automation technologies. We typically offer multiple upgrades each year that allow our customers to benefit from ongoing innovation.

Expanding into new categories. As part of our growth strategy, we are delivering our service management solutions in new categories, including most recently security and customer service.

Expanding our customer base. We believe the global market for next-generation service management is underserved, and we will continue to make investments to capture market share. To expand our customer base, we will invest in our direct sales force and strategic resellers as well as our infrastructure and capacity, including our data center footprint.

Extending our relationships with existing customers. We intend to increase the number of subscription licenses purchased by our current customers as they expand their use of the ServiceNow solution and deploy additional purchased and custom-built applications to manage more services across their enterprise.

Expanding internationally. We have eight paired data centers on five continents. We are investing in new geographies, including investment in direct and indirect sales channels, data centers, professional services, customer support and implementation partners. We also plan to increase investment in our existing international locations in order to achieve scale efficiencies in our sales and marketing efforts.

Strengthening our customer community. Our customer community contributes to our success through their willingness to share their ServiceNow experiences with other potential customers. We host our annual user conference, Knowledge, to support our customer community and encourage collaboration. Also, our ServiceNow Community and Share websites provide an online forum for customers, partners and ServiceNow employees to interact and collaborate, as well as share custom applications and other ServiceNow platform content. We will continue to leverage our customer community to expose our existing customers to new use cases and increase awareness of our service management solutions.

Developing our partner ecosystem. We intend to further develop our existing partner ecosystem by establishing agreements with strategic resellers, system integrators, global service providers and independent software vendors to provide broader customer coverage, access to senior executives and solution delivery capabilities, as well as extending the breadth of application coverage through complementary partner offerings.

Encouraging development on our extensible platform. Our platform is currently being used by customers to address the needs of various departments within an organization, including IT, HR, customer service, security, facilities, field service, marketing, legal and finance organizations. We plan to continue to enhance our platform to enable the creation of business applications by customers and partners. In addition, we have provided independent software vendors and other partners with the ServiceNow Store to market and sell any applications they develop for current and future customers.

Enterprise Service Management Solutions

Service Management

Our service management solutions help enterprises define and deliver services through an intuitive service experience while ensuring service availability and providing critical service metrics. Although we provide applications specific to IT, HR, customer service, security, facilities and field services, our service management solutions are also adopted by marketing, legal and finance departments looking to manage services in the contemporary workplace. Each of these solutions includes the foundational capabilities of Incident Management, Problem Management, Change Management, Request Management, Service Catalog and Knowledge Base, allowing organizations to offer their employees a familiar user experience consistent with that of consumer applications typically encountered outside of the enterprise.

Our core service management solutions are as follows:

IT Service Management solutions give IT managers and administrators end-to-end visibility into processes and infrastructure through a single system of record for IT, provided by our configuration management database (CMDB) that forms the core of all of our solutions. This enables IT to consolidate and automate service management processes, increase efficiency, lower costs and devote more time to creating and delivering the consumer-like experiences that users expect.

HR Service Management solutions help transform HR service delivery through a modernized employee experience, greater productivity for HR and improvement in overall quality of service. Our solution enables organizations to provide a unified view of all HR services through easy to use portals, helps HR teams effectively address questions and manage requests from employees through HR case management and knowledge management, and automates employee lifecycle events such as onboarding, transfers and off-boarding.

Customer Service Management solutions apply service management discipline to customer service and support for external customers and partners.  Our solutions provide a single system to manage the customer service and support relationship from initial engagement through final resolution, thereby helping to improve customer satisfaction and to build loyalty through complete service transparency and consistent service delivery. This accelerates resolution through a single view of the entire service lifecycle.

Security Operations solutions use the advanced workflow and systems management inherent in the ServiceNow platform and seamlessly integrate with other ServiceNow solutions such as ServiceWatch Mapping and ServiceNow Performance Analytics. The result is a single-source-of-truth response platform that connects disparate sources of security alerts from applications and services provided by leading vendors and helps security organizations prioritize vulnerabilities, systematically manage security incidents, adapt to changing conditions in threat behavior and automate remediation.

Facilities Service Management solutions help facilities teams prioritize, standardize and manage their tasks, thereby reducing the burden of reactive, day-to-day operations and increasing productivity, optimizing resource utilization and reducing costs.

Field Service Management solutions ensure that work orders are dispatched to the right person, with the right inventory and tools, at the right time.

Business Management

Our Business Management solutions help enterprises manage costs, projects, compliance and vendors. Our solutions consolidate business data into a single system of record, enabling enterprises to more effectively align investments, utilize resources, automate management of projects, ensure regulatory compliance and manage business relationships.

Our core business management solutions are as follows:

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

Performance Analytics drives continual service improvement across the enterprise by helping organizations analyze process performance and discover trends in service management.  By leveraging trusted, in-platform data, our solution gives companies the real-time, actionable insights needed to make business decisions resulting in higher service quality and reduced service delivery cost.

ServiceNow Platform

The ServiceNow platform is the foundation of all of our solutions, integrating all business applications leveraging one user interface, one code base and one data model to create a single system of record. It provides core capabilities to both ServiceNow developed applications and to third-party applications developed on the platform. These capabilities include the critical differentiators of our offerings such as workflow, configuration management database (CMDB), service catalog, knowledge management, reporting, visual task boards, collaboration tools, security, and developer tools.

The Platform Runtime developer tools reduce the complexities and inefficiencies of developing applications for our customers’ business. Utilizing a comprehensive set of platform services, developers in IT and departments across the enterprise, such as legal, marketing, HR and finance, can quickly build, test and deploy customer-specific applications for every department in the enterprise. ServiceNow Store is an enterprise application marketplace for ServiceNow certified third party business applications built on the ServiceNow platform to help customers optimize business and IT operations.

ServiceNow Studio is the Integrated Development Environment for the ServiceNow platform that brings all required tooling into a single familiar environment, enabling rapid business application development, scoping and deployment, all from within the browser and without the need for a client application. Features such as a script editor with intelligent code assist, quick file search, application file explorer, and code search speed application development and increase developer productivity on the platform.

ServiceNow Edge Encryption provides customers peace-of-mind making their sensitive data unreadable by encrypting and decrypting data sent to and from the ServiceNow data center through an on-premises proxy. Customers retain control of their encryption keys used to encrypt data sent to, and stored in, the ServiceNow data center.

IT Operations Management Solutions

Our ITOM solutions allow our customers to connect their physical infrastructure as well as their public and private clouds more directly with the ServiceNow platform. By applying these solutions, our customers gain greater visibility into their infrastructure and are able to more effectively manage the services they are delivering to the business. The result is increased service availability and reduced operational costs. The ITOM products are sold individually as well as in the following logical bundles:

ServiceWatch Mapping includes our Service Mapping and Discovery solutions which accurately discover and map the relationships between IT infrastructure components (e.g. servers) and business services. This allows our customers to create a "service-aware" CMDB so that their IT organizations have greater visibility into their infrastructure and its relationship with the services used by the business.

ServiceWatch Insight adds Event Management to the ServiceWatch Mapping bundle and is designed to provide rapid insight into the issues affecting service availability and performance. The solution accomplishes this by providing a single interface for collecting, filtering, and correlating event data captured by existing third-party monitoring tools. In addition to rapidly identifying root causes of service issues, ServiceWatch Insight allows customers to automate remedial actions by leveraging relevant IT service management processes, such as incident and change management.

ServiceWatch Suite adds Orchestration and Cloud Management to the ServiceNow ITOM products described above, offering the highest level of IT operational effectiveness. Through Orchestration, IT can automate key processes and tasks associated with common use cases, such as password reset, employee onboarding, client software distribution, provisioning and management of cloud resources, server configuration and provisioning, system resets and more. Cloud Management provides enterprises with the ability to create virtualized infrastructure offerings that can be published to the Service Catalog, requested by business end-users through self-service, and automatically provisioned using ServiceNow Orchestration. Requesters receive infrastructure “on-demand” while IT is able to standardize cloud resources and minimize the time spent managing cloud infrastructure, resulting in controlled costs and increased compliance.

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

Education Services. We offer extensive training services and certification programs for different levels of ServiceNow expertise. Our training portfolio is customized for various skill levels and individual schedules.

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

 Our Technology and Operations

We designed our cloud computing service to support global enterprises. The architecture, design, deployment and management of our services are focused on security, availability and scalability.

Unlike many cloud vendors where customers run in multi-tenant environments on shared infrastructure servers and databases, we operate a unique single-instance architecture that provides each customer with their own dedicated application and database processes. This reduces the risk associated with infrastructure outages, improves system scalability and security, and allows for flexibility in deployment location and version upgrading. We are also able to process billions of record-producing transactions per month and manage multiple petabytes of data across our customer base while optimizing transaction-processing time. We will continue to invest in enhancements to our cloud infrastructure, which are designed to provide all our customers with increased data reliability and availability. We have a standardized Java-based development environment with the majority of our software written in industry standard software programming languages. We also use Web2.0 technologies like HTTPS and XML that give users an intuitive and familiar experience. Our infrastructure primarily consists of industry standard servers and network components. Our standard operating system and database are Linux and MySQL, respectively. The system is also highly portable and has been deployed across multiple environments including Microsoft Windows and Oracle databases.

Our data centers operate in a mirrored configuration to provide high availability and are located in Australia, Brazil, Canada, Hong Kong, the Netherlands, Singapore, Switzerland, the United Kingdom, and the United States.

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

For an increased subscription fee, we offer our customers the option to be deployed on dedicated hardware in our data centers. Our architecture also gives us the added flexibility to deploy our service on-premises at a customer data center in order to support regulatory or security requirements. When our software is installed on-premises, we define the hardware requirements that the customers must install and manage. We then work with the customers to remotely install the service and provide ongoing customer support similar to the way we support customer instances deployed in our own managed data centers.

Sales and Marketing

We sell our services primarily through our global direct sales organization. We also sell our services indirectly through third- party channels by partnering with systems integrators, managed services providers and resale partners, particularly in less developed markets.

Our marketing efforts and lead generation activities consist primarily of customer referrals, Internet advertising, trade shows, industry events and press releases. We also host our annual Knowledge global user conference, webinars and other customer forums where customers and partners both participate in and present on a variety of programs designed to help accelerate marketing success with our services and platform.

We are investing in new geographies, including investment in direct and indirect sales channels, professional services capabilities, customer support resources and implementation partners. In addition to adding new geographies, we also plan to increase our investment in our existing locations in order to achieve scale efficiencies in our sales and marketing efforts.

Customers

We primarily market our services to large enterprise customers. We have proven scalability supporting large enterprise-wide deployments. As of December 31, 2015, we had approximately 3,000 enterprise customers, including more than 30% of the Global 2000, an annual ranking of the top 2000 public companies in the world by Forbes magazine. In addition, as of December 31, 2015, we had approximately 400 customers that have purchased our Express product offering, which is our entry-level IT service management solution. Our customers operate in a wide variety of industries, including financial services, consumer products, IT services, health care and technology. No single customer accounted for more than 10% of our revenue for any of the periods presented.

In the first quarter of 2015, we changed our definition of customer count to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph section in Item 7 of Part II of this Annual Report on Form 10-K for further details of the change.

Backlog

Backlog represents future amounts to be invoiced under our existing agreements and is not included in the deferred revenue on our consolidated balance sheets. As of December 31, 2015 and 2014, we had backlog of approximately $1.3 billion and $1.0 billion, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer subscription and professional services agreements, varying billing cycles of subscription agreements, and the timing of customer renewals.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. For information regarding our revenue, revenue by geographic area and long-lived assets by geographic area, please refer to Note 2 and Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For financial information about our segment, please refer to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and to our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our software solutions. We focus on developing new services and core technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. We focus our efforts on anticipating customer demand and then bringing new services and new versions of existing services to market quickly in order to remain competitive in the marketplace. We have made, and will continue to make, significant investments in research and development to strengthen our existing applications, expand the number of applications on our platform and develop additional automation technologies. Total research and development expense was $217.4 million, $148.3 million and $78.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Competition

The markets in which we compete to manage service across the enterprise are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging cloud and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company, International Business Machines Corporation and Salesforce.com. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. As we expand the breadth of our services to include offerings for service domains outside of IT, and offerings for small and medium sized businesses, we expect increasing competition from platform vendors and from application development vendors focused on these other markets.

The principal competitive factors in our industry include total cost of ownership, product functionality, breadth of offerings, security, flexibility and performance. We believe that we compete favorably with our competitors on each of these factors. However, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale.

Intellectual Property

We rely upon a combination of copyright, trade secret, patent and trademark laws in the United States and other jurisdictions as well as and contractual restrictions, such as confidentiality and license agreements, to establish, protect and grow our proprietary rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our proprietary information.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services that provide features and functionality that are similar to our solutions. Policing unauthorized use of our technology is difficult. The laws of the countries in which we market our services may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop services equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from doing so. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

Companies in our industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. We currently face, and we expect we will face in the future, allegations that we have infringed the trademarks, copyrights, patents, trade secrets and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement. For example, on February 6, 2014, Hewlett-Packard Company (“Hewlett-Packard”) filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of eight of Hewlett-Packard's patents. Hewlett-Packard is seeking unspecified damages and an injunction. On September 23, 2014, BMC Software, Inc. (“BMC”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of seven BMC patents. On February 12, 2016, BMC filed a second lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of five BMC patents. BMC is seeking damages and an injunction. For additional information, see the sections entitled "Risk Factors" in Item 1A and "Legal Proceedings" in Item 3 of Part I of this Annual Report on Form 10-K.

Employees

As of December 31, 2015, we had 3,686 full-time employees worldwide, including 1,065 in operations, professional services, training and customer support, 1,416 in sales and marketing, 756 in research and development and 449 in general and administrative roles. None of our U.S. employees is represented by a labor union with respect to his or her employment. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages and we believe our relations with our employees to be good.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes report, before making an investment decision. We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We expect our revenue growth rate to continue to decline, and we expect to continue to incur losses in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

From the year ended June 30, 2009 to the year ended December 31, 2015, our revenues grew from $19.3 million to $1.0 billion. Although we experienced revenue growth in prior periods, our revenue growth rate is declining and we expect that it will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. Even if our revenues continue to increase, we expect to continue to incur a loss in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unforeseen or unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result, we may not achieve or maintain profitability in the future, our gross margins may be negatively impacted, and our ability to generate cash flow from operations may be negatively impacted. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our business operations, operating results and growth prospects will be adversely affected.

We have recently introduced products in new markets that are important to our growth prospects and for which we do not have an operating history. If we are unsuccessful in competing in these new markets, our revenue growth rate, business and operating results will be adversely affected.

We have recently introduced products in the markets for IT operations management, customer service, security incident management and use of our platform for service management outside of enterprise IT. Our successful entry into these and other new markets is important to our revenue growth prospects. We do not have a substantial operating history with these products, which limits our ability to forecast operating results, and the success of our efforts to address these markets depends on many factors, including: the degree of differentiation of our products and services from those offered by more established competitors in these markets; whether our product and services offer compelling benefits and value to customers; the time-frame and quality of our research and development efforts; the rigor and effectiveness of our quality testing and controls; and our ability to successfully market and sell into new markets with which our marketing and sales personnel are less experienced. We may not have the necessary resources, including employees with the required product management, engineering, marketing and sales expertise, to compete effectively in these markets. Any new service that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, may not offer compelling customer benefits compared to competing products and services, and may not achieve the broad market acceptance necessary to generate significant revenues. If we are not able to successfully develop, market and sell these and other newly introduced products and services to our existing customers and prospective new customers our revenue growth rate, business and operating results will be adversely affected.

If we are unsuccessful in increasing our rate of growth in new geographic markets, our revenue growth rate, business and operating results will be adversely affected.

Sales outside of North America represented approximately 30% of our total revenues for the year ended December 31, 2015. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets, such as Brazil and various countries within Asia. When we make these investments it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. For example, our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been greater in North America, Australia and in areas within Europe than it has been in Africa, Asia, Eastern Europe, South America and other markets in which we are less established. Accordingly, if we continue to further penetrate the Global 2000 at a higher rate in our established markets than in our emerging markets, over time an increasing percentage of the overall Global 2000 enterprises that are not yet our customers are in markets in which we have generally had a lower rate of customer acquisition or in which we are not yet competing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel. If we are unsuccessful in making these investments, or if our required investments are greater than anticipated, our revenue growth rate, business and operating results will be adversely affected.

We expect competition to cause the sales prices of our products to decline, which may harm our financial results.

The sales prices for our products, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. In addition, we expect that smaller competitors and new entrants may accelerate the decline of prices in the IT service management market, which is our more mature offering from which we derive the substantial majority of our revenues and will continue to do so for the foreseeable future. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We may not be successful in developing and introducing new offerings on a timely basis, and any new product and subscription offerings, if introduced, may not enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins.

If we fail to meet the financial performance expectations of investors or securities analysts, the price of our common stock could decline substantially.

For any quarterly or annual period there is a risk that our financial performance will not meet the financial guidance we have previously given for that period, or that we may otherwise fail to meet the financial performance expectations of the securities analysts who issue reports on our company and our common stock price, or of investors in our common stock. There is also a risk that we may issue forward-looking financial guidance for a quarterly or annual period that fails to meet the expectations of such securities analysts or investors. If any of the foregoing occurs, for any reason either within or outside of our control, the price of our common stock could decline substantially and investors in our common stock could incur substantial losses. Some of the important factors that may cause our revenues, operating results and cash flows, or our forward-looking financial guidance, to fall below the expectations of such securities analysts or investors include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	changes in foreign currency exchange rates;

•	the rate of expansion and productivity of our sales force;

•	the number of new employees added;

•	the cost, timing and management effort for our development of new services;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts or affect renewal rates;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements for our services;

•	the length of the sales cycle for our services;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average duration of our customer agreements and changes in billing cycle;

•	changes in our renewal and upsell rates;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the impact of new accounting pronouncements;

•	changes in laws or regulations impacting the delivery of our services;

•	the amount and timing of stock awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

Lawsuits against us by third-parties that allege we infringe their intellectual property rights could harm our business and operating results.

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

For example, on February 6, 2014, Hewlett-Packard Company (“Hewlett-Packard”) filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of U.S. Patent Nos. 6,331,229 (the “’229 patent”), 7,027,411 (the “’411 patent”), 7,392,300 (the “’300 patent”), 7,610,512 (the “’512 patent”), 7,890,802 (the “’802 patent”), 7,925,981 (the “’981 patent”), 7,945,860 (the “’860 patent”) and 8,224,683 (the “’683 patent”). Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. On October 13, 2015, the court granted in part our renewed motion for a stay of litigation, staying all proceedings as to two of the four remaining asserted patents pending final decisions from the United States Patent and Trademark Office on our petitions for inter partes review. A claim construction hearing for the two asserted patents not subject to the court’s stay is scheduled for April 29, 2016. The trial is currently scheduled to begin on May 22, 2017. We filed petitions for inter partes review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate all eight Hewlett Packard patents. The PTAB granted our petitions for inter partes review of the ‘229, ‘411, ‘300 and ‘683 patents and denied our petitions of the remaining four patents. We also filed petitions for covered business method (“CBM”) review with the PTAB seeking to invalidate the ‘981 and ‘860 patents. The PTAB denied our petitions for CBM review of the ‘981 and ‘860 patents.

On or about November 1, 2015, Hewlett-Packard separated into two independently publicly traded companies: (i) Hewlett Packard Enterprise Company (“HPE”); and (ii) HP, Inc. As part of this separation, Hewlett-Packard assigned to HPE all right, title, and interest in the eight Hewlett-Packard patents in suit. On or about November 4, 2015, Hewlett-Packard filed a stipulated request to substitute HPE for Hewlett-Packard and the Court granted the stipulated request, substituting HPE for Hewlett-Packard as plaintiff in the litigation.

On September 23, 2014, BMC Software, Inc. (“BMC”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of U.S. Patent Nos. 5,978,594 (the “‘594 patent”), 6,816,898 (the “‘898 patent”), 6,895,586 (the “‘586 patent”), 7,062,683 (the “‘683 patent”), 7,617,073 (the “‘073 patent”), 8,646,093 (the “‘093 patent”) and 8,674,992 (the “‘992 patent”). BMC is seeking damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015, followed by the court's claim construction order on August 13, 2015. On January 25, 2016, the court issued an order dismissing all of BMC’s claims related to the ‘594 and ‘093 patents without prejudice. On February 23, 2016, BMC voluntarily withdrew all claims related to the ‘073 patent. The trial is currently scheduled to begin on March 11, 2016. We filed petitions for inter partes review with the PTAB seeking to invalidate the ‘594, ‘073, ‘898, ‘586, ‘093 and ‘992 patents. The PTAB granted our petitions for inter partes review of the ‘594, ‘073 and ‘992 patents and denied our petitions of the ‘586, ‘093 and ‘898 patents. We also filed petitions for CBM review with the PTAB seeking to invalidate the ‘683 and ‘093 patents. The PTAB granted our petition for CBM review of the ‘093 patent and denied our petition for CBM review of the ‘683 patent.

On February 12, 2016, BMC filed an additional lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of U.S. Patent Nos. 7,877,783 (the “‘783 patent”), 7,966,398 (the “‘398 patent”), 8,554,750 (the “‘750 patent”), the ‘586 patent and the ‘898 patent. BMC is seeking damages and an injunction. The court has not yet set a schedule for this lawsuit.

We intend to vigorously defend against HPE’s and BMC's lawsuits. The final outcome with respect to the claims in the lawsuits, including our liability, if any, is uncertain. Furthermore, we cannot be certain that any claims by HPE or BMC would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could result in injunctive relief, could result in a requirement that we make substantial royalty payments, and could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us. Moreover, to the extent we are found to infringe on any valid claims asserted against us, our attempt to modify our products so that they are no longer infringing may be unsuccessful, could cause us to incur substantial expense, could be a distraction to management, and any such modified products may not be well received in the market. To the extent that we reach a negotiated settlement, the settlement could require that we pay substantial royalties and could require that we make modifications to our products that may not be well received in the market.

At this stage in these litigation matters, any possible monetary loss or range of monetary loss cannot be estimated. The outcome of litigation is inherently uncertain. If one or more of these legal matters were resolved against us in a reporting period, or settled on unfavorable terms, our consolidated financial statements for that reporting period could be materially adversely affected.

In any intellectual property litigation, regardless of the scope or merits of the claims at issue, we may incur substantial attorney’s fees and other litigation expenses and, if the claims are successfully asserted against us, we could be required to: pay substantial damages and make substantial ongoing royalty payments; cease offering our products and services; modify our products and services; comply with other unfavorable terms, including settlement terms; and indemnify our customers and business partners and obtain costly licenses on their behalf and refund fees or other payments previously paid to us. Moreover, the mere existence of any lawsuit, or any interim or final outcomes, and the course of its conduct and the public statements related to it (or absence of such statements) by the courts, press, analysts and litigants, could be unsettling to our customers and prospective customers and could cause an adverse impact to our customer satisfaction and related renewal rates and cause us to lose potential sales, and could also be unsettling to investors or prospective investors in our common stock and could cause a substantial decline in the price of our common stock.. Accordingly, any claim or litigation against us could be costly, time-consuming and divert the attention of our management and key personnel from our business operations and harm our financial condition and operating results.

If we suffer a cyber-security event we may lose customers, lose future sales, experience business interruption and injury to our competitive position, and incur significant liabilities, any of which would harm our business and operating results.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information, including in some cases personally identifiable information, protected health information, proprietary information and credit card and other sensitive financial information. While we have security measures in place designed to protect customer information and prevent data loss, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. A security breach or unauthorized access could result in the loss or exposure of this data, litigation, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Additionally, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant.

Computer malware, viruses and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, we could suffer severe reputational damage adversely affecting customer or investor confidence, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to deliver our services or operate our business may be impaired, we may be subject to litigation or regulatory investigations or orders, and we may incur significant liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

Disruptions in our services could damage our customers’ businesses, subject us to substantial liability and harm our reputation and financial results.

Our customers use our services to manage important aspects of their businesses, and any disruptions in our services could damage our customers' businesses, subject us to substantial liability, and harm our reputation and financial results. From time to time, we experience defects in our services, and new defects may be detected in the future. We provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may also result from errors we make in delivering, configuring, or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world. These centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of any such adverse event. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty, termination for material breach or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our warranty provisions or service level credit accruals or other increased expenses or risks of litigation. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

If we are unable to continuously enhance our products and services to deliver consumer product-like experiences, mobility, messaging and ease of use, they could become less competitive or obsolete and our business and operating results will be adversely affected.

We believe that enterprises are increasingly focused on delivering a consumer-like technology experience to users within the enterprise, such as employees, and to individuals interacting with the enterprise, such as customers, partners and suppliers. Accordingly, our ability to attract new customers and to renew and increase revenues from existing customers depends on our ability to continuously enhance our products and services and provide them in ways that are broadly accepted. In particular, we need to continuously modify and improve our products and services to keep pace with changes in user expectations, including intuitive and attractive user interfaces, use and mobility features, messaging, social networking, and communication, database, hardware and security technologies. If we are unable to consistently and timely meet these requirements, our products and services may become less marketable and less competitive or obsolete and our business and operating results will be adversely affected.

The markets in which we participate are intensely competitive, and if we do not compete effectively our business and operating results will be adversely affected.

The markets in which we compete to manage services across the enterprise are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging cloud and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Furthermore, third parties with greater available resources and the ability to initiate or withstand substantial price competition may acquire our current or potential competitors. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett-Packard Company, International Business Machines Corporation and Salesforce.com. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. As we expand the breadth of our services to include offerings in the markets for IT operations management, customer service, security incident management and use of our platform for service management outside of enterprise IT, we expect increasing competition from platform vendors and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our services to achieve or maintain market acceptance, any of which could harm our business.

If we lose key employees or are unable to attract and retain the employees we need, our business and operating results will be adversely affected.

Our success depends largely upon the continued services of our management team and many key individual contributors. From time to time, there may be changes in our management team resulting from the hiring or departure of employees, which could disrupt our business. Our employees are generally employed on an at-will basis, which means that our employees could terminate their employment with us at any time. The loss of one or more members of our management team or other key employees could have a serious impact on our business. In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London and Amsterdam, our primary operating locations, is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our revenue growth rate, business and operating results will be adversely affected if we fail to effectively expand our sales and marketing capabilities.

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. During the year ended December 31, 2015, our sales and marketing organization increased from 1,011 to 1,416 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Newly hired employees require significant training and time before they achieve full productivity, particularly in new sales territories, and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Further, in our less established markets such as in Brazil and various countries within Asia, we do not have significant experience as an organization developing and implementing sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. Our business will be adversely affected if our sales and marketing expansion efforts do not generate a significant increase in revenues.

Our business depends substantially on our existing customers purchasing additional subscriptions from us and renewing their subscriptions upon expiration of their subscription term. Any decline in customer additional purchases or renewals would harm our business and operating results.

In order for us to maintain or improve our operating results, it is important that our existing customers expand their use of our services by adding new users and applying our products and services in new ways across the enterprise, and renew their subscriptions upon expiration of the subscription contract term. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of users. Although our renewal rates have historically been high, some of our customers have elected not to renew their agreements with us and we cannot accurately predict renewal rates. Moreover, in some cases, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our renewal rates may decline or fluctuate as a result of a number of factors, including: our customers' satisfaction with our products and services and customer support; our prices and pricing policies and the prices of competing products and services; mergers and acquisitions affecting our customer base; customer personnel changes; global economic conditions; or reductions in our customers’ spending levels. Our renewal rates may also decline based on our customers’ satisfaction with the implementation and other professional services of our partners, or the quality of implementations by our customers, all of which are generally outside of our control. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more authorized users, fail to purchase additional professional services, decline to act as enthusiastic reference accounts for our customer prospects, or disparage our products and services, our revenue growth rate, business and operating results will be adversely affected.

Our revenue growth depends in part on the success of our strategic relationships with third parties and their continued performance.

We depend on our channel partners, including our implementation partners, systems integrators, managed services providers and sales partners in order to grow our business. Our sales efforts have focused on large enterprise customers and there are a limited number of partners with the capacity to provide these customers an effective level of services. In order to continue our revenue growth, we need to recruit these partners and these partners need to devote substantial resources to our solutions. Accordingly, we need to build services, implement partner programs, and provide training and other resources to recruit, retain and enable these partners. Our agreements with partners are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing solutions. Our competitors may be effective in providing incentives to our partners to favor their solutions or otherwise disrupt the relationships we have with our partners. In addition, global economic conditions could harm the businesses of our partners, and it is possible that they may not be able to devote the additional resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with our channel partners, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer. To compete in the markets for our newly introduced products in the markets for IT operations management, customer service, security incident management and use of our platform for service management outside of enterprise IT, we may need to establish relationships with additional sales and implementation partners. Further, reliance on third parties exposes us to risk of poor performance and failed customer expectations. If our channel partners do not effectively provide services or support to the satisfaction of our end-customers, we may incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction could damage our reputation or ability to obtain additional revenues from that customer or prospective customers.

Privacy laws and concerns, evolving regulation of cloud computing, and the changes in laws, regulations and standards related to the Internet may cause our business to suffer.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Industry organizations also regularly adopt and advocate for new standards in these areas. Changing laws, regulations and standards applying to the solicitation, collection, transfer, processing, storage or use of personal or consumer information could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor framework that had been in place since 2000, which facilitated the transfer of personal data from the European Economic Area to the United States in compliance with applicable European data protection laws. While other adequate legal mechanisms for lawfully transferring European personal data to the United States remain, there is regulatory uncertainty surrounding how data transfers from the European Economic Area to the United States will be authorized in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our applications, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet, commerce conducted via the Internet or validation that particular processes follow the latest standards. These changes could limit the viability of cloud computing services such as ours. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be adversely affected.

Prospective customers that have not yet embraced cloud computing solutions may continue to be reluctant, slow, or unwilling to do so, any of which could harm our business and operating results.

We do not know whether the trend of adoption of enterprise cloud computing solutions from which we have benefited in the past will continue in the future at the same overall growth rates. Many organizations have invested substantial personnel and financial resources to integrate enterprise software into their businesses over time, and some have been reluctant or unwilling to migrate to cloud computing solutions. Furthermore, some organizations have been reluctant or unwilling to use cloud computing solutions because they have concerns regarding the risks associated with the security of their data, the physical location of data centers in which their data is stored and processed, and the reliability of the technology delivery model associated with these solutions. In addition, if either we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud computing solutions as a whole, including for our products and services, will be negatively impacted. For these and other reasons, there is a substantial risk that enterprises (including Global 2000 enterprises on which we are dependent for sales growth) that have not yet embraced cloud computing solutions will continue to be reluctant, slow, or be unwilling to do so, or willing to do so only to a limited extent, any of which could harm our business.

Foreign currency exchange rate fluctuations could harm our financial results.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar can affect our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. For example, the U.S. Dollar has strengthened relative to the Euro and other currencies in the past year. This has, and if this trend continues it will continue to, negatively impact our consolidated revenues. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods.

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

We generally recognize revenues from customers ratably over the terms of their subscriptions. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Such a decline, however, will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

Unanticipated changes in our effective tax rate could harm our financial results.

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

Our tax provision could be impacted by changes in federal, state, or international tax laws or tax rulings. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws or have enacted new laws. Certain proposals or newly enacted laws include provisions that could significantly increase our tax obligations in some countries. These changes in taxation may increase our worldwide effective tax rate and harm our financial position and results of operations.

In addition, we may be subject to income tax audits by tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud computing companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

As part of our business strategy, we have acquired companies in the past and may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their technology is not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.

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

Acquisitions or other strategic investments may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Our sales cycles are long, and if they lengthen further, or if our substantial upfront sales investments do not result in sufficient sales, our business and operating results could be adversely affected.

We target our sales efforts at large enterprise customers. Because these customers are often making an enterprise-wide decision to deploy our services, sometimes on a global basis, we face long and variable sales cycles, complex customer requirements, substantial upfront pre-sales costs and less predictability in completing some of our sales. Our sales cycle is generally six to nine months, but is variable and difficult to predict and can be much longer. Furthermore, large enterprises often undertake a prolonged evaluation of our services, including whether they need professional services performed by us or a third party for their service management needs, and a comparison of our services to products offered by our competitors. Some of our large enterprise customers initially deploy our services on a limited basis, with no guarantee that these customers will deploy our services widely enough across their organization to justify our substantial pre-sales investment. If our sales cycle lengthens or our substantial upfront pre-sales investments do not result in sufficient subscription revenues to justify our investments, our operating results could be adversely affected.

Sales to customers outside North America expose us to risks inherent in international sales.

Because we sell our services throughout the world, we are subject to risks that we would otherwise not face if we conducted our business only in North America. The business conduct and ethical standards of many other countries, including the emerging market countries that we are expanding into, are substantially different and much less rigorous than the United States. Risks inherent with international sales include without limitation:

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

Our intellectual property protections may not provide us with a competitive advantage, and defending our intellectual property may result in substantial expenses that harm our operating results.

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand under a combination of patent and other intellectual property laws of the United States and other jurisdictions. Though we seek patent protection for our technology, we may not be successful in obtaining patent protection, and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. We may be required to spend significant resources to monitor and protect our intellectual property rights. We have, and in the future may, initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel and may result in counter-claims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property, or are required to incur substantial expenses in defending our intellectual property rights, our business and operating results may be adversely affected.

Our use of open source software could harm our ability to sell our services and subject us to possible litigation.

Our products incorporate software licensed to us by third-party authors under open source licenses, and we may continue to incorporate open source software into other services in the future. We attempt to monitor our use of open source software in an effort to avoid subjecting our services to adverse licensing conditions. However, there can be no assurance that our efforts have been or will be successful. There is little or no legal precedent governing the interpretation of the terms of open source licenses, and therefore the potential impact of these terms on our business is uncertain and enforcement of these terms may result in unanticipated obligations regarding our services and technologies. For example, depending on which open source license governs open source software included within our services or technologies, we may be subjected to conditions requiring us to offer our services to users at no cost; make available the source code for modifications and derivative works based upon, incorporating or using the open source software; and license such modifications or derivative works under the terms of the particular open source license. Moreover, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations, be subject to significant damages or be enjoined from the distribution of our services.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and would cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain in connection with any natural disaster. The majority of our research and development activities, corporate offices, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been impacted by high levels of bad debt globally, geopolitical instability, slowing economic growth in China, falling demand for a variety of goods and services including oil and other commodities, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing, and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments about our business for this reason our business and results of operations could be adversely affected.

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

As of December 31, 2015, we and our subsidiaries had $474.5 million in consolidated indebtedness, and our subsidiaries had $231.6 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

In May 2008, Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

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

Risks Related to Ownership of Our Common Stock

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

We also maintain offices in various North American, South American, European and Asian countries. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments. We expect to expand our facilities capacity as our employee base grows. We believe we will be able to obtain such space on acceptable and commercially reasonable terms.

ITEM 3.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company (“Hewlett-Packard”) filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of U.S. Patent Nos. 6,331,229 (the “’229 patent”), 7,027,411 (the “’411 patent”), 7,392,300 (the “’300 patent”), 7,610,512 (the “’512 patent”), 7,890,802 (the “’802 patent”), 7,925,981 (the “’981 patent”), 7,945,860 (the “’860 patent”) and 8,224,683 (the “’683 patent”). Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. On October 13, 2015, the court granted in part our renewed motion for a stay of litigation, staying all proceedings as to two of the four remaining asserted patents pending final decisions from the United States Patent and Trademark Office on our petitions for inter partes review. A claim construction hearing for the two asserted patents not subject to the court’s stay is scheduled for April 29, 2016. The trial is currently scheduled to begin on May 22, 2017. We filed petitions for inter partes review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate all eight Hewlett Packard patents. The PTAB granted our petitions for inter partes review of the ‘229, ‘411, ‘300 and ‘683 patents and denied our petitions of the remaining four patents. We also filed petitions for covered business method (“CBM”) review with the PTAB seeking to invalidate the ‘981 and ‘860 patents. The PTAB denied our petitions for CBM review of the ‘981 and ‘860 patents.

On or about November 1, 2015, Hewlett-Packard separated into two independently publicly traded companies: (i) Hewlett Packard Enterprise Company (“HPE”); and (ii) HP, Inc. As part of this separation, Hewlett-Packard assigned to HPE all right, title, and interest in the eight Hewlett-Packard patents in suit. On or about November 4, 2015, Hewlett-Packard filed a stipulated request to substitute HPE for Hewlett-Packard and the Court granted the stipulated request, substituting HPE for Hewlett-Packard as plaintiff in the litigation.

On September 23, 2014, BMC Software, Inc. (“BMC”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of U.S. Patent Nos. 5,978,594 (the “‘594 patent”), 6,816,898 (the “‘898 patent”), 6,895,586 (the “‘586 patent”), 7,062,683 (the “‘683 patent”), 7,617,073 (the “‘073 patent”), 8,646,093 (the “‘093 patent”) and 8,674,992 (the “‘992 patent”). BMC is seeking damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015, followed by the court's claim construction order on August 13, 2015. On January 25, 2016, the court issued an order dismissing all of BMC’s claims related to the ‘594 and ‘093 patents without prejudice. On February 23, 2016, BMC voluntarily withdrew all claims related to the ‘073 patent. The trial is currently scheduled to begin on March 11, 2016. We filed petitions for inter partes review with the PTAB seeking to invalidate the ‘594, ‘073, ‘898, ‘586, ‘093 and ‘992 patents. The PTAB granted our petitions for inter partes review of the ‘594, ‘073 and ‘992 patents and denied our petitions of the ‘586, ‘093 and ‘898 patents. We also filed petitions for CBM review with the PTAB seeking to invalidate the ‘683 and ‘093 patents. The PTAB granted our petition for CBM review of the ‘093 patent and denied our petition for CBM review of the ‘683 patent.

On February 12, 2016, BMC filed an additional lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of U.S. Patent Nos. 7,877,783 (the “‘783 patent”), 7,966,398 (the “‘398 patent”), 8,554,750 (the “‘750 patent”), the ‘586 patent and the ‘898 patent. BMC is seeking damages and an injunction. The court has not yet set a schedule for this lawsuit.

We intend to vigorously defend against HPE’s and BMC's lawsuits. The final outcome with respect to the claims in the lawsuits, including our liability, if any, is uncertain. Furthermore, we cannot be certain that any claims by HPE or BMC would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could result in injunctive relief, could result in a requirement that we make substantial royalty payments, and could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us. Moreover, to the extent we are found to infringe on any valid claims asserted against us, our attempt to modify our products so that they are no longer infringing may be unsuccessful, could cause us to incur substantial expense, could be a distraction to management, and any such modified products may not be well received in the market. To the extent that we reach a negotiated settlement, the settlement could require that we pay substantial royalties and could require that we make modifications to our products that may not be well received in the market.

At this stage in these litigation matters, any possible monetary loss or range of monetary loss cannot be estimated. The outcome of litigation is inherently uncertain. If one or more of these legal matters were resolved against us in a reporting period, or settled on unfavorable terms, our consolidated financial statements for that reporting period could be materially adversely affected.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “NOW.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2015
First Quarter	$81.24	$62.55
Second Quarter	$83.52	$70.32
Third Quarter	$81.21	$64.29
Fourth Quarter	$91.28	$67.65

Year ended December 31, 2014
First Quarter	$71.80	$54.36
Second Quarter	$63.96	$44.17
Third Quarter	$64.98	$54.11
Fourth Quarter	$70.90	$54.05

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business, and therefore does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of December 31, 2015, there were 24 registered stockholders of record (not including beneficial holders of stock held in street names) of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on June 29, 2012 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Jun 29, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
ServiceNow, Inc.	100.00	157.24	122.07	147.15	164.19	211.18	227.68	243.58	251.87	238.94	275.81	320.24	302.07	282.32	351.87
NYSE Composite	100.00	106.46	109.60	118.97	120.54	127.34	138.40	140.95	147.96	145.06	147.74	149.14	149.14	136.10	141.70
S&P Systems Software	100.00	101.19	97.22	102.05	112.75	113.91	129.20	139.18	141.64	150.50	158.92	144.85	150.92	147.05	175.56

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2015.

Issuer Purchases of Equity Securities

During the year ended December 31, 2015, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

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

The selected consolidated statements of operations data for each of the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements and are included in this Form 10-K. The consolidated statements of operations data for the year ended December 31, 2012, six months ended December 31, 2011 and fiscal 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, 2011 and June 30, 2011 are derived from our consolidated financial statements which are not included in this Annual Report on Form 10-K. The consolidated financial information below reflects the impact of the Company’s acquisitions. The consolidated balance sheet data as of December 31, 2013 and 2014 have been adjusted retrospectively to give effect to our adoption on December 31, 2015 of FASB Accounting Standard Update ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which resulted in a reduction of total assets and convertible senior notes by $0.4 million and $0.3 million, respectively. In addition, the consolidated balance sheet data as of December 31, 2015 has been adjusted for the adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, resulting in a decrease of total assets by $15.2 million.

In February 2012, we changed our fiscal year-end from June 30 to December 31. References to “fiscal 2011” are to the fiscal year ended June 30, 2011, while references to 2011, 2012, 2013 and 2014 refer to the respective years ending on December 31.

	Year Ended December 31,				Six Months Ended December 31,	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$848,278	$567,217	$349,804	$204,526	$64,886	$79,191
Professional services and other	157,202	115,346	74,846	39,186	8,489	13,450
Total revenues	1,005,480	682,563	424,650	243,712	73,375	92,641
Cost of revenues(1):
Subscription	183,400	142,687	87,928	63,258	15,073	15,311
Professional services and other	146,013	106,089	67,331	40,751	12,850	16,264
Total cost of revenues	329,413	248,776	155,259	104,009	27,923	31,575
Gross profit	676,067	433,787	269,391	139,703	45,452	61,066
Operating expenses(1):
Sales and marketing	498,439	341,119	195,190	103,837	32,501	34,123
Research and development	217,389	148,258	78,678	39,333	7,030	7,004
General and administrative	126,604	96,245	61,790	34,117	10,084	9,379
Total operating expenses	842,432	585,622	335,658	177,287	49,615	50,506
Income (loss) from operations	(166,365)	(151,835)	(66,267)	(37,584)	(4,163)	10,560
Interest expense	(31,097)	(29,059)	(3,498)	—	—	—
Interest income and other income (expense), net	4,450	5,354	(1,432)	1,604	(1,446)	606
Income (loss) before provision for income taxes	(193,012)	(175,540)	(71,197)	(35,980)	(5,609)	11,166
Provision for income taxes	5,414	3,847	2,511	1,368	1,075	1,336
Net income (loss)	$(198,426)	$(179,387)	$(73,708)	$(37,348)	$(6,684)	$9,830
Net income (loss) attributable to common stockholders:
Basic	$(198,426)	$(179,387)	$(73,708)	$(37,656)	$(6,996)	$1,639
Diluted	$(198,426)	$(179,387)	$(73,708)	$(37,656)	$(6,996)	$2,310
Net income (loss) per share attributable to common stockholders:
Basic	$(1.27)	$(1.23)	$(0.54)	$(0.51)	$(0.33)	$0.09
Diluted	$(1.27)	$(1.23)	$(0.54)	$(0.51)	$(0.33)	$0.08
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	155,706,643	145,355,543	135,415,809	73,908,631	21,104,219	18,163,977
Diluted	155,706,643	145,355,543	135,415,809	73,908,631	21,104,219	28,095,486

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,				Six Months Ended December 31,	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011	2011
	(in thousands)
Cost of revenues:
Subscription	$23,416	$14,988	$8,434	$3,929	$674	$548
Professional services and other	23,265	13,116	4,749	1,574	193	117
Sales and marketing	102,349	54,006	21,609	10,189	2,010	1,004
Research and development	70,326	42,535	16,223	6,496	704	468
General and administrative	38,357	29,674	14,566	5,749	2,056	817

	As of December 31,					As of June 30,
	2015	2014	2013	2012	2011	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$412,305	$252,455	$366,303	$118,989	$68,088	$59,853
Working capital, excluding deferred revenue	947,002	809,660	722,214	364,426	95,033	75,801
Total assets	1,807,052	1,424,752	1,168,077	478,114	156,323	108,746
Deferred revenue, current and non-current portion	603,754	422,238	266,722	170,361	104,636	74,646
Convertible senior notes, net	474,534	443,437	414,378	—	—	—
Convertible preferred stock	—	—	—	—	68,172	67,860
Total stockholders’ equity (deficit)	566,814	428,675	394,259	243,405	(57,426)	(58,381)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing under "Consolidated Financial Statements and Supplementary Data" in Item 8 of this filing. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should carefully read the "Risk Factors” section of this filing for a discussion of important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements contained in the following discussion and analysis.

Certain measures in the section entitled “—Key Factors Affecting Our Performance—Billings,” “—Comparison of the years ended December 31, 2015 and 2014" are presented on a constant currency basis. Our constant currency, billings and free cash flow measures included in the sections entitled “—Key Factors Affecting Our Performance—Billings,” “—Comparison of the years ended December 31, 2015 and 2014,” and “—Key Factors Affecting Our Performance—Free Cash Flow” are not in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe investors should consider these non-GAAP financial measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends.

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services across the global enterprise. Our mission is to help the modern enterprise operate faster and be more scalable by applying a service-oriented lens to the activities, tasks and processes that comprise day-to-day work life. Our solutions, and the custom solutions built by our customers and partners, are empowering enterprises to change the way people work. We offer our services on an annual subscription fee basis which includes access to the ordered subscription service and related support including updates to the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training of customer personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 3,686 as of December 31, 2015 from 2,826 as of December 31, 2014.

Key Factors Affecting Our Performance

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annualized contract value, or ACV, from lost customers divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all lost customers. A lost customer is a customer that did not renew a contract expiring that, in our judgment, will not be renewed. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. Our renewal rate was 98%, 97% and 96% for the years ended December 31, 2015, 2014 and 2013, respectively.

Upsell rate. To grow our business it is important for us to generate additional sales from existing customers, which we refer to as our upsell rate. We calculate our upsell rate as the ACV of upsells, net of losses and reductions in ACV from existing customers during the period, divided by our total ACV signed during the period. Our upsell rate was 38%, 43% and 39% for the years ended December 31, 2015, 2014 and 2013, respectively. We expect our upsell rate to decrease in the long term as our renewal base continues to grow.

Our upsells are primarily derived from an increase in the number of user seats purchased by our customers and are also derived from the addition of other subscription services. In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph below for further details about the change. The change in customer count definition increased the upsell rate we had disclosed in the prior year from 36% to 43% for the year ended December 31, 2014, and from 31% to 39% for the year ended December 31, 2013.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and partnerships with our indirect sales channel in order to grow our customer base. Based on our new definition of customer count as described below, our total enterprise customer count was approximately 3,000, 2,300 and 1,800, as of December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had approximately 400 customers that have purchased our Express product offering (“Express customers”), which is our entry-level IT service management solution. Our Express customer count as of December 31, 2014 and 2013 was less than 100.

In the first quarter of 2015, we changed our definition of customer count to better align to a global standard for business identification and tracking. Previously, we generally defined a customer as an entity with an active subscription contract as of the measurement date. In situations where a single contract applied to entities with multiple subsidiaries or divisions, universities or governmental organizations, each entity that contracted for a separate production instance of our services was counted as a separate customer. Beginning on January 1, 2015, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate, or GULT, Data Universal Numbering System, or DUNS, and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We will make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to "Government of the United States" under the GULT, we count each government agency that we contract with as a separate customer.

The change in customer count definition reduced our enterprise customer count by approximately 14% and 12% as of December 31, 2014 and 2013, respectively. We did not previously disclose our Express customer count. As the enterprise customer definition is a factor used in the calculation of other metrics we disclose (upsell rate, number of customers with ACV greater than $1 million, number of deals with net new ACV greater than $1 million and average contract term for new customers, upsells and renewals), we have revised previously disclosed numbers for the impacted metrics to ensure comparability across the periods.

Number of customers with ACV greater than $1 million. We count the total number of customers with ACV greater than $1 million as of the end of the period. We had 230, 153 and 81 customers with ACV greater than $1 million as of December 31, 2015, 2014 and 2013, respectively. The change in customer count definition increased the total number of customers with ACV greater than $1 million we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 from 129 to 153 for the year ended December 31, 2014, and from 67 to 81 for the year ended December 31, 2013.

The number of deals with net new ACV greater than $1 million entered into during the years ended December 31, 2015, 2014 and 2013, were 36, 34 and 15, respectively. We define net new ACV as ACV from new customers and upsells to existing customers, net of losses to those customers. The change in customer count definition decreased the total number of deals with ACV greater than $1 million we had disclosed in the prior year from 36 to 34 for the year ended December 31, 2014, and increased the total number of deals with ACV greater than $1 million from 14 to 15 for the year ended December 31, 2013.

G2K customer count. The Global 2000, or G2K, customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs, and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within the G2K as a new customer in the G2K customer count. Our G2K customer count based on the most recent Forbes Global 2000 and adjusted for acquisitions, spin-offs and other market activity was 638, 538 and 445 as of December 31, 2015, 2014 and 2013, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking cumulative ACV from G2K customers as of the end of the period divided by the cumulative count of G2K customers as of the end of the period. Our average ACV per G2K customer was approximately $868,000, $711,000 and $515,000 for the years ended December 31, 2015, 2014 and 2013.

Billings. We define billings as revenue recognized plus the change in total deferred revenue as presented on the consolidated statements of cash flows. The change in total deferred revenue as presented on the consolidated statements of cash flows represent the change in deferred revenues in local currencies translated into U.S. dollars using an average foreign currency exchange rate, and is a better approximation of actual billings as it is more aligned with the exchange rates in effect at the time of the billings. We believe billings offers investors useful supplemental information regarding the performance of our business and will help investors better understand the sales volume and performance of our business.

A calculation of billings is provided below:

	Year Ended December 31,		% Change	Year Ended December 31,	% Change
	2015	2014		2013
	(dollars in thousands)
Billings:
Total revenues	$1,005,480	$682,563	47%	$424,650	61%
Change in deferred revenue from the consolidated statements of cash flows	195,900	168,393	16%	94,405	78%
Total billings	$1,201,380	$850,956	41%	$519,055	64%

Our international operations provide a significant portion of our total billings and revenues. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro) from the year ended December 31, 2014 to the year ended December 31, 2015 had an unfavorable impact on our billings and revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the period, our total billings would have increased by an additional $74.3 million, with $60.1 million of the increase relating to an increase in total revenues and $14.2 million of the increase relating to the change in deferred revenue from the consolidated statements of cash flows.

The impact of currency movement from the year ended December 31, 2013 to the year ended December 31, 2014 did not have a significant impact on billings and revenues.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 31 months, 32 months and 34 months for the years ended December 31, 2015, 2014 and 2013, respectively. The average upsell contract term was 26 months, 25 months and 24 months for the years ended December 31, 2015, 2014 and 2013, respectively. The average renewal contract term was 24 months for the year ended December 31, 2015, and 26 months for each of the years ended December 31, 2014 and 2013.

In the first quarter of 2015, we made a change to our customer count definition to better align to a global standard for business identification and tracking. Refer to the “Total customers” paragraph section above for further details of the change. The change in customer count definition decreased the average new customer contract term from 34 months as disclosed in the prior year to 32 months for the year ended December 31, 2014, and increased the average new customer contract term from 33 months as previously disclosed to 34 months for the year ended December 31, 2013. The change in customer count increased the average upsell contract term from 24 months as disclosed in the prior year to 25 months for the year ended December 31, 2014. The change in customer count definition had no impact to our disclosures in the Annual Report on Form 10-K for the year ended December 31, 2014 for the average upsell for the year ended December 31, 2013 and the average renewal contract term for the years ended December 31, 2014 and 2013.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment. We believe information regarding free cash flow provides investors with an important perspective on the cash available to invest in our business and fund ongoing operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. A calculation of free cash flow is provided below:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$315,091	$138,900	$81,746
Purchases of property and equipment	(87,481)	(54,379)	(55,321)
Free cash flow	$227,610	$84,521	$26,425

 Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are comprised primarily of fees that give customers access to the ordered subscription service, related support and upgrades, if any, to the subscribed service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription term. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

Professional services and other revenues. Professional services revenues consist of fees associated with the implementation and configuration of our subscription service. Our arrangements for professional services are primarily on a time-and-materials basis. We generally invoice our professional services monthly in arrears based on actual hours and expenses incurred. Other revenues primarily include fees from customer training delivered on-site or publicly available classes, attendance and sponsorship fees for our annual Knowledge user conference and other customer forums. Typical payment terms require our customers to pay us within 30 days of invoice.

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Revenues from our direct sales organization represented 89%, 87% and 88% for the years ended December 31, 2015, 2014 and 2013, respectively. We make sales to our channel partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which is between 5% and 15% of the customer's ACV, depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

Refer to “Critical Accounting Policies and Significant Judgments and Estimates” below for further discussion of our revenue recognition accounting policy.

Allocation of Overhead Costs

Overhead costs associated with office facilities, corporate expenses, IT and certain depreciation related to infrastructure that is not dedicated for customer or research and development use are allocated to cost of revenues and operating expenses based on headcount.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which includes facility costs associated with our data center, depreciation related to our cloud-based infrastructure hardware equipment dedicated for customer use, amortization of acquired developed technology intangibles, personnel related costs directly associated with our cloud-based infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements subcontracted to third-party partners as a percentage of professional services and other revenues was 20% for the year ended December 31, 2015, and 17% for each of the years ended December 31, 2014 and 2013.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation and allocated overhead. Research and development expenses also include data center capacity costs and depreciation of cloud-based infrastructure hardware equipment that are used solely for research and development purposes.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related expenses for our executive, finance, legal, human resources, facility and administrative personnel, including salaries, benefits, bonuses and stock-based compensation, external legal, accounting and other professional services fees, other corporate expenses and allocated overhead.

Provision for Income Taxes

The provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2015 and 2014. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Subscription	$848,278	$567,217	$349,804
Professional services and other	157,202	115,346	74,846
Total revenues	1,005,480	682,563	424,650
Cost of revenues(1):
Subscription	183,400	142,687	87,928
Professional services and other	146,013	106,089	67,331
Total cost of revenues	329,413	248,776	155,259
Gross profit	676,067	433,787	269,391
Operating expenses(1):
Sales and marketing	498,439	341,119	195,190
Research and development	217,389	148,258	78,678
General and administrative	126,604	96,245	61,790
Total operating expenses	842,432	585,622	335,658
Loss from operations	(166,365)	(151,835)	(66,267)
Interest expense	(31,097)	(29,059)	(3,498)
Interest income and other income (expense), net	4,450	5,354	(1,432)
Loss before provision for income taxes	(193,012)	(175,540)	(71,197)
Provision for income taxes	5,414	3,847	2,511
Net loss	$(198,426)	$(179,387)	$(73,708)

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues:
Subscription	$23,416	$14,988	$8,434
Professional services and other	23,265	13,116	4,749
Sales and marketing	102,349	54,006	21,609
Research and development	70,326	42,535	16,223
General and administrative	38,357	29,674	14,566

	Year Ended December 31,
	2015	2014	2013
Revenues:
Subscription	84%	83%	82%
Professional services and other	16	17	18
Total revenues	100	100	100
Cost of revenues:
Subscription	18	21	21
Professional services and other	15	16	16
Total cost of revenues	33	37	37
Gross profit	67	63	63
Operating expenses:
Sales and marketing	50	50	46
Research and development	22	22	18
General and administrative	12	14	14
Total operating expenses	84	86	78
Loss from operations	(17)	(23)	(15)
Interest expense	(3)	(3)	—
Interest income and other income (expense), net	1	1	(1)
Loss before provision for income taxes	(19)	(25)	(16)
Provision for income taxes	1	1	1
Net loss	(20)%	(26)%	(17)%

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues by geography
North America	$702,985	$465,332	$295,400
Europe	233,378	173,635	105,177
Asia Pacific and other	69,117	43,596	24,073
Total revenues	$1,005,480	$682,563	$424,650

	Year Ended December 31,
	2015	2014	2013
Revenues by geography
North America	70%	68%	69%
Europe	23	26	25
Asia Pacific and other	7	6	6
Total revenues	100%	100%	100%

Comparison of the years ended December 31, 2015 and 2014

Revenues

	Year Ended December 31,		% Change
	2015	2014
	(dollars in thousands)
Revenues:
Subscription	$848,278	$567,217	50%
Professional services and other	157,202	115,346	36%
Total revenues	$1,005,480	$682,563	47%
Percentage of revenues:
Subscription	84%	83%
Professional services and other	16	17
Total	100%	100%

Subscription revenues increased $281.1 million during the year ended December 31, 2015, compared to the prior year, driven by our upsells, renewals and an increase in our customer count.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2015	2014
	(dollars in thousands)
Enterprise Service Management solutions	$783,603	$532,045	47%
IT Operations Management solutions	64,675	35,172	84%
Total subscription revenues	$848,278	$567,217	50%

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis. We expect subscription revenues for our IT Operations Management solutions to grow in absolute dollars and as a percentage of revenues in the year ended December 31, 2016.

Professional services and other revenues increased $41.9 million during the year ended December 31, 2015, compared to the prior year, due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $10.9 million during the year ended December 31, 2015 compared to $8.2 million in the prior year due to increased sponsorship and paid registrations in the current year. We expect professional services and other revenues to grow at a slower rate compared to subscription revenues as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 30% and 32% of total revenues for the year ended December 31, 2015 and 2014, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the year ended December 31, 2014 to the year ended December 31, 2015 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the period, our subscription revenues would have increased by an additional $48.0 million and our professional services and other revenues would have increased by an additional $12.0 million.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$183,400	$142,687	29%
Professional services and other	146,013	106,089	38%
Total cost of revenues	$329,413	$248,776	32%
Gross profit percentage:
Subscription	78%	75%
Professional services and other	7%	8%
Total gross profit percentage	67%	63%
Gross profit:	$676,067	$433,787	56%
Headcount (at period end)
Subscription	579	478	21%
Professional services and other	486	416	17%
Total headcount	1,065	894	19%

Cost of subscription revenues increased $40.7 million during the year ended December 31, 2015, compared to the prior year, primarily due to increased headcount resulting in an increase of $11.2 million in personnel related costs excluding stock-based compensation, an increase of $8.4 million in stock-based compensation, an increase of $6.0 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $6.0 million in other overhead expenses. Data center capacity costs increased $1.0 million primarily due to the expansion of our data centers. Amortization of intangible assets increased $4.8 million as a result of the acquisition of Neebula Systems, Ltd., or Neebula, in July 2014.

Our subscription gross profit percentage increased to 78% for the year ended December 31, 2015, from 75% for the year ended December 31, 2014, due to data center density and improved economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances, but we expect such increase to be at a slower rate than the increase in our subscription revenue, leading to a slight increase in our subscription gross profit percentage for the year ended December 31, 2016 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our forecast for revenues, cost of revenues and operating expenses was based on foreign exchange rates as of December 31, 2015.

Cost of professional services and other revenues increased $39.9 million during the year ended December 31, 2015 compared to the prior year, primarily due to increased headcount resulting in an increase of $11.2 million in personnel related costs excluding stock-based compensation, an increase of $10.1 million in stock-based compensation, an increase of $5.3 million in overhead expenses, and an increase of $13.2 million in contracted third-party party costs.

Our professional services and other gross profit percentage decreased to 7% during the year ended December 31, 2015 compared to 8% in the prior year due to increased stock-based compensation. The decrease in gross profit percentage was partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $10.9 million, or 7 percentage points to the professional services and other gross profit percentage for the year ended December 31, 2015. Knowledge contributed $8.2 million, or 7 percentage points to the professional services and other gross profit percentage for the year ended December 31, 2014.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2014 to the year ended December 31, 2015 had an impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the year ended December 31, 2015, our cost of subscription revenues would have increased by an additional $8.0 million and our cost of professional services and other revenues would have increased by an additional $7.8 million.

Sales and Marketing

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$498,439	$341,119	46%
Percentage of revenues	50%	50%
Headcount (at period end)	1,416	1,011	40%

Sales and marketing expenses increased $157.3 million during the year ended December 31, 2015, compared to the prior year, primarily due to increased headcount that resulted in an increase of $57.7 million in personnel related costs excluding stock-based compensation, an increase of $48.3 million in stock-based compensation, an increase of $19.0 million in overhead expenses, and an increase of $15.3 million in commission expense. Commissions and referral fee expenses amounted to 8% and 10% of subscription revenues for the years ended December 31, 2015 and 2014, respectively.

In addition, expenses related to our annual Knowledge user conference increased $5.7 million, from $15.3 million for the year ended December 31, 2014 to $21.0 million for the year ended December 31, 2015, due to a 31% increase in attendance year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $10.2 million for the year ended December 31, 2015 compared to the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2014 to the year ended December 31, 2015 had an impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the period, our sales and marketing expenses would have increased by an additional $20.9 million.

We expect sales and marketing expenses to increase for the year ended December 31, 2016 in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Research and development	$217,389	$148,258	47%
Percentage of revenues	22%	22%
Headcount (at period end)	756	585	29%

Research and development expenses increased $69.1 million during the year ended December 31, 2015, compared to the prior year, primarily due to increased headcount which resulted in an increase of $27.8 million in stock-based compensation, an increase of $25.4 million in personnel related costs excluding stock-based compensation, and an increase of $10.6 million in overhead expenses. Research and development expenses also increased $3.5 million due to an increase in data center capacity costs and depreciation of cloud-based infrastructure hardware equipment that are used solely for research and development purposes.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2014 to the year ended December 31, 2015 had an impact on our research and development expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the year ended December 31, 2015, our research and development expenses would have increased by an additional $4.2 million.

We expect research and development expenses to increase for the year ended December 31, 2016 in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
General and administrative	$126,604	$96,245	32%
Percentage of revenues	12%	14%
Headcount (at period end)	449	336	34%

General and administrative expenses increased $30.4 million during the year ended December 31, 2015, compared to the prior year, primarily due to an increase of $14.2 million in outside services primarily driven by an increase in legal fees associated with our litigation and an increase in the number of contractors to support our administrative functions. In addition, stock-based compensation increased $8.7 million, and personnel related costs excluding stock-based compensation increased $7.4 million, primarily driven by the increased headcount.

The impact from the foreign currency movements from the year ended December 31, 2014 to the year ended December 31, 2015 is not material to general and administrative expenses.

We expect general and administrative expenses to increase for the year ended December 31, 2016 in absolute dollar terms as we continue to hire people and incur costs associated with our litigations, but remain flat as a percentage of total revenues as we continue to grow. This includes anticipated attorney’s fees and expenses for our outstanding litigations with BMC and HPE, but not any forecast related to their outcomes. The trials are currently scheduled for March 2016 and May 2017, respectively. Refer to “Legal Proceedings” in Item 3 of this filing for details on the litigation matters.

Stock-based Compensation

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Cost of revenues:
Subscription	$23,416	$14,988	56%
Professional services and other	23,265	13,116	77%
Sales and marketing	102,349	54,006	90%
Research and development	70,326	42,535	65%
General and administrative	38,357	29,674	29%
Total stock-based compensation	$257,713	$154,319	67%
Percentage of revenues	26%	23%

Stock-based compensation increased $103.4 million during the year ended December 31, 2015, compared to the prior year, primarily due to additional annual grants of equity incentive awards, increased headcount, an increase in the weighted-average grant date fair value of stock awards, and performance RSUs granted to our executives in the current year. The new equity incentive awards granted in the current year, including the performance RSUs, resulted in an increase of $102.1 million in stock-based compensation. The weighted-average grant date exercise price per stock option share was $75.76 and $61.40 for the year ended December 31, 2015 and 2014, respectively. The weighted-average grant date fair value per restricted stock unit was $73.98 and $61.13 for the year ended December 31, 2015 and 2014, respectively.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price and the uncertainty around the achievement of performance criteria associated with our performance RSUs. We expect stock-based compensation to continue to increase for the year ended December 31, 2016 in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to grow.

Interest Expense

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Interest expense	$(31,097)	$(29,059)	7%
Percentage of revenues	(3)%	(3)%

Interest expense increased $2.0 million during the year ended December 31, 2015, compared to the prior year, due to the increase in amortization expense of debt discount and issuance costs related to our convertible senior notes, or the "Notes" issued in November 2013. During the year ended December 31, 2016, we expect to incur approximately $33.3 million in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Interest income	$4,749	$2,964	60%
Foreign currency exchange gain (loss)	51	2,490	(98)%
Other	(350)	(100)	250%
Interest income and other income (expense), net	$4,450	$5,354	(17)%
Percentage of revenues	1%	1%

Interest income and other expense, net, decreased $0.9 million during the year ended December 31, 2015, compared to the prior year, primarily due to a lower foreign currency gain, partially offset by increased interest income. Our foreign currency exchange gain decreased $2.4 million during the year ended December 31, 2015 compared to the prior year primarily due to the strengthening of the U.S. Dollar against other major currencies and an increase in our foreign operations. Interest income increased $1.8 million due to the higher investment balances during the year ended December 31, 2015 compared to the prior year.

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

 Provision for Income Taxes

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Loss before income taxes	$(193,012)	$(175,540)	10%
Provision for income taxes	5,414	3,847	41%
Effective tax rate	(3)%	(2)%

Our effective tax rate was (3)% for the year ended December 31, 2015 compared to (2)% for the prior year. Our tax expense increased $1.6 million during the year ended December 31, 2015, compared to the prior year, primarily due to a higher proportion of taxable earnings in foreign jurisdictions. See Note 15 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

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

Net Loss

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Net loss	$(198,426)	$(179,387)	11%
Percentage of revenues	(20)%	(26)%

Net loss increased $19.0 million during the year ended December 31, 2015, compared to the prior year as the growth in our expenses, particularly stock-based compensation, exceeded our revenue growth. We expect to continue to incur a GAAP loss for the year ended December 31, 2016, due to increased costs and expenses, including increased non-cash charges associated with equity awards and amortization of intangibles and other expenses.

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

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2014	2013
	(dollars in thousands)
Enterprise Service Management solutions	$532,045	$329,040	62%
IT Operations Management solutions	35,172	20,764	69%
Total subscription revenues	$567,217	$349,804	62%

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

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

Cost of subscription revenues increased $54.8 million during the year ended December 31, 2014, compared to the prior year, primarily due to increased headcount resulting in an increase of $22.9 million in personnel related costs excluding stock-based compensation, an increase of $6.6 million in stock-based compensation, an increase of $6.3 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers and an increase of $4.4 million in other overhead expenses. Data center capacity costs increased $5.4 million primarily due to the expansion of our data centers. Amortization of intangible assets increased $5.4 million as a result of the acquisition of Neebula in July 2014. Our subscription gross profit percentage was 75% for each of the years ended December 31, 2014 and 2013.

Cost of professional services and other revenues increased $38.8 million during the year ended December 31, 2014 compared to the prior year, primarily due to increased headcount resulting in an increase of $21.6 million in personnel related costs excluding stock-based compensation, an increase of $8.4 million in stock-based compensation, an increase of $3.2 million in overhead expenses, and an increase of $6.0 million in contracted third-party vendor costs.

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

General and administrative expenses increased $34.5 million during the year ended December 31, 2014, compared to the prior year, primarily due to increased headcount which resulted in an increase of $15.1 million in stock-based compensation, an increase of $10.3 million in personnel related costs excluding stock-based compensation, and an increase of $3.0 million in overhead expenses. Outside services increased $4.5 million primarily due to an increase in legal fees associated with our litigation, an increase in the number of contractors to support our administrative functions and costs associated with the acquisition of Neebula.

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

Interest Expense

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Interest expense related to the Notes	$(29,059)	$(3,498)	731%
Percentage of revenues	(3)%	—%

Interest expense increased $25.6 million during the year ended December 31, 2014, compared to the prior year, due to the increase in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Interest income	$2,964	$1,053	181%
Foreign currency exchange gain (loss)	2,490	(2,493)	(200)%
Other	(100)	8	NM
Interest income and other income (expense), net	$5,354	$(1,432)	NM
Percentage of revenues	1%	(1)%

Interest income and other income (expense), net, increased $6.8 million during the year ended December 31, 2014, compared to the prior year, primarily due to a gain from foreign currency transactions and increased interest income. We had a foreign currency transaction gain of $2.5 million for the year ended December 31, 2014, compared to a loss of $2.5 million for the prior year, primarily due to the strengthening of the U.S. Dollar against other major currencies and an increase in our foreign operations. Interest income increased $1.9 million due to the higher investment balances during the year ended December 31, 2014 compared to the prior year.

 Provision for Income Taxes

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Loss before income taxes	$(175,540)	$(71,197)	147%
Provision for income taxes	3,847	2,511	53%
Effective tax rate	(2)%	(4)%

Our effective tax rate was (2)% for the year ended December 31, 2014 compared to (4)% for the prior year. Our tax expense increased $1.3 million during the year ended December 31, 2014, compared to the prior year, primarily due to a higher proportion of taxable earnings in foreign jurisdictions. See Note 15 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Net Loss

	Year Ended December 31		% Change
	2014	2013
	(dollars in thousands)
Net loss	$(179,387)	$(73,708)	143%
Percentage of revenues	(26)%	(17)%

Net loss increased $105.7 million during the year ended December 31, 2014, compared to the prior year as the growth in our expenses, particularly stock-based compensation, exceeded our revenue growth.

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

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	June 30, 2015	March 31, 2015	Dec 31, 2014	Sep 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data)
Revenues:
Subscription	$244,702	$223,208	$200,461	$179,907	$166,751	$150,367	$132,724	$117,375
Professional services and other	40,948	37,942	46,255	32,057	31,253	28,345	34,033	21,715
Total revenues	285,650	261,150	246,716	211,964	198,004	178,712	166,757	139,090
Cost of revenues:
Subscription	49,511	46,053	45,392	42,444	40,330	37,925	33,243	31,189
Professional services and other	41,398	35,835	34,325	34,455	30,308	28,161	25,695	21,925
Total cost of revenues	90,909	81,888	79,717	76,899	70,638	66,086	58,938	53,114
Gross profit	194,741	179,262	166,999	135,065	127,366	112,626	107,819	85,976
Operating expenses:
Sales and marketing	133,909	117,899	136,574	110,057	95,764	84,002	91,937	69,416
Research and development	58,443	55,822	53,276	49,848	42,026	39,683	35,439	31,110
General and administrative	33,247	33,581	30,384	29,392	26,260	23,440	24,914	21,631
Total operating expenses	225,599	207,302	220,234	189,297	164,050	147,125	152,290	122,157
Loss from operations	(30,858)	(28,040)	(53,235)	(54,232)	(36,684)	(34,499)	(44,471)	(36,181)
Interest expense	(7,973)	(7,839)	(7,707)	(7,578)	(7,451)	(7,325)	(7,202)	(7,081)
Interest income and other income (expense), net	3,177	(3,952)	521	4,704	889	1,376	1,971	1,118
Loss before provision for income taxes	(35,654)	(39,831)	(60,421)	(57,106)	(43,246)	(40,448)	(49,702)	(42,144)
Provision for income taxes	1,724	1,199	1,504	987	1,417	602	661	1,167
Net loss	$(37,378)	$(41,030)	$(61,925)	$(58,093)	$(44,663)	$(41,050)	$(50,363)	$(43,311)
Net loss attributable to common stockholders - basic and diluted	$(37,378)	$(41,030)	$(61,925)	$(58,093)	$(44,663)	$(41,050)	$(50,363)	$(43,311)
Net loss per share attributable to common stockholders - basic and diluted	$(0.23)	$(0.26)	$(0.40)	$(0.38)	$(0.30)	$(0.28)	$(0.35)	$(0.30)

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the quarter ended December 31. The increase in customer agreements for the quarter ended December 31 is primarily a result of the terms of our commission plans to incentivize our direct sales force to meet their quotas by December 31 and large enterprise account buying patterns typical in the software industry. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in our billings, is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenues, due to the fact that we recognize subscription revenues over the term of the license agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Our revenues have increased over the periods presented due to increased sales to new customers, as well as upsells to existing customers. We have historically seen an increase in professional services and other revenues in the quarter ended June 30, and a corresponding decrease in professional services and other revenues in the quarter ended September 30 due to the revenues earned from our annual Knowledge user conference that occurs in the quarter ended June 30. Our operating expenses have increased over the periods presented primarily due to increases in headcount and other related expenses to support our growth. We have historically seen an increase in marketing expenses in the quarter ended June 30, and a corresponding decrease in marketing expenses in the quarter ended September 30 due to the expenses incurred for our annual Knowledge user conference. Marketing expenses in the quarter ended December 31 are also historically higher due to customer forums we conduct in that quarter. We anticipate operating expenses will continue to increase in future periods as we continue to focus on investing in the long-term growth of our business.

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$315,091	$138,900	$81,746
Net cash used in investing activities	(231,743)	(316,928)	(402,795)
Net cash provided by financing activities	82,993	70,772	568,570
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates on cash	159,850	(113,848)	247,314

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of December 31, 2015, we had $801.3 million in cash and cash equivalents and short-term investments, of which $92.3 million represented cash owned by foreign subsidiaries. In addition, we had $422.7 million in long-term investments which provide additional capital resources.

In November 2013, we issued Notes with an aggregate principal amount of $575.0 million and concurrently entered into a hedge, or Note Hedge, and warrant transaction, or Warrants. The net proceeds of this debt issuance are being used for general corporate purposes, including potential acquisitions and strategic transactions. The Warrants are exercisable at a strike price of $107.46 per share. Upon conversion of the Notes, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2015, the Notes were not convertible.

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

Operating Activities

Cash provided by operating activities mainly consists of net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of issuance cost and debt discount, stock-based compensation, tax benefits from employee stock plans and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $315.1 million for the year ended December 31, 2015 compared to $138.9 million for the prior year. The increase in operating cash flow was primarily due to an increased net loss offset by a substantial increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased due to increased sales for the year ended December 31, 2015. Net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses increased due to the growth of our business and increased headcount of 30% for the year ended December 31, 2015, as well as timing of our cash payments.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $231.7 million compared to $316.9 million for the prior year. The decrease in cash used in investing activities was mainly due to the $32.0 million decrease in the net purchases of investments and the $98.7 million decrease in cash used for acquisitions, offset by the $33.1 million increase in capital expenditures related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth, and the $10.5 million increase in the purchases of strategic investments.

Net cash used in investing activities for the year ended December 31, 2014 was $316.9 million compared to $402.8 million for the prior year. The decrease in cash used in investing activities was mainly due to a decrease in the net purchases of investments of $171.3 million. The decrease was offset by an increase of $86.5 million in acquisition activity due to the Neebula acquisition in 2014.

 Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $83.0 million compared to $70.8 million for the prior year. The increase in cash provided by financing activities was primarily due to the $24.0 million increase in proceeds from employee stock plans, offset by the $12.1 million increase in taxes paid related to net share settlement of equity awards.

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

The following table represents our known contractual obligations as of December 31, 2015, aggregated by type:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases:
Data centers	$39,375	$17,249	$13,226	$5,138	$3,762
Office leases, net of sublease income	277,478	24,715	58,216	57,136	137,411
Convertible Senior Notes	575,000	—	575,000	—	—
Other	4,523	512	1,024	1,024	1,963
Total contractual obligations	$896,376	$42,476	$647,466	$63,298	$143,136

In addition to the obligations in the table above, approximately $2.6 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2015. It is uncertain as to if or when such amounts may be settled. We have also recorded a liability for potential penalties of $0.2 million and interest of $0.3 million related to these unrecognized tax benefits.

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

Revenue Recognition

We derive our revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term.

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

We assess collectibility based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If we determine collectibility is not reasonably assured, we defer revenue recognition until collectibility becomes reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Our arrangements are generally non-cancelable and do not contain refund-type provisions.

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

The total arrangement consideration for a multiple element arrangement is allocated to the identifiable separate units of accounting based on a relative selling price hierarchy. We determined the relative selling price for a deliverable based on its vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. We determine the BESP for each deliverable primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the available information regarding the competitive pricing of similar products and marketing analysis.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are directly associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees are deferred and amortized on a straight-line basis over the terms of the related customer contracts. We include amortization of deferred commissions in sales and marketing expense in the consolidated statements of comprehensive loss. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. The commission payments are paid in full the month after the customer’s service commences.

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, during our fourth quarter, or more frequently if circumstances indicate that goodwill may not be recoverable. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have a single reporting unit. Since the aggregate fair value of our company has consistently and materially exceeded the carrying value of our single reporting unit, we did not recognize any impairment charges related to goodwill during the years ended December 31, 2015, 2014 and 2013.

Intangible assets are amortized over their useful lives ranging from 18 months to 10 years. Each period we evaluate the estimated remaining useful life of purchased intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. We periodically review the carrying amounts of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We elected to early adopt this accounting guidance as of December 31, 2015 on a retrospective basis.  As a result of the adoption, we reclassified unamortized debt issuance costs of $0.2 million and $0.3 million as of December 31, 2015 and 2014, respectively, from "Other assets" and reflected them as a reduction in "Convertible senior notes, net "on the consolidated balance sheets. Adoption of this guidance did not impact our consolidated statements of comprehensive loss or consolidated statements of cash flows.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the customer’s accounting for service contracts. This guidance is effective for our interim and annual reporting periods beginning January 1, 2016. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements or disclosures as we do not have any business combinations within the measurement period.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. We elected to early adopt this accounting guidance during the three months ended December 31, 2015 on a prospective basis, resulting in the reclassification of current deferred tax assets to noncurrent deferred tax liabilities on the consolidated balance sheets, which decreased $15.5 million of "Other current assets" and $15.2 million of "Other long-term liabilities", and increased $0.3 million of "Other assets". Prior periods were not retrospectively adjusted.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and therefore are adversely affected by a strengthening of the U.S. Dollar relative to the Euro. Revenues denominated in U.S. Dollar as a percentage of total revenue was 74%, 72% and 77% during the years ended December 31, 2015, 2014 and 2013, respectively. Changes in exchange rates have recently and may continue to negatively affect our total revenues.

We have experienced and expect to continue to experience fluctuations in our net loss as a result of transaction gains or losses related to remeasuring monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized a net foreign currency gain of $0.1 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we may do so in the future.

A hypothetical 10% decrease in the U.S. Dollar against other currencies would result in an approximately $2.4 million decrease and $3.5 million increase in operating loss for the years ended December 31, 2015 and 2014, respectively. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity

We had an aggregate of $1.2 billion in cash, cash equivalents, short-term investments and long-term investments at December 31, 2015. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with a minimum rating of BBB by Standard & Poor's. Baa2 by Moody's or BBB by Fitch. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2015, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $7.4 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of December 31, 2014, we had an aggregate of $0.9 billion in cash, cash equivalents, short-term investments and long-term investments, and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $5.6 million decline of the fair value of our available-for-sale securities.

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

We hold cash balances with multiple financial institutions in various countries and these balances routinely exceed deposit insurance limits.

During the year ended December 31, 2015, we invested $10.5 million in privately-held companies that are in the development stage. The fair value of these investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment charge if the carrying value of these investments exceed their fair value.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations", which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ServiceNow, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes and debt issuance costs on the consolidated balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 25, 2016

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$412,305	$252,455
Short-term investments	388,945	416,336
Accounts receivable, net	203,333	159,171
Current portion of deferred commissions	51,976	43,232
Prepaid expenses and other current assets	29,076	35,792
Total current assets	1,085,635	906,986
Deferred commissions, less current portion	33,016	29,453
Long-term investments	422,667	266,772
Property and equipment, net	144,714	104,237
Intangible assets, net	43,005	54,526
Goodwill	55,669	55,016
Other assets	22,346	7,762
Total assets	$1,807,052	$1,424,752
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,369	$17,829
Accrued expenses and other current liabilities	101,264	79,497
Current portion of deferred revenue	593,003	409,671
Total current liabilities	731,636	506,997
Deferred revenue, less current portion	10,751	12,567
Convertible senior notes, net	474,534	443,437
Other long-term liabilities	23,317	33,076
Total liabilities	1,240,238	996,077
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value; 600,000,000 shares authorized; 160,785,764 and 149,509,092 shares issued and outstanding at December 31, 2015 and 2014, respectively	160	150
Additional paid-in capital	1,140,545	799,221
Accumulated other comprehensive loss	(16,882)	(12,113)
Accumulated deficit	(557,009)	(358,583)
Total stockholders’ equity	566,814	428,675
Total liabilities and stockholders’ equity	$1,807,052	$1,424,752

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Subscription	$848,278	$567,217	$349,804
Professional services and other	157,202	115,346	74,846
Total revenues	1,005,480	682,563	424,650
Cost of revenues(1):
Subscription	183,400	142,687	87,928
Professional services and other	146,013	106,089	67,331
Total cost of revenues	329,413	248,776	155,259
Gross profit	676,067	433,787	269,391
Operating expenses(1):
Sales and marketing	498,439	341,119	195,190
Research and development	217,389	148,258	78,678
General and administrative	126,604	96,245	61,790
Total operating expenses	842,432	585,622	335,658
Loss from operations	(166,365)	(151,835)	(66,267)
Interest expense	(31,097)	(29,059)	(3,498)
Interest income and other income (expense), net	4,450	5,354	(1,432)
Loss before provision for income taxes	(193,012)	(175,540)	(71,197)
Provision for income taxes	5,414	3,847	2,511
Net loss	$(198,426)	$(179,387)	$(73,708)
Net loss attributable to common stockholders - basic and diluted	$(198,426)	$(179,387)	$(73,708)
Net loss per share attributable to common stockholders - basic and diluted	$(1.27)	$(1.23)	$(0.54)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	155,706,643	145,355,543	135,415,809
Other comprehensive loss:
Foreign currency translation adjustments	$(3,177)	$(11,027)	$(303)
Unrealized loss on investments, net of tax	(1,592)	(610)	(137)
Other comprehensive loss	(4,769)	(11,637)	(440)
Comprehensive loss	$(203,195)	$(191,024)	$(74,148)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013

Cost of revenues:
Subscription	$23,416	$14,988	$8,434
Professional services and other	23,265	13,116	4,749
Sales and marketing	102,349	54,006	21,609
Research and development	70,326	42,535	16,223
General and administrative	38,357	29,674	14,566
See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	126,367,700	$126	$348,803	$(105,488)	$(36)	$243,405
Common stock issued under employee stock plans	13,986,905	14	56,484	—	—	56,498
Tax benefit from employee stock plans	—	—	1,658	—	—	1,658
Vesting of early exercised stock options	—	—	381	—	—	381
Stock-based compensation	—	—	65,694	—	—	65,694
Equity component of the convertible notes, net	—	—	152,061	—	—	152,061
Purchase of convertible note hedge	—	—	(135,815)	—	—	(135,815)
Sales of warrants	—	—	84,525	—	—	84,525
Other comprehensive loss, net			—	—	(440)	(440)
Net loss			—	(73,708)	—	(73,708)
Balance at December 31, 2013	140,354,605	$140	$573,791	$(179,196)	$(476)	$394,259
Common stock issued under employee stock plans	9,154,487	10	68,723	—	—	68,733
Tax benefit from employee stock plans	—	—	2,001	—	—	2,001
Vesting of early exercised stock options	—	—	167	—	—	167
Stock-based compensation	—	—	154,539	—	—	154,539
Other comprehensive loss, net			—	—	(11,637)	(11,637)
Net loss			—	(179,387)	—	(179,387)
Balance at December 31, 2014	149,509,092	$150	$799,221	$(358,583)	$(12,113)	$428,675
Common stock issued under employee stock plans	11,276,672	10	93,338	—	—	93,348
Tax benefit from employee stock plans	—	—	2,663	—	—	2,663
Taxes paid related to net share settlement of equity awards	—	—	(12,795)	—	—	(12,795)
Vesting of early exercised stock options	—	—	44	—	—	44
Stock-based compensation	—	—	258,074	—	—	258,074
Other comprehensive loss, net			—	—	(4,769)	(4,769)
Net loss			—	(198,426)	—	(198,426)
Balance at December 31, 2015	160,785,764	$160	$1,140,545	$(557,009)	$(16,882)	$566,814

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(198,426)	$(179,387)	$(73,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,356	42,059	24,152
Amortization of premiums on investments	7,064	8,084	4,758
Amortization of deferred commissions	65,541	51,270	29,364
Amortization of debt discount and issuance costs	31,097	29,059	3,498
Stock-based compensation	257,713	154,319	65,581
Tax benefit from employee stock plans	(2,663)	(2,037)	(1,658)
Deferred income tax	(1,282)	(1,198)	(231)
Other	(6,223)	(4,469)	558
Changes in operating assets and liabilities:
Accounts receivable	(50,855)	(56,785)	(29,506)
Deferred commissions	(80,142)	(73,786)	(54,943)
Prepaid expenses and other assets	(10,961)	(5,540)	3,471
Accounts payable	14,785	10,223	(252)
Deferred revenue	195,900	168,393	94,405
Accrued expenses and other liabilities	33,187	(1,305)	16,257
Net cash provided by operating activities	315,091	138,900	81,746
Cash flows from investing activities:
Purchases of property and equipment	(87,481)	(54,379)	(55,321)
Business combination, net of cash acquired	(1,100)	(99,813)	(13,330)
Purchase of other intangibles	(1,750)	—	—
Purchases of investments	(712,782)	(521,393)	(570,679)
Purchases of strategic investments	(10,500)	—	—
Sales of investments	277,045	166,997	55,158
Maturities of investments	305,047	191,715	181,554
Restricted cash	(222)	(55)	(177)
Net cash used in investing activities	(231,743)	(316,928)	(402,795)
Cash flows from financing activities:
Net proceeds from (offering costs paid in connection with) follow-on offering	—	—	(698)
Net proceeds from borrowings on convertible senior notes	—	—	562,941
Proceeds from issuance of warrants	—	—	84,525
Purchase of convertible note hedge	—	—	(135,815)
Proceeds from employee stock plans	93,348	69,396	55,959
Taxes paid related to net share settlement of equity awards	(12,795)	(661)	—
Tax benefit from employee stock plans	2,663	2,037	1,658
Payments on financing obligation	(223)	—	—
Net cash provided by financing activities	82,993	70,772	568,570
Foreign currency effect on cash and cash equivalents	(6,491)	(6,592)	(207)
Net increase (decrease) in cash and cash equivalents	159,850	(113,848)	247,314
Cash and cash equivalents at beginning of period	252,455	366,303	118,989
Cash and cash equivalents at end of period	$412,305	$252,455	$366,303
Supplemental disclosures of other cash flow information:
Income taxes paid	$3,630	$12,604	$920
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	$14,427	$10,313	$3,741
Financing obligation for property and equipment	—	6,161	—

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of the Business

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services across the global enterprise. Our mission is to help the modern enterprise operate faster and be more scalable by applying a service-oriented lens to the activities, tasks and processes that comprise day-to-day work life.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Prior Period Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

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

Segments

We define the term “chief operating decision maker” to be our Chief Executive Officer. Our chief operating decision maker allocates resources and assesses financial performance based upon discrete financial information at the consolidated level.  Accordingly, we have determined that we operate as a single operating and reportable segment.

Foreign Currency Translation and Transactions

The functional currencies for our foreign subsidiaries are primarily their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in interest income and other income (expense), net within the consolidated statements of comprehensive loss, and have not been material for all periods presented.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to non-cloud-based infrastructure hardware equipment are allocated to cost of revenues and operating expenses based on headcount.

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

Our arrangements are generally non-cancelable and do not contain refund-type provisions.

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

We have multiple element arrangements comprised of subscription fees and professional services. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have concluded that our subscription service and professional services, including implementation and configuration services, have standalone value.

The total arrangement consideration for a multiple element arrangement is allocated to the identifiable separate units of accounting based on a relative selling price hierarchy. We determined the relative selling price for a deliverable based on its vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price, or BESP. We determine the BESP for each deliverable primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analysis.

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

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other income (expense), net in the consolidated statements of comprehensive loss.

Strategic Investments

We report our investments in non-marketable equity securities, which consist of minority equity investments in privately-held companies, at cost or fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. Management evaluates financial results, earnings trends, technology milestones and subsequent financing of these companies, as well as the general market conditions to identify indicators of other-than-temporary impairment.

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

Property and Equipment

Property and equipment, net, are stated at cost, subject to review of impairment, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Computer equipment and software	3—5 years
Furniture and fixtures	3—7 years
Leasehold improvements	shorter of the lease term or estimated useful life

When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in cost of revenues or operating expenses depending on whether the asset sold is being used in our provision of services to our customers. Repairs and maintenance expenses are charged to our statements of comprehensive loss as incurred.

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

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, during the fourth quarter, or more frequently if circumstances indicate that goodwill may not be recoverable. For purposes of goodwill impairment testing, we have one reporting unit.

Intangible assets are amortized over their useful lives ranging from 18 months to ten years. Each period we evaluate the estimated remaining useful life of purchased intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were $49.3 million, $33.5 million and $21.0 million, respectively.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting term of four years. For RSUs granted with a performance condition, the expenses are recognized on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria. This has the impact of greater stock-based compensation expense during the initial years of the vesting period as stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan, or ESPP, on a straight-line basis over the offering period. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSUs using the fair value of our common stock on the date of grant. We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. In some instances, shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. In these instances, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid, and include these payments as a reduction of cash flows from financing activities.

Net Loss Per Share Attributable to Common Stockholders

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. We hold cash at financial institutions that management believes are high credit, quality financial institutions and invest in securities with a minimum rating of BBB by Standard & Poor's. Baa2 by Moody's or BBB by Fitch. We are also exposed to credit risk under the convertible note hedge (the "Note Hedge") transactions that may result from counterparties' non-performance.

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2015 and 2014, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

	Balance at Beginning of Year	Additions (Deductions): Charged to Operations	Additions (Deductions): Charged to Deferred Revenue	Less: Write-offs	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$809	841	(70)	401	$1,179
Year ended December 31, 2014
Allowance for doubtful accounts	$1,143	395	(523)	206	$809
Year ended December 31, 2013
Allowance for doubtful accounts	$742	(43)	946	502	$1,143

Warranties and Indemnification

Our cloud-based services are typically warranted to perform in material conformance with its specifications.

We include service level commitments to our customers that permit those customers to receive credits in the event we fail to meet those service levels. We establish an accrual based on an evaluation of the known service disruptions. Service level credit accrual charges are recorded against revenue and were not material for all periods presented.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We elected to early adopt this accounting guidance as of December 31, 2015 on a retrospective basis.  As a result of the adoption, we reclassified unamortized debt issuance costs of $0.2 million and $0.3 million as of December 31, 2015 and 2014, respectively, from "Other assets" and reflected them as a reduction in "Convertible senior notes, net" on the consolidated balance sheets. Adoption of this guidance did not impact our consolidated statements of comprehensive loss or consolidated statements of cash flows.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the customer’s accounting for service contracts. This guidance is effective for our interim and annual reporting periods beginning January 1, 2016. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements or disclosures as we do not have any business combinations within the measurement period.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. We elected to early adopt this accounting guidance during the three months ended December 31, 2015 on a prospective basis, resulting in the reclassification of current deferred tax assets to noncurrent deferred tax liabilities on the consolidated balance sheets, which decreased $15.5 million of "Other current assets" and $15.2 million of "Other long-term liabilities", and increased $0.3 million of "Other assets". Prior periods were not retrospectively adjusted.

(3)    Investments

Marketable securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$32,430	$2	$(38)	$32,394
Corporate notes and bonds	617,054	7	(2,027)	615,034
Certificates of deposit	29,610	2	(17)	29,595
U.S. government and agency securities	134,962	1	(374)	134,589
Total available-for-sale securities	$814,056	$12	$(2,456)	$811,612

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$8,195	$1	$—	$8,196
Corporate notes and bonds	554,421	56	(845)	553,632
Certificates of deposit	27,251	8	(2)	27,257
U.S. government and agency securities	94,093	2	(72)	94,023
Total available-for-sale securities	$683,960	$67	$(919)	$683,108

As of December 31, 2015, the contractual maturities of our investment securities did not exceed 25 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2015
Due in one year or less	$388,945
Due in one year through two years	417,665
Due after two years	5,002
Total	$811,612

We had certain available-for-sale investment securities in a gross unrealized loss position, substantially all of which had been in such position for less than 12 months. There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of these securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$24,913	$(38)	$—	$—	$24,913	$(38)
Corporate notes and bonds	539,586	(1,897)	60,099	(130)	599,685	(2,027)
Certificates of deposit	19,750	(17)	—	—	19,750	(17)
U.S. government and agency securities	132,581	(374)	—	—	132,581	(374)
Total	$716,830	$(2,326)	$60,099	$(130)	$776,929	$(2,456)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$436,140	$(845)	$—	$—	$436,140	$(845)
Certificates of deposit	7,999	(2)	—	—	7,999	(2)
U.S. government and agency securities	80,014	(72)	—	—	80,014	(72)
Total	$524,153	$(919)	$—	$—	$524,153	$(919)

 As of December 31, 2015, we had a total of 327 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet in an unrealized loss position.

Strategic investments

During the year ended December 31, 2015, we invested in non-marketable equity securities of certain privately-held companies. The investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of these companies. The carrying value of these investments was $10.5 million as of December 31, 2015, which is included in "Other assets" on the consolidated balance sheets.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$263,515	$—	$263,515
Commercial paper	—	2,000	2,000
Corporate notes and bonds	—	1,119	1,119
Short-term investments:
Commercial paper	—	32,394	32,394
Corporate notes and bonds	—	303,567	303,567
Certificates of deposit	—	23,736	23,736
U.S. government and agency securities	—	29,248	29,248
Long-term investments:
Corporate notes and bonds	—	311,467	311,467
Certificates of deposit	—	5,859	5,859
U.S. government and agency securities	—	105,341	105,341
Total	$263,515	$814,731	$1,078,246

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2014 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$46,541	$—	$46,541
Commercial paper	—	4,600	4,600
Short-term investments:
Commercial paper	—	8,196	8,196
Corporate notes and bonds	—	342,864	342,864
Certificates of deposit	—	25,258	25,258
U.S. government and agency securities	—	40,018	40,018
Long-term investments:
Corporate notes and bonds	—	210,768	210,768
Certificates of deposit	—	1,999	1,999
U.S. government and agency securities	—	54,005	54,005
Total	$46,541	$687,708	$734,249

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

See Note 9 for the fair value measurement of our convertible senior notes.

(5)    Business Combinations
Neebula Systems Ltd.
On July 11, 2014, we completed the acquisition of a privately-held company, Neebula Systems Ltd., or Neebula, by acquiring all issued and outstanding common shares of Neebula for approximately $100 million in an all-cash transaction to expand our IT Operations Management solutions. The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

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

The results of operations of Neebula have been included in our consolidated financial statements from the date of purchase. The following unaudited pro forma consolidated financial information combines the results of operations for us and Neebula for the year ended December 31, 2014 and 2013, as if the acquisition of Neebula had occurred on January 1, 2013 (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013
	(Unaudited)
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

The results of operations of Mirror42 Holding B.V. described above have been included in our consolidated financial statements from the date of purchase. The business combination did not have a material impact on our consolidated financial statements, and therefore pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2014	$55,016
Goodwill acquired	1,442
Foreign currency translation adjustments	(789)
Balance as of December 31, 2015	$55,669

Intangible assets consist of the following (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,144	$(17,463)	$40,681
Other	3,695	(1,371)	2,324
Total intangible assets	$61,839	$(18,834)	$43,005

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$59,895	$(6,727)	$53,168
Other	2,260	(902)	1,358
Total intangible assets	$62,155	$(7,629)	$54,526

Amortization expense for intangible assets was approximately $11.8 million, $6.8 million and $0.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2015 (in thousands):

Years Ending December 31,
2016	$11,328
2017	10,641
2018	9,891
2019	9,811
2020	459
Thereafter	875
Total future amortization expense	$43,005

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$180,197	$128,546
Leasehold improvements	31,659	14,929
Furniture and fixtures	26,017	18,253
Building	6,318	—
Construction in progress	1,886	9,762
	246,077	171,490
Less: Accumulated depreciation	(101,363)	(67,253)
Total property and equipment, net	$144,714	$104,237

During the year ended December 31, 2014, we entered into a new lease for office space in Tel Aviv, Israel. We concluded for accounting purposes that we were considered the owner of the building during the construction period as we were responsible to fund the construction costs related to structural improvements necessary to make the space ready for use. Following completion of construction during the year ended December 31, 2015, we concluded we retained continuing involvement which precluded de-recognition of the building. As such, we continue to account for the building as owned real estate and record a financing obligation for our obligation to the legal owner. The building will be reflected as an asset on our consolidated balance sheet through May 31, 2025, the period of intended use, and depreciated on a straight-line basis over a period of approximately 39 years. Rent payments of $0.5 million per year will be recorded as interest expense and principal reduction to the financing obligation.

Construction in progress consisted primarily of in-process software development costs. Depreciation expense was $48.5 million, $35.3 million and $22.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Taxes payable	$9,080	$7,625
Bonuses and commissions	33,124	28,228
Accrued compensation	17,089	14,961
Other employee expenses	21,529	16,080
Other	20,442	12,603
Total accrued expenses and other current liabilities	$101,264	$79,497

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

The Notes are convertible into up to 7.8 million shares of our common stock at an initial conversion rate of approximately 13.54 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $73.88 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2018, only under the following circumstances:

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

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component, or debt discount, is amortized to interest expense using the effective interest method over the term of the Note. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component of the Notes in stockholders’ equity. The Notes consist of the following (in thousands):

	December 31,
	2015	2014
Liability:
Principal	$575,000	$575,000
Less: debt issuance costs and debt discount, net of amortization	(100,466)	(131,563)
Net carrying amount	$474,534	$443,437

We consider the fair value of the Notes at December 31, 2015 and 2014 to be a Level 2 measurement. The estimated fair value of the Notes was $741.8 million and $653.3 million at December 31, 2015 and 2014 (based on the closing trading price per $100 of the Notes on December 31, 2015 and 2014), respectively. The Notes were not convertible as of December 31, 2015 and 2014.

As of December 31, 2015, the remaining life of the Notes is 34 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization of debt issuance cost	$1,668	$1,558	$188
Amortization of debt discount	29,429	27,501	3,310
Total	$31,097	$29,059	$3,498
Effective interest rate of the liability component	6.5%

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

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following (in thousands):

	December 31,
	2015	2014
Foreign currency translation adjustment	$(14,438)	$(11,261)
Net unrealized loss on investments, net of tax	(2,444)	(852)
Accumulated other comprehensive loss	$(16,882)	$(12,113)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

Common Stock

We are authorized to issue a total of 600,000,000 shares of common stock as of December 31, 2015. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2015, we had 160,785,764 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

December 31, 2015
Stock option plans:
Options outstanding	8,255,554
RSUs	12,417,805
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	16,271,798
2012 Employee Stock Purchase Plan(1)	7,561,621
Total reserved shares of common stock for future issuance	44,506,778

(1)	Refer to Note 12 for a description of these plans.

During the years ended December 31, 2015 and 2014, we issued a total of 11,276,672 shares and 9,154,487 shares, respectively, from stock option exercises, vesting of RSUs and ESPP.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. At December 31, 2015 and 2014, no shares of preferred stock were outstanding.

(12)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of December 31, 2015, there were 53,116,091 total shares of common stock authorized for issuance under the 2005 Plan, which includes shares already issued under such plan and shares reserved for issuance pursuant to outstanding options and RSUs.

On April 27, 2012, the board of directors approved the 2012 Equity Incentive Plan, or 2012 Plan and the 2012 Employee Stock Purchase Plan, or the 2012 ESPP, which became effective on June 27, 2012 and June 28, 2012, respectively.

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. As of December 31, 2015, there were 36,875,918 total shares of common stock authorized for issuance under the 2012 Plan, excluding 8,039,288 shares of common stock automatically added to the 2012 Plan on January 1, 2016 pursuant to the provision described in the preceding sentence.

Our 2012 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. As of December 31, 2015, we had 7,368,568 total shares of common stock reserved for issuance under the 2012 ESPP, excluding 1,607,858 shares of common stock automatically added to the 2012 Plan on January 1, 2016.

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

A summary of the stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	23,399,374	$9.07
Granted	744,144	61.40
Exercised	(7,478,595)	6.76		$406,630
Canceled	(767,501)	22.26
Outstanding at December 31, 2014	15,897,422	11.96
Granted	316,048	75.76
Exercised	(7,695,815)	8.89		$523,127
Canceled	(262,101)	31.31
Outstanding at December 31, 2015	8,255,554	$16.65	6.09	$577,182
Vested and expected to vest as of December 31, 2015	8,139,464	$16.04	6.06	$573,994
Vested and exercisable as of December 31, 2015	6,644,643	$9.24	5.67	$513,766

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $446.1 million the year ended December 31, 2013. The weighted-average grant date fair value per share of options granted was $32.64, $29.66 and $18.70 for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of shares vested was $34.5 million, $39.1 million and $33.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $30.2 million. The weighted-average remaining vesting period of unvested stock options at December 31, 2015 was 2.20 years.

RSUs

A summary of RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2013	5,427,509	$34.02
Granted	6,514,348	61.13
Vested	(1,264,521)	32.14	$73,663
Forfeited	(736,262)	45.22
Outstanding at December 31, 2014	9,941,074	51.19
Granted	6,941,008	73.98
Vested	(3,290,220)	50.25	$254,691
Forfeited	(1,174,057)	59.67
Outstanding at December 31, 2015	12,417,805	$63.38	$1,074,885
Expected to vest as of December 31, 2015	10,474,349		$906,660

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest over a four-year period. Included in the number of shares granted during the year ended December 31, 2015 and 2014 were 645,000 and 585,000 RSUs, respectively, with both service and performance-based vesting criteria that were granted to certain executives. These performance RSUs are considered as eligible to vest when approved by the compensation committee in January of the year following the grant. The shares granted during the year ended December 31, 2014 will vest in four quarterly increments starting from February 2016, contingent on the continuous employment of each executive. The shares granted during the year ended December 31, 2015 will vest in four quarterly increments from August 2016 contingent on the continuous employment of each executive.

We recognized $30.8 million and $19.2 million of stock-based compensation expense associated with these performance RSUs on a graded vesting basis during the year ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $525.4 million and the weighted-average remaining vesting period was 2.92 years.

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

	Year Ended December 31,
	2015	2014	2013

Stock Options:
Expected volatility	41% - 46%	47% - 50%	50% - 52%
Expected term (in years)	5.50 - 6.08	6.08	6.02
Risk-free interest rate	1.48% - 1.94%	1.78% - 2.06%	0.91% - 2.05%
Dividend yield	—%	—%	—%

The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

	Year Ended December 31,
	2015	2014	2013

ESPP:
Expected volatility	31% - 49%	33% - 49%	35% - 42%
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	0.05% - 0.17%	0.05% - 0.08%	0.08% - 0.16%
Dividend yield	—%	—%	—%

Expected volatility. Prior to the third quarter of 2015, we used the historic volatility of publicly traded peer companies as an estimate for expected volatility. In considering peer companies, characteristics such as industry, stage of development, size and financial leverage are considered. Beginning in the third quarter of 2015, we began to include our own historical volatility in addition to publicly traded peers to calculate our expected volatility for a period similar to our expected term. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

Expected term. Prior to the third quarter of 2015, we used the simplified method for calculating the expected term of options as described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Beginning in the third quarter of 2015, we determined the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior, because we now believe there is sufficient historical information to derive a reasonable estimate. We estimate the expected term for ESPP using the purchase period.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award.

Expected dividend yield. Our expected dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.

(14)    Net Loss Per Share Attributable to Common Stockholders

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(198,426)	$(179,387)	$(73,708)
Denominator:
Weighted-average shares outstanding - basic and diluted	155,706,643	145,355,543	135,415,809
Net loss per share attributable to common stockholders - basic and diluted	$(1.27)	$(1.23)	$(0.54)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2015	2014	2013
Common stock options	8,255,554	15,897,422	23,399,374
Restricted stock units	12,417,805	9,941,074	5,427,509
Common stock subject to repurchase	—	13,597	91,504
ESPP obligations	254,728	272,294	226,093
Convertible senior notes	7,783,023	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023	7,783,023
Total potentially dilutive securities	36,494,133	41,690,433	44,710,526

(15)    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision:
Federal	$682	$2	$2
State	211	216	287
Foreign	6,125	5,046	2,454
	7,018	5,264	2,743
Deferred provision:
Federal	—	(232)	—
State	—	(24)	—
Foreign	(1,604)	(1,161)	(232)
	(1,604)	(1,417)	(232)
Provision for income taxes	$5,414	$3,847	$2,511

The components of loss before provision for income taxes by U.S. and foreign jurisdictions were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(150,593)	$(109,087)	$(35,901)
Foreign	(42,419)	(66,453)	(35,296)
Total	$(193,012)	$(175,540)	$(71,197)

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes due to the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax computed at U.S. federal statutory rate	$(65,624)	$(59,684)	$(24,207)
State taxes, net of federal benefit	53	95	148
Tax rate differential for international subsidiaries	18,681	26,169	14,310
Stock-based compensation	13,597	9,049	3,447
Tax credits	(11,961)	(9,481)	(12,529)
Purchased intangibles	1,953	1,036	504
Other	912	1,195	535
Valuation allowance	47,803	35,468	20,303
Provision for income taxes	$5,414	$3,847	$2,511

Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$27,570	$11,537
Deferred revenue	1,570	2,989
Accrued expenses	6,030	4,073
Deferred rent	4,014	1,883
Credit carryforwards	32,824	20,908
Stock-based compensation	53,249	37,956
Note Hedge	30,593	39,433
Other	6,441	3,197
Total deferred tax assets	162,291	121,976
Less valuation allowance	(110,311)	(62,439)
	51,980	59,537
Deferred tax liabilities:
Depreciation	(13,103)	(11,144)
Convertible notes	(35,054)	(44,995)
Other	(4)	(726)
Net deferred tax assets	$3,819	$2,672

As of December 31, 2015, we had U.S. federal net operating loss and federal tax credit carryforwards of approximately $1.2 billion and $25.8 million, respectively. The federal net operating loss carryforwards and federal tax credits will begin to expire in 2024 if not utilized. In addition, we had state net operating loss and state tax credit carryforwards of approximately $238.1 million and $21.3 million, respectively. The state net operating loss will begin to expire in 2016 if not utilized, and the tax effected amount due to expire in 2016 is immaterial. State tax credits can be carried forward indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carry forwards before utilization.

Approximately $1.1 billion of federal net operating losses and $218.3 million of state net operating losses relate to stock-based compensation deductions in excess of book expense, the tax effect of which would be to credit additional paid-in capital, if realized.

We maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2015. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that net deferred tax assets in the United States will not be realized. We have determined that $3.8 million related to deferred tax assets in certain foreign jurisdictions are realizable since certain foreign entities have cumulative income, and expected future income. The valuation allowance increased $47.9 million during the year ended December 31, 2015, increased $36.6 million during the year ended December 31, 2014 and increased $12.5 million during the year ended December 31, 2013. The change in the valuation allowance between the years ended December 31, 2015 and 2014 is primarily attributable to a decrease of deferred tax liabilities related to the Notes and an increase of deferred tax assets related to stock-based compensation, net operating losses, and the extension of the federal research and development tax credit for the year ended December 31, 2015. We will continue to assess the likelihood of realization of the deferred tax assets in each of the applicable jurisdictions in future periods and will adjust the valuation allowance accordingly.

We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of these foreign subsidiaries indefinitely.

Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. The determination of the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is not practicable.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning period	$9,158	$4,810	$1,725
Tax positions taken in prior period:
Gross increases	2	45	333
Gross decreases	(1,017)	(313)	(14)
Tax positions taken in current period:
Gross increases	3,768	4,704	2,784
Gross decreases	(73)	—	—
Lapse of statute of limitations	(101)	(88)	(18)
Balance, end of period	$11,737	$9,158	$4,810

As of December 31, 2015, we had gross unrecognized tax benefits of approximately $11.7 million, of which $2.6 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $0.5 million and $0.4 million at December 31, 2015 and 2014, respectively. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions will be released upon the expiration of the statutes of limitations and these amounts are also not material.

We are subject to taxation in the United States and foreign jurisdictions.  As of December 31, 2015, our tax years 2005 to 2015 remain subject to examination in most jurisdictions. During the year ended December 31, 2015, we entered into a settlement agreement with the Appeals Division of the U.S. Internal Revenue Service resolving all issues that arose in the tax audit of our June 30, 2011 and December 31, 2011 tax years. This settlement did not have a material impact on our financial statements.

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

(16)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. Rent expense associated with data center leases, included in cost of revenues, was $13.7 million, $13.1 million and $9.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense associated with office space leases was $22.0 million, $15.0 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Annual future minimum payments under these operating leases as of December 31, 2015 are presented in the table below (in thousands):

	Data Centers	Office Leases, net of Sublease Income	Total
Years Ending December 31,
2016	$17,249	$24,715	$41,964
2017	7,586	28,754	36,340
2018	5,640	29,462	35,102
2019	2,818	28,962	31,780
2020	2,320	28,174	30,494
Thereafter	3,762	137,411	141,173
Total minimum lease payments	$39,375	$277,478	$316,853

In November 2012, we entered into a lease agreement for 148,704 square feet of office space located in Santa Clara, California. The lease commenced in April 2013 and has a term of approximately 11 years. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for total minimum lease payments of approximately $48.8 million.

In December 2014, we entered into a lease agreement for 328,867 square feet of space, located in Santa Clara, California. The lease commenced on August 15, 2015 for an initial term of 12 years, with two options to renew the lease for additional terms of five years each. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for total minimum lease payments of approximately $151.1 million.

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

On February 6, 2014, Hewlett-Packard Company (“Hewlett-Packard”) filed a lawsuit against us in the U.S. District Court for the Northern District of California that alleges that some of our services infringe the claims of U.S. Patent Nos. 6,331,229 (the “’229 patent”), 7,027,411 (the “’411 patent”), 7,392,300 (the “’300 patent”), 7,610,512 (the “’512 patent”), 7,890,802 (the “’802 patent”), 7,925,981 (the “’981 patent”), 7,945,860 (the “’860 patent”) and 8,224,683 (the “’683 patent”). Hewlett-Packard is seeking unspecified damages and an injunction. We filed an answer to the complaint on March 28, 2014 denying the allegations and asserting various affirmative defenses. The parties are currently conducting discovery. Hewlett-Packard served infringement contentions on July 3, 2014 and November 18, 2014. We served invalidity contentions on January 9, 2015. On March 10, 2015, the court granted our motion for summary judgment, finding that the asserted claims of four of the eight asserted Hewlett-Packard patents are invalid for failing to claim patentable subject matter. On October 13, 2015, the court granted in part our renewed motion for a stay of litigation, staying all proceedings as to two of the four remaining asserted patents pending final decisions from the United States Patent and Trademark Office on our petitions for inter partes review. A claim construction hearing for the two asserted patents not subject to the court’s stay is scheduled for April 29, 2016. The trial is currently scheduled to begin on May 22, 2017. We filed petitions for inter partes review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate all eight Hewlett Packard patents. The PTAB granted our petitions for inter partes review of the ‘229, ‘411, ‘300 and ‘683 patents and denied our petitions of the remaining four patents. We also filed petitions for covered business method (“CBM”) review with the PTAB seeking to invalidate the ‘981 and ‘860 patents. The PTAB denied our petitions for CBM review of the ‘981 and ‘860 patents.

On or about November 1, 2015, Hewlett-Packard separated into two independently publicly traded companies: (i) Hewlett Packard Enterprise Company (“HPE”); and (ii) HP, Inc. As part of this separation, Hewlett-Packard assigned to HPE all right, title, and interest in the eight Hewlett-Packard patents in suit. On or about November 4, 2015, Hewlett-Packard filed a stipulated request to substitute HPE for Hewlett-Packard and the Court granted the stipulated request, substituting HPE for Hewlett-Packard as plaintiff in the litigation.

On September 23, 2014, BMC Software, Inc. (“BMC”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of U.S. Patent Nos. 5,978,594 (the “‘594 patent”), 6,816,898 (the “‘898 patent”), 6,895,586 (the “‘586 patent”), 7,062,683 (the “‘683 patent”), 7,617,073 (the “‘073 patent”), 8,646,093 (the “‘093 patent”) and 8,674,992 (the “‘992 patent”). BMC is seeking damages and an injunction. BMC served infringement contentions on January 6, 2015. We served invalidity contentions on March 3, 2015. We filed an answer to the complaint on June 1, 2015 denying the allegations and asserting various affirmative defenses. A claim construction hearing occurred on July 10, 2015, followed by the court's claim construction order on August 13, 2015. On January 25, 2016, the court issued an order dismissing all of BMC’s claims related to the ‘594 and ‘093 patents without prejudice. On February 23, 2016, BMC voluntarily withdrew all claims related to the ‘073 patent. The trial is currently scheduled to begin on March 11, 2016. We filed petitions for inter partes review with the PTAB seeking to invalidate the ‘594, ‘073, ‘898, ‘586, ‘093 and ‘992 patents. The PTAB granted our petitions for inter partes review of the ‘594, ‘073 and ‘992 patents and denied our petitions of the ‘586, ‘093 and ‘898 patents. We also filed petitions for CBM review with the PTAB seeking to invalidate the ‘683 and ‘093 patents. The PTAB granted our petition for CBM review of the ‘093 patent and denied our petition for CBM review of the ‘683 patent.

On February 12, 2016, BMC filed an additional lawsuit against us in the U.S. District Court for the Eastern District of Texas alleging that some of our services willfully infringe the claims of U.S. Patent Nos. 7,877,783 (the “‘783 patent”), 7,966,398 (the “‘398 patent”), 8,554,750 (the “‘750 patent”), the ‘586 patent and the ‘898 patent. BMC is seeking damages and an injunction. The court has not yet set a schedule for this lawsuit.

We intend to vigorously defend against HPE’s and BMC's lawsuits. The final outcome with respect to the claims in the lawsuits, including our liability, if any, is uncertain. Furthermore, we cannot be certain that any claims by HPE or BMC would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could result in injunctive relief, could result in a requirement that we make substantial royalty payments, and could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us. Moreover, to the extent we are found to infringe on any valid claims asserted against us, our attempt to modify our products so that they are no longer infringing may be unsuccessful, could cause us to incur substantial expense, could be a distraction to management, and any such modified products may not be well received in the market. To the extent that we reach a negotiated settlement, the settlement could require that we pay substantial royalties and could require that we make modifications to our products that may not be well received in the market.

At this stage in these litigation matters, any possible monetary loss or range of monetary loss cannot be estimated. The outcome of litigation is inherently uncertain. If one or more of these legal matters were resolved against us in a reporting period, or settled on unfavorable terms, our consolidated financial statements for that reporting period could be materially adversely affected.

(17)    Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues by geography
North America (1)	$702,985	$465,332	$295,400
EMEA (2)	233,378	173,635	105,177
Asia Pacific and other	69,117	43,596	24,073
Total revenues	$1,005,480	$682,563	$424,650

Long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2015	2014
Long-lived assets:
North America (3)	$104,085	$66,489
EMEA (2)	32,027	27,032
Asia Pacific and other	8,602	10,716
Total long-lived assets	$144,714	$104,237

(1)	Revenues attributed to the United States were approximately 95% of North America revenues for the year ended December 31, 2015, and 94% for the years ended December 31, 2014 and 2013.

(2)	Europe, the Middle East and Africa, or EMEA

(3)	Long-lived assets attributed to the United States were approximately 98% and 97% of North America long-lived asset for the years ended December 31, 2015 and 2014, respectively.

Subscription revenues consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Enterprise Service Management solutions	783,603	532,045	329,040
IT Operations Management solutions	64,675	35,172	20,764
Total subscription revenues	848,278	567,217	349,804

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions, and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

(18)    Related Party Transactions

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in 2015, 2014 or 2013. As of December 31, 2015 and 2014, there were no material amounts payable to or amounts receivable from related parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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

Our next Annual Meeting of Stockholders is scheduled for June 8, 2016.

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
Dated: February 25, 2016

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

Signature	Title	Date

/s/ Frank Slootman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
Frank Slootman

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
Michael P. Scarpelli

/s/ Frederic B. Luddy	Chief Product Officer and Director	February 25, 2016
Frederic B. Luddy

/s/ Paul V. Barber	Director	February 25, 2016
Paul V. Barber

/s/ Susan L. Bostrom	Director	February 25, 2016
Susan L. Bostrom

/s/ Ronald E.F. Codd	Director	February 25, 2016
Ronald E. F. Codd

/s/ Charles Giancarlo	Director	February 25, 2016
Charles Giancarlo

/s/ Jeffrey A. Miller	Director	February 25, 2016
Jeffrey A. Miller

/s/ Anita M. Sands	Director	February 25, 2016
Anita M. Sands

/s/ William L. Strauss	Director	February 25, 2016
William L. Strauss

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-35580	3.1	8/10/2012
3.2	Restated Bylaws.	8-K	001-35580	3.1	12/10/2014
4.1	Form of Common Stock Certificate.	S-1/A	333-180486	4.1	6/19/2012
4.2	Indenture dated November 13, 2013 between ServiceNow, Inc. and Wells Fargo Bank, National Association.	8-K	001-35580	4.1	11/13/2013
4.3	Third Amended and Restated Investors Rights Agreement dated November 25, 2009 among the Registrant and certain of its stockholders.	S-1	333-180486	4.2	3/30/2012
10.1*	Form of Indemnification Agreement.	10-K	001-35580	10.1	2/27/2015
10.2*	2005 Stock Plan, Forms of Stock Option Agreement and Form of Restricted Stock Unit Agreement thereunder.	S-1	333-180486	10.2	3/30/2012
10.3*	2012 Equity Incentive Plan, Forms of Stock Option Award Agreement, Restricted Stock Agreement, Stock Appreciation Right Award Agreement and Restricted Stock Unit Award Agreement thereunder.	S-1/A	333-180486	10.3	6/19/2012
10.4*	Form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan adopted as of January 26, 2016.					x
10.5*	2012 Employee Stock Purchase Plan and Form of Subscription Agreement thereunder.	10-K	001-35580	10.4	3/8/2013
10.6*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan adopted as of January 26, 2016.					x
10.7*	Employment Agreement dated May 2, 2011 among the Registrant and Frank Slootman.	S-1	333-180486	10.5	3/30/2012
10.8*	First Amendment to Employment Agreement dated April 23, 2014 among Registrant and Frank Slootman.	10-Q	001-35580	10.1	8/7/2014
10.9*	Employment Agreement dated May 12, 2011 among the Registrant and Michael P. Scarpelli.	S-1	333-180486	10.6	3/30/2012
10.10*	First Amendment to Employment Agreement dated August 15, 2014 among Registrant and Michael P. Scarpelli.	10-Q	001-35580	10.2	11/5/2014
10.11*	Employment Agreement dated May 21, 2011 among the Registrant and David L. Schneider.	S-1	333-180486	10.7	3/30/2012
10.12*	First Amendment to Employment Agreement dated July 3, 2014 among Registrant and David L. Schneider.	10-Q	001-35580	10.1	11/5/2014
10.13*	Employment Agreement dated August 1, 2011 among the Registrant and Daniel R. McGee.	S-1	333-180486	10.8	3/30/2012
10.14*	First Amendment to Employment Agreement dated August 15, 2014 among Registrant and Daniel R. McGee.	10-Q	001-35580	10.3	11/5/2014
10.15	Lease Agreement dated November 8, 2012 between the Registrant and Jay Ridge LLC.	S-1/A	333-184674	10.12	11/9/2012

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.16	Office Lease dated December 12, 2014 between Registrant and S1 55 LLC	8-K	001-35580	10.1	12/15/2014
10.17	Form of Base Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.1	11/13/2013
10.18	Form of Base Warrant Transaction Confirmation.	8-K	001-32224	99.2	11/13/2013
10.19	Form of Additional Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.3	11/13/2013
10.20	Form of Additional Warrant Transaction Confirmation.	8-K	001-32224	99.4	11/13/2013
21.1	Subsidiaries of the Registrant.					x
23.1	Consent of independent registered public accounting firm.					x
24.1	Power of Attorney. Reference is made to the signature page hereto.					x
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Schema Linkbase Document					x
101.CAL	XBRL Taxonomy Calculation Linkbase Document					x
101.DEF	XBRL Taxonomy Definition Linkbase Document					x
101.LAB	XBRL Taxonomy Labels Linkbase Document					x
101.PRE	XBRL Taxonomy Presentation Linkbase Document					x

*Indicates a management contract, compensatory plan or arrangement.