Form 10-Q
period 2016-03-31
ServiceNow, Inc.
filed 2016-05-06
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of March 31, 2016, there were approximately 162.8 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$453,450	$412,305
Short-term investments	447,423	388,945
Accounts receivable, net	190,263	203,333
Current portion of deferred commissions	55,588	51,976
Prepaid expenses and other current assets	46,534	29,076
Total current assets	1,193,258	1,085,635
Deferred commissions, less current portion	36,417	33,016
Long-term investments	361,831	422,667
Property and equipment, net	154,244	144,714
Intangible assets, net	46,246	43,005
Goodwill	57,364	55,669
Other assets	24,683	22,346
Total assets	$1,874,043	$1,807,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,621	$37,369
Accrued expenses and other current liabilities	336,613	101,264
Current portion of deferred revenue	672,049	593,003
Total current liabilities	1,048,283	731,636
Deferred revenue, less current portion	10,468	10,751
Convertible senior notes, net	482,643	474,534
Other long-term liabilities	30,293	23,317
Total liabilities	1,571,687	1,240,238
Stockholders’ equity:
Common stock	162	160
Additional paid-in capital	1,207,104	1,140,545
Accumulated other comprehensive loss	(14,569)	(16,882)
Accumulated deficit	(890,341)	(557,009)
Total stockholders’ equity	302,356	566,814
Total liabilities and stockholders’ equity	$1,874,043	$1,807,052

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Subscription	$267,422	$179,907
Professional services and other	38,457	32,057
Total revenues	305,879	211,964
Cost of revenues(1):
Subscription	52,781	42,444
Professional services and other	41,479	34,455
Total cost of revenues	94,260	76,899
Gross profit	211,619	135,065
Operating expenses(1):
Sales and marketing	158,610	110,057
Research and development	65,924	49,848
General and administrative	41,237	29,392
Legal settlement	270,000	—
Total operating expenses	535,771	189,297
Loss from operations	(324,152)	(54,232)
Interest expense	(8,109)	(7,578)
Interest and other income (expense), net	702	4,704
Loss before provision for income taxes	(331,559)	(57,106)
Provision for income taxes	1,773	987
Net loss	$(333,332)	$(58,093)
Net loss per share - basic and diluted	$(2.06)	$(0.38)
Weighted-average shares used to compute net loss per share - basic and diluted	162,067,108	151,601,880
Other comprehensive gain (loss):
Foreign currency translation adjustments	$680	$(4,059)
Unrealized gain on investments, net of tax	1,633	494
Other comprehensive gain (loss), net of tax	2,313	(3,565)
Comprehensive loss	$(331,019)	$(61,658)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2016	2015
Cost of revenues:
Subscription	$6,607	$5,165
Professional services and other	6,759	5,213
Sales and marketing	30,998	22,574
Research and development	20,533	15,638
General and administrative	10,411	9,484
 See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(333,332)	$(58,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,452	13,824
Amortization of premiums on investments	1,490	1,830
Amortization of deferred commissions	18,033	15,597
Amortization of debt discount and issuance costs	8,109	7,578
Stock-based compensation	75,308	58,074
Other	(330)	(1,943)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,811	10,436
Deferred commissions	(23,971)	(15,400)
Prepaid expenses and other assets	(19,808)	(18,887)
Accounts payable	3,387	6
Deferred revenue	70,803	55,861
Accrued expenses and other liabilities	245,735	(1,517)
Net cash provided by operating activities	78,687	67,366
Cash flows from investing activities:
Purchases of property and equipment	(29,077)	(26,699)
Business combination, net of cash acquired	(500)	(1,100)
Purchase of other intangibles	(5,750)	—
Purchases of investments	(180,365)	(132,364)
Sales of investments	92,885	49,412
Maturities of investments	91,858	76,386
Restricted cash	(457)	31
Net cash used in investing activities	(31,406)	(34,334)
Cash flows from financing activities:
Proceeds from employee stock plans	19,873	30,474
Taxes paid related to net share settlement of equity awards	(28,453)	(735)
Payments on financing obligation	(110)	—
Net cash (used in) provided by financing activities	(8,690)	29,739
Foreign currency effect on cash and cash equivalents	2,554	(7,245)
Net increase in cash and cash equivalents	41,145	55,526
Cash and cash equivalents at beginning of period	412,305	252,455
Cash and cash equivalents at end of period	$453,450	$307,981
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$8,393	$8,475

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2015 is derived from audited financial statements as of that date, however, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 25, 2016.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Prior Period Reclassification

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

Warranties and Indemnification

Our cloud computing solutions are typically warranted to perform in material conformance with its specifications.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which includes multiple provisions intended to simplify accounting for share-based payments. This new standard is effective for our interim and annual periods beginning January 1, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our condensed consolidated financial statements, we anticipate this standard will have a material impact on our condensed consolidated financial statements given the significant amount of operating leases we have.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This new standard is effective for our interim and annual periods beginning January 1, 2018 and early adoption is not permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue recognition standard. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption is permitted. We are currently evaluating the impact of these standards on our condensed consolidated financial statements.

(3)    Investments

Marketable securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$38,433	$1	$—	$38,434
Corporate notes and bonds	655,617	617	(468)	655,766
Certificates of deposit	14,467	—	—	14,467
U.S. government agency securities	100,589	28	(30)	100,587
Total available-for-sale securities	$809,106	$646	$(498)	$809,254

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$32,430	$2	$(38)	$32,394
Corporate notes and bonds	617,054	7	(2,027)	615,034
Certificates of deposit	29,610	2	(17)	29,595
U.S. government agency securities	134,962	1	(374)	134,589
Total available-for-sale securities	$814,056	$12	$(2,456)	$811,612

As of March 31, 2016, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

March 31, 2016
Due in 1 year or less	$447,423
Due in 1 year through 2 years	361,831
Total	$809,254

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

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$338,073	$(468)	$—	$—	$338,073	$(468)
U.S. government agency securities	66,202	(30)	—	—	66,202	(30)
Total	$404,275	$(498)	$—	$—	$404,275	$(498)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$24,913	$(38)	$—	$—	$24,913	$(38)
Corporate notes and bonds	539,586	(1,897)	60,099	(130)	599,685	(2,027)
Certificates of deposit	19,750	(17)	—	—	19,750	(17)
U.S. government agency securities	132,581	(374)	—	—	132,581	(374)
Total	$716,830	$(2,326)	$60,099	$(130)	$776,929	$(2,456)

Strategic investments

We account for our investments in non-marketable equity securities of certain privately-held companies under the cost method, as we have less than a 20% ownership interest and we do not have the ability to exercise significant influence over the operations of these companies.  The carrying value of these investments was $10.5 million as of March 31, 2016 and December 31, 2015, which is included in "Other assets" on the condensed consolidated balance sheets.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at March 31, 2016 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$88,990	$—	$88,990
Short-term investments:
Commercial paper	—	38,434	38,434
Corporate notes and bonds	—	350,828	350,828
Certificates of deposit	—	6,962	6,962
U.S. government agency securities	—	51,199	51,199
Long-term investments:
Corporate notes and bonds	—	304,938	304,938
Certificates of deposit	—	7,505	7,505
U.S. government agency securities	—	49,388	49,388
Total	$88,990	$809,254	$898,244

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$263,515	$—	$263,515
Commercial paper	—	2,000	2,000
Corporate notes and bonds	—	1,119	1,119
Short-term investments:
Commercial paper	—	32,394	32,394
Corporate notes and bonds	—	303,567	303,567
Certificates of deposit	—	23,736	23,736
U.S. government agency securities	—	29,248	29,248
Long-term investments:
Corporate notes and bonds	—	311,467	311,467
Certificates of deposit	—	5,859	5,859
U.S. government agency securities	—	105,341	105,341
Total	$263,515	$814,731	$1,078,246

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

See Note 8 for the fair value measurement of our convertible senior notes.

(5) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2015	$55,669
Foreign currency translation adjustments	1,695
Balance as of March 31, 2016	$57,364

Intangible assets consist of the following (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,715	$(20,398)	$38,317
Other	8,575	(646)	7,929
Total intangible assets	$67,290	$(21,044)	$46,246

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,144	$(17,463)	$40,681
Other	3,695	(1,371)	2,324
Total intangible assets	$61,839	$(18,834)	$43,005
Amortization expense for intangible assets for the three months ended March 31, 2016 and 2015 was approximately $2.9 million and $3.0 million, respectively.

(6)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer equipment and software	$197,253	$180,197
Leasehold improvements	33,126	31,659
Furniture and fixtures	27,527	26,017
Building	6,513	6,318
Construction in progress	3,200	1,886
	267,619	246,077
Less: Accumulated depreciation	(113,375)	(101,363)
Total property and equipment, net	$154,244	$144,714

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2016 and 2015 was $14.6 million and $10.8 million, respectively.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Taxes payable	$8,129	$9,080
Bonuses and commissions	36,097	33,124
Accrued compensation	18,211	17,089
Other employee expenses	14,136	21,529
Accrued legal settlement expenses (1)	250,000	—
Other	10,040	20,442
Total accrued expenses and other current liabilities	$336,613	$101,264

(1)	Refer to Note 14 for further details.

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

	March 31, 2016	December 31, 2015
Liability:
Principal	$575,000	$575,000
Less: debt issuance cost and debt discount, net of amortization	(92,357)	(100,466)
Net carrying amount	$482,643	$474,534

We consider the fair value of the Notes at March 31, 2016 and December 31, 2015 to be a Level 2 measurement. The estimated fair values of the Notes were $610.4 million and $741.8 million at March 31, 2016 and December 31, 2015, respectively (based on the closing trading price per $100 of the Notes on March 31, 2016 and December 31, 2015, respectively). The Notes were not convertible as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, the remaining life of the Notes is 31 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization of debt issuance cost	$435	$406
Amortization of debt discount	7,674	7,172
Total	$8,109	$7,578
Effective interest rate of the liability component	6.5%

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

(9)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Foreign currency translation adjustment	$(13,758)	$(14,438)
Net unrealized loss on investments, net of tax	(811)	(2,444)
Accumulated other comprehensive loss	$(14,569)	$(16,882)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(10)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of March 31, 2016. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2016, we had 162,848,163 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

March 31, 2016
Stock option plans:
Options outstanding	7,718,715
RSUs	14,161,913
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	21,360,061
2012 Employee Stock Purchase Plan(1)	8,850,836
Total reserved shares of common stock for future issuance	52,091,525

(1)	Refer to Note 11 for a description of these plans.

During the three months ended March 31, 2016 and 2015, we issued a total of 2,062,399 shares and 3,681,747 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

(11)    Stock Awards

We have a 2005 Stock Option Plan, or 2005 Plan, which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants.

Our 2012 Equity Incentive Plan, or 2012 Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2016, 8,039,288 shares of common stock were automatically added to the 2012 Plan pursuant to the provision described in the preceding sentence.

Our 2012 Employee Stock Purchase Plan, or 2012 ESPP, authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2016, 1,607,858 shares of common stock were automatically added to the 2012 ESPP pursuant to the provision described in the preceding sentence.

Stock Options

A summary of the stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	8,255,554	$16.65
Granted	169,400	65.92
Exercised	(579,504)	5.28		$35,876
Canceled	(126,735)	58.05
Outstanding at March 31, 2016	7,718,715	$17.90	5.86	$340,109
Vested and expected to vest as of March 31, 2016	7,612,105	$17.27	5.81	$339,664
Vested and exercisable as of March 31, 2016	6,420,996	$10.62	5.39	$325,305

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $26.81 for the three months ended March 31, 2016. The total fair value of shares vested was $4.9 million for the three months ended March 31, 2016.

As of March 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $26.2 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2016 was 2.35 years.

 RSUs

A summary of RSU activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Non-vested and outstanding at December 31, 2015	12,417,805	$63.38
Granted	3,822,832	51.11
Vested	(1,708,179)	58.42	$89,516
Forfeited	(370,545)	64.43
Non-vested and outstanding at March 31, 2016	14,161,913	$60.64	$866,426
Expected to vest as of March 31, 2016	11,593,513		$709,291

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest over a four-year period. As of March 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $639.0 million and the weighted-average remaining vesting period was 2.99 years.

(12)    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(333,332)	$(58,093)
Denominator:
Weighted-average shares outstanding—basic and diluted	162,067,108	151,601,880
Net loss per share—basic and diluted:	$(2.06)	$(0.38)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	March 31,
	2016	2015
Common stock options	7,718,715	13,506,834
Restricted stock units	14,161,913	13,539,235
Common stock subject to repurchase	—	3,794
ESPP obligations	292,689	209,013
Convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023
Total potentially dilutive securities	37,739,363	42,824,922

(13)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income (loss) from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was (1)% and (2)% for the three months ended March 31, 2016 and 2015, respectively, which was lower than the U.S. federal statutory tax rate of 34%.  The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions.  As of March 31, 2016, our tax years 2005 to 2015 remain subject to examination in most jurisdictions.

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

(14)    Commitments and Contingencies

Leases

We lease facilities for data center capacity and office space under non-cancelable operating lease agreements with various expiration dates. There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On February 6, 2014, Hewlett-Packard Company (Hewlett-Packard) filed a lawsuit against us in the U.S. District Court for the Northern District of California. The lawsuit alleged patent infringement and sought damages and an injunction. On or about November 1, 2015, Hewlett Packard Enterprise Company (HPE) separated from Hewlett-Packard as an independent company, and Hewlett-Packard assigned to HPE all right, title, and interest in the eight Hewlett-Packard patents in the lawsuit and HPE was substituted as plaintiff in the litigation. On March 4, 2016, we entered into a confidential settlement agreement resolving the lawsuit with HPE (HPE Settlement). As a result, on March 9, 2016, the lawsuit was dismissed.

BMC Software, Inc. (BMC) filed lawsuits against us in the U.S. District Court for the Eastern District of Texas on September 23, 2014 and February 12, 2016, and in the Dusseldorf (Germany) Regional Court, Patent Division, on March 2, 2016. Each of the lawsuits alleged patent infringement and sought damages and an injunction. On April 8, 2016, we entered into a confidential settlement agreement resolving all the lawsuits with BMC (BMC Settlement). As a result, the second Texas lawsuit was dismissed on April 14, 2016, and each of the initial Texas lawsuit and the German lawsuit was dismissed on April 25, 2016.

These settlements are considered multiple element arrangements for accounting purposes.  We evaluated the accounting treatment of these settlements by identifying each element of the arrangements, which included amongst other elements, a release of past infringement claims and a covenant not to sue for a specified term of years. The primary benefit we received from the arrangements was the settlement and termination of all existing litigation, the avoidance of future litigation expenses and the avoidance of future management and customer disruptions. We determined that none of the elements of the settlement agreements have identifiable future benefits. Accordingly, we recorded an aggregate legal settlement charge of $270.0 million in our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016, of which $250.0 million was accrued in the "Accrued expenses and other current liabilities" on our condensed consolidated balance sheet as of March 31, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement.

(15)   Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
North America (1)	$210,517	$148,646
EMEA (2)	74,281	48,530
Asia Pacific and other	21,081	14,788
Total revenues	$305,879	$211,964

Long-lived assets by geographic area were as follows (in thousands):

	March 31,	December 31,
	2016	2015
North America(3)	$110,011	$104,085
EMEA(2)	32,174	32,027
Asia Pacific and other	12,059	8,602
Total long-lived assets	$154,244	$144,714

(1)	Revenues attributed to the United States were approximately 95% and 94% of North America revenues for the three months ended March 31, 2016 and 2015, respectively.

(2)	Europe, the Middle East and Africa

(3)	Long-lived assets attributed to the United States were approximately 98% of North America long-lived assets as of March 31, 2016 and December 31, 2015.

Subscription revenues consist of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Enterprise Service Management solutions	$245,862	$167,204
IT Operations Management solutions	21,560	12,703
Total subscription revenues	$267,422	$179,907

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions, and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

(16)    Subsequent Events

On April 8, 2016, we acquired ITapp in an all-cash transaction for approximately $15.0 million to expand our cloud management solution offering. Our accounting and analysis of this transaction is pending completion.

On April 8, 2016, we entered into a confidential settlement agreement with BMC to resolve all patent-related litigation between the Company and BMC. Refer to Note 14 for further details of the settlement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in the Form 10-K dated as of, and filed with the Securities and Exchange Commission, or the SEC, on February 25, 2016 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Certain measures in the section entitled “—Key Factors Affecting Our Performance—Billings,” and “—Comparison of the Three Months Ended March 31, 2016 and 2015" are presented on a constant currency basis. These measures, as well as our free cash flow measure included in the section entitled "—Key Factors Affecting Our Performance—Free Cash Flow," are not in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe investors should consider these non-GAAP financial measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 3,991 as of March 31, 2016 from 3,047 as of March 31, 2015.

Key Factors Affecting Our Performance

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the annualized contract value, or ACV, from lost customers, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all lost customers. A lost customer is a customer that did not renew a contract expiring and that, in our judgment, will not be renewed. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. Our renewal rate was 97% for the three months ended March 31, 2016 and 2015.

Total customers. We believe our total customer count is a key indicator of our market penetration, growth and future revenues. We have aggressively invested in, and intend to continue to invest in, our direct sales force and additional partnerships with our indirect sales channel in order to grow our customer base. Our total enterprise customer count was approximately 3,000 and 2,500, as of March 31, 2016 and 2015, respectively. In addition, we had approximately 500 and 100 customers that have purchased our Express product offering (Express customers), which is our entry-level IT service management solution, as of March 31, 2016 and 2015, respectively.

Number of customers with ACV greater than $1 million. We count the total number of customers with ACV greater than $1 million as of the end of the period. We had 249 and 168 customers with ACV greater than $1 million as of March 31, 2016 and 2015, respectively.

The number of deals with net new ACV greater than $1 million entered into during the three months ended March 31, 2016 and 2015 were 13 and eight, respectively. We define net new ACV as ACV from new customers and upsells to existing customers, net of losses to those customers. Our upsells are primarily derived from an increase in the number of user seats purchased by our existing customers and are also derived from the addition of other subscription services.

G2K customer count. The Global 2000, or G2K, customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within the G2K as a new customer in the G2K customer count. Our G2K customer count also excludes Express customers.

Our G2K customer count based on the most recent Forbes Global 2000 list and adjusted for acquisitions, spin-offs and other market activity was 653 and 556 as of March 31, 2016 and 2015, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking cumulative ACV from G2K customers as of the end of the period divided by cumulative count of G2K customers as of the end of the period. Our average ACV per G2K customer was approximately $906,000 and $748,000 for the three months ended March 31, 2016 and 2015, respectively.

Billings. We define billings as revenue recognized plus the change in total deferred revenue as presented on the condensed consolidated statements of cash flows. The change in total deferred revenue as presented on the condensed consolidated statements of cash flows represent the change in deferred revenues in local currencies translated into U.S. dollars using an average foreign currency exchange rate, and aligns actual billings with the exchange rates in effect at the time of the billings. We believe billings offers investors useful supplemental information regarding the performance of our business and will help investors better understand the sales volume and performance of our business.

A calculation of billings is provided below:

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Billings:
Total revenues	$305,879	$211,964	44%
Change in deferred revenue from the condensed consolidated statements of cash flows	70,803	55,861	27%
Total billings	$376,682	$267,825	41%

While our international operations provide a significant portion of our total billings and revenues, foreign exchange rate fluctuations did not significantly impact our actual year-over-year billings growth.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 32 months and 30 months for the three months ended March 31, 2016 and 2015, respectively. The average upsell contract term was 23 months for the three months ended March 31, 2016 and 2015. The average renewal contract term was 26 months for the three months ended March 31, 2016 and 2015.

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

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$78,687	$67,366	17%
Purchases of property and equipment	(29,077)	(26,699)	9%
Free cash flow (1)	$49,610	$40,667	22%

(1) Free cash flow includes the effect of a $17.5 million payment for legal settlement. Refer to Note 14 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Revenues from our direct sales organization represented 88% of our total revenues for the three months ended March 31, 2016 and 2015. We make sales to our channel partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which are between 10% and 15% of the customer's ACV, depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to infrastructure that is not dedicated for customer or research and development use are allocated to cost of revenues and operating expenses based on headcount.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 21% and 20% in the three months ended March 31, 2016 and 2015, respectively.

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

Legal Settlement Expenses

Legal settlement expenses consist of charges related to the settlement agreements with Hewlett Packard Enterprise Company and BMC Software, Inc. Refer to Note 14 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2016 and December 31, 2015. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which includes multiple provisions intended to simplify accounting for share-based payments. This new standard is effective for our interim and annual periods beginning January 1, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing leases liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our condensed consolidated financial statements, we anticipate this standard will have a material impact on our condensed consolidated balance sheets given that we have operating lease commitments in excess of $300 million as of March 31, 2016. However, we do not anticipate this standard will have a material impact on our condensed consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This new standard is effective for our interim and annual periods beginning January 1, 2018 and early adoption is not permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue recognition standard. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption is permitted. We are currently evaluating the impact of these standards on our condensed consolidated financial statements.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Subscription	$267,422	$179,907
Professional services and other	38,457	32,057
Total revenues	305,879	211,964
Cost of revenues(1):
Subscription	52,781	42,444
Professional services and other	41,479	34,455
Total cost of revenues	94,260	76,899
Gross profit	211,619	135,065
Operating expenses(1):
Sales and marketing	158,610	110,057
Research and development	65,924	49,848
General and administrative	41,237	29,392
Legal settlement	270,000	—
Total operating expenses	535,771	189,297
Loss from operations	(324,152)	(54,232)
Interest expense	(8,109)	(7,578)
Interest income and other income (expense), net	702	4,704
Loss before provision for income taxes	(331,559)	(57,106)
Provision for income taxes	1,773	987
Net loss	$(333,332)	$(58,093)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenues:
Subscription	$6,607	$5,165
Professional services and other	6,759	5,213
Sales and marketing	30,998	22,574
Research and development	20,533	15,638
General and administrative	10,411	9,484

	Three Months Ended March 31,
	2016	2015
Revenues:
Subscription	87%	85%
Professional services and other	13	15
Total revenues	100	100
Cost of revenues:
Subscription	17	20
Professional services and other	14	16
Total cost of revenues	31	36
Gross profit	69	64
Operating expenses:
Sales and marketing	52	52
Research and development	22	24
General and administrative	13	14
Legal settlement	88	—
Total operating expenses	175	90
Loss from operations	(106)	(26)
Interest expense	(3)	(3)
Interest income and other income (expense), net	—	2
Loss before provision for income taxes	(109)	(27)
Provision for income taxes	1	—
Net loss	(110)%	(27)%

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues by geography
North America	$210,517	$148,646
EMEA (1)	74,281	48,530
Asia Pacific and other	21,081	14,788
Total revenues	$305,879	$211,964

(1) Europe, the Middle East and Africa

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Revenues:
Subscription	$267,422	$179,907	49%
Professional services and other	38,457	32,057	20%
Total revenues	$305,879	$211,964	44%
Percentage of revenues:
Subscription	87%	85%
Professional services and other	13%	15%
Total	100%	100%

Subscription revenues increased $87.5 million during the three months ended March 31, 2016, compared to the same period in the prior year, driven by our upsells and an increase in our customer count.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Enterprise Service Management solutions	$245,862	$167,204	47%
IT Operations Management solutions	21,560	12,703	70%
Total subscription revenues	$267,422	$179,907	49%

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis. We expect subscription revenues for our IT Operations Management solutions to grow in absolute dollars and as a percentage of revenues for the remainder of the year.

Professional services and other revenues increased $6.4 million during the three months ended March 31, 2016, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. We expect professional services and other revenues to increase at a slower rate compared to subscription revenues as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues, and we have, in the past, experienced material fluctuations in our non-U.S. revenues and billings as a result of significant movements in certain major foreign exchange rates. However, during the three months ended March 31, 2016, foreign exchange rate fluctuations did not significantly impact our actual year-over-year revenue growth.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$52,781	$42,444	24%
Professional services and other	41,479	34,455	20%
Total cost of revenues	$94,260	$76,899	23%
Gross profit percentage:
Subscription	80%	76%
Professional services and other	(8)%	(7)%
Total gross profit percentage	69%	64%
Gross Profit	$211,619	$135,065
Headcount (at period end)
Subscription	607	491	24%
Professional services and other	498	445	12%
Total headcount	1,105	936	18%

Cost of subscription revenues increased $10.3 million during the three months ended March 31, 2016, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $3.3 million in personnel related costs excluding stock-based compensation and an increase of $1.4 million in stock-based compensation. In addition, there was an increase of $1.6 million in overhead expenses, an increase of $1.5 million in data center capacity costs due to the expansion of our data centers, and an increase of $1.5 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers.

Our subscription gross profit percentage increased to 80% for the three months ended March 31, 2016, from 76% for the three months ended March 31, 2015, due to data center density and improved economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage for the remainder of the year to remain relatively flat. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our forecast for revenues, cost of revenues, and operating expenses was based on foreign exchange rates as of March 31, 2016.

Cost of professional services and other revenues increased $7.0 million during the three months ended March 31, 2016 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.1 million in personnel related costs excluding stock-based compensation, an increase of $2.0 million in contracted third-party partner costs, an increase of $1.5 million in stock-based compensation, and an increase of $1.1 million in overhead expenses.

Our professional services and other gross profit percentage decreased to (8)% for the three months ended March 31, 2016, from (7)% for the three months ended March 31, 2015, due to higher growth rate in our stock-based compensation of 30% compared to the growth rate in our professional services and other revenues of 20%.

Foreign exchange rate fluctuations from the first quarter of 2015 to the first quarter of 2016 did not significantly impact our cost of revenues.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Sales and marketing	$158,610	$110,057	44%
Percentage of revenues	52%	52%
Headcount (at period end)	1,571	1,105	42%

Sales and marketing expenses increased $48.6 million during the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $25.1 million in personnel related costs excluding stock-based compensation, an increase of $8.4 million in stock-based compensation, an increase of $5.9 million in overhead expenses and an increase of $2.9 million in commissions expense. Commissions and referral fees amounted to 8% and 10% of subscription revenues for three months ended March 31, 2016 and 2015, respectively. Marketing program expenses, which include events, advertising and market data, increased $5.5 million during the three months ended March 31, 2016 compared to the same period in the prior year. Foreign exchange rate fluctuations from the first quarter of 2015 to the first quarter of 2016 did not significantly impact our sales and marketing expenses.

In the second quarter of 2016, we expect to incur sales and marketing expenses of approximately $26.0 million related to Knowledge. Excluding the charges related to Knowledge, we expect sales and marketing expenses to increase for the remainder of the year in absolute dollar terms, as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events, but decrease as a percentage of total revenues as we gain efficiencies in our sales and marketing efforts.

Research and Development

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Research and development	$65,924	$49,848	32%
Percentage of revenues	22%	24%
Headcount (at period end)	821	649	27%

Research and development expenses increased $16.1 million during the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $7.9 million in personnel related costs excluding stock-based compensation, an increase of $4.9 million in stock-based compensation and an increase of $2.4 million in overhead expenses. Foreign exchange rate fluctuations from the first quarter of 2015 to the first quarter of 2016 did not significantly impact our research and development expenses.

We expect research and development expenses to increase for the remainder of the year in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
General and administrative	$41,237	$29,392	40%
Percentage of revenues	13%	14%
Headcount (at period end)	494	357	38%

General and administrative expenses increased $11.8 million during the three months ended March 31, 2016, compared to the same period in the prior year, primarily due an increase of $5.8 million in outside services driven by an increase in attorney fees associated with our litigations and an increase in contractors to support our administrative functions. In addition, personnel related costs excluding stock-based compensation increased $3.3 million, and stock-based compensation increased $0.9 million, primarily driven by increased headcount. Foreign exchange rate fluctuations from the first quarter of 2015 to the first quarter of 2016 did not significantly impact our general and administrative expenses.

We expect general and administrative expenses to decrease for the remainder of the year in absolute dollar terms and as a percentage of total revenues due to decreased attorney fees associated with our litigations as a result of the settlements. Refer to Note 14 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

Legal Settlement

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Legal settlement	$270,000	$—	NM
Percentage of revenues	88%	—%

Legal settlement expenses increased $270.0 million during the three months ended March 31, 2016 compared to the same period in the prior year, related to the settlement agreements with HPE and BMC. Refer to Note 14 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$6,607	$5,165	28%
Professional services and other	6,759	5,213	30%
Sales and marketing	30,998	22,574	37%
Research and development	20,533	15,638	31%
General and administrative	10,411	9,484	10%
Total stock-based compensation	$75,308	$58,074	30%
Percentage of revenues	25%	27%

Stock-based compensation increased $17.2 million during the three months ended March 31, 2016, compared to the same period in the prior year, primarily due to equity grants to new employees and additional grants to current employees, an increase in the weighted-average grant date fair value of stock awards issued in the past four years and additional performance RSUs granted to our executives in the current year. The new equity incentive awards granted after the same period in prior year, including the performance RSUs, resulted in an increase of $16.9 million in stock-based compensation.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price and the uncertainty around the achievement of performance criteria associated with our performance RSUs. We expect stock-based compensation to continue to increase for the remainder of the year in absolute dollar terms, but remain relatively flat as a percentage of total revenues.

Interest Expense

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Interest expense	$(8,109)	$(7,578)	7%
Percentage of revenues	(3)%	(3)%

Interest expense increased $0.5 million during the three months ended March 31, 2016 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to our convertible senior notes, or the "Notes" issued in November 2013. For the remainder of the year, we expect to incur approximately $25.2 million in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Interest income	$1,825	$948	93%
Foreign currency exchange gain/(loss)	(1,333)	3,826	(135)%
Other	210	(70)	NM
Interest and other expense, net	$702	$4,704	(85)%
Percentage of revenues	—%	2%

Interest income and other income (expense), net, decreased $4.0 million during the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to a loss from foreign currency transactions. We had a foreign currency transaction loss of $1.3 million for the three months ended March 31, 2016 compared to a gain of $3.8 million for the three months ended March 31, 2015 that resulted from the movement of the U.S. Dollar against other major currencies.

Our expanding international operations will continue to increase our exposure to currency risks, though we cannot presently predict the impact of this exposure on our condensed consolidated financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we are conducting an ongoing evaluation of the costs and benefits of initiating such a program and in the future may hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Loss before income taxes	$(331,559)	$(57,106)	481%
Provision for income taxes	1,773	987	80%
Effective tax rate	(1)%	(2)%

Our effective tax rate changed to (1)% for the three months ended March 31, 2016 compared to (2)% for the three months ended March 31, 2015 primarily due to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign restructuring, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. We consider the earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States.

Net Loss

	Three Months Ended March 31,		% Change
	2016	2015
	(dollars in thousands)
Net loss	$(333,332)	$(58,093)	474%
Percentage of revenues	(110)%	(27)%

Net loss increased $275.2 million during the three months ended March 31, 2016 compared to the same period in the prior year due primarily to the legal settlement expenses related to the settlement agreements with HPE and BMC. We expect to continue to incur a GAAP loss for the remainder of the year due to increased costs and expenses including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$78,687	$67,366
Net cash used in investing activities	(31,406)	(34,334)
Net cash (used in) provided by financing activities	(8,690)	29,739
Net increase in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	41,145	55,526

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2016, we had $900.9 million in cash and cash equivalents and short-term investments, of which $104.6 million represented cash owned by foreign subsidiaries. In addition, we had $361.8 million in long-term investments that provide additional capital resources.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs including the payment for legal settlement, expansion of data centers, lease obligations, expenditures related to the growth of our headcount, and the acquisition of fixed assets and investments in office facilities to accommodate our growth, for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions, if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $78.7 million for the three months ended March 31, 2016 compared to $67.4 million for the three months ended March 31, 2015. The increase in operating cash flow was primarily due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased by $11.7 million due to increased sales for the three months ended March 31, 2016. We expect cash provided by operating activities to decrease in the second quarter of 2016 due to payment of accrued legal settlement expenses. Refer to Note 14 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

 Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $31.4 million compared to $34.3 million for the three months ended March 31, 2015. The decrease in cash used in investing activities was mainly due to the $10.9 million decrease in the net purchases of investments, offset by the $5.8 million increase in purchase of other intangibles related to patents and the $2.4 million increase in capital expenditures related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth. We expect cash used in investing activities to increase in the second quarter of 2016 due to the acquisition of ITapp. Refer to Note 16 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $8.7 million compared to $29.7 million of net cash provided by financing activities for the three months ended March 31, 2015. The change was primarily due to the $27.7 million increase in taxes paid related to net share settlement of equity awards and the $10.6 million decrease in proceeds from employee stock plans.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. Apart from the $250.0 million of legal settlement expenses payable in the second quarter of fiscal 2016 (refer to Note 14 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details), there have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

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

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on February 25, 2016.

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

PART II
ITEM 1.     LEGAL PROCEEDINGS

On February 6, 2014, Hewlett-Packard Company (Hewlett-Packard) filed a lawsuit against us in the U.S. District Court for the Northern District of California. The lawsuit alleged patent infringement and sought damages and an injunction. On or about November 1, 2015, Hewlett Packard Enterprise Company (HPE) separated from Hewlett-Packard as an independent company, and Hewlett-Packard assigned to HPE all right, title, and interest in the eight Hewlett-Packard patents in the lawsuit and HPE was substituted as plaintiff in the litigation. On March 4, 2016, we entered into a confidential settlement agreement resolving the lawsuit with HPE (HPE Settlement). As a result, on March 9, 2016, the lawsuit was dismissed.

BMC Software, Inc. (BMC) filed lawsuits against us in the U.S. District Court for the Eastern District of Texas on September 23, 2014 and February 12, 2016, and in the Dusseldorf (Germany) Regional Court, Patent Division, on March 2, 2016. Each of the lawsuits alleged patent infringement and sought damages and an injunction. On April 8, 2016, we entered into a confidential settlement agreement resolving all the lawsuits with BMC (BMC Settlement). As a result, the second Texas lawsuit was dismissed on April 14, 2016, and each of the initial Texas lawsuit and the German lawsuit was dismissed on April 25, 2016.

We recorded an aggregate legal settlement charge of $270.0 million in our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement. Refer to Note 14 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes report, before making an investment decision. We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We expect our revenue growth rate to continue to decline, and we expect to continue to incur losses in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

We have experienced significant revenue growth in prior periods; however, our revenue growth rate is declining and we expect that it will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. Even if our revenues continue to increase, we expect to continue to incur a loss in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unforeseen or unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result, we may not achieve or maintain profitability in the future, our gross margins may be negatively impacted, and our ability to generate cash flow from operations may be negatively impacted. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our business, operating results and growth prospects will be adversely affected.

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

Sales outside of North America represented approximately 31% of our total revenues for the three months ended March 31, 2016. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets, such as Brazil and various countries within Asia. When we make these investments it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. For example, our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been greater in North America, Australia and in areas within Europe than it has been in Africa, Asia, Eastern Europe, South America and other markets in which we are less established. Accordingly, if we continue to further penetrate the Global 2000 at a higher rate in our established markets than in our emerging markets, over time an increasing percentage of the overall Global 2000 enterprises that are not yet our customers are in markets in which we have generally had a lower rate of customer acquisition or in which we are not yet competing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel. If we are unsuccessful in making these investments, or if our required investments are greater than anticipated, our revenue growth rate, business and operating results will be adversely affected.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or services. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights. For example, we recently settled two patent-related litigation matters and recorded a one-time aggregate legal settlement charge of $270.0 million.

In any intellectual property litigation, regardless of the scope or merits of the claims at issue, we may incur substantial attorney’s fees and other litigation expenses and, if the claims are successfully asserted against us and we are found to be infringing upon the intellectual property rights of others, we could be required to: pay substantial damages and make substantial ongoing royalty payments; cease offering our products and services; modify our products and services; comply with other unfavorable terms, including settlement terms; and indemnify our customers and business partners and obtain costly licenses on their behalf and refund fees or other payments previously paid to us. Moreover, the mere existence of any lawsuit, or any interim or final outcomes, and the course of its conduct and the public statements related to it (or absence of such statements) by the courts, press, analysts and litigants, could be unsettling to our customers and prospective customers and could cause an adverse impact to our customer satisfaction and related renewal rates and cause us to lose potential sales, and could also be unsettling to investors or prospective investors in our common stock and could cause a substantial decline in the price of our common stock. Accordingly, any claim or litigation against us could be costly, time-consuming and divert the attention of our management and key personnel from our business operations and harm our financial condition and operating results.

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

We believe that enterprises are increasingly focused on delivering a consumer-like technology experience to users within the enterprise, such as employees, and to individuals interacting with the enterprise, such as customers, partners and suppliers. Accordingly, our ability to attract new customers and to renew and increase revenues from existing customers depends on our ability to continuously enhance our products and services and provide them in ways that are broadly accepted. In particular, we need to continuously modify and improve our products and services to keep pace with changes in user expectations, including intuitive and attractive user interfaces, use and mobility features, messaging, social networking, and communication, database, hardware and security technologies. If we are unable to consistently and timely meet these requirements, our products and services may become less marketable and less competitive or obsolete, and our business and operating results will be adversely affected.

The markets in which we participate are intensely competitive, and if we do not compete effectively our business and operating results will be adversely affected.

The markets in which we compete to manage services across the enterprise are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We face competition from in-house solutions, large integrated systems vendors, and established and emerging cloud and software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Furthermore, third parties with greater available resources and the ability to initiate or withstand substantial price competition may acquire our current or potential competitors. Our primary competitors include BMC Software, Inc., CA, Inc., Hewlett Packard Enterprise Company, International Business Machines Corporation and Salesforce.com. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. As we expand the breadth of our services to include offerings in the markets for IT operations management, customer service, security incident management and use of our platform for service management outside of enterprise IT, we expect increasing competition from platform vendors and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our services to achieve or maintain market acceptance, any of which could harm our business.

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

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From March 31, 2015 to March 31, 2016, our sales and marketing organization increased from 1,105 to 1,571 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Newly hired employees require significant training and time before they achieve full productivity, particularly in new sales territories, and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Further, in our less established markets such as in Brazil and various countries within Asia, we do not have significant experience as an organization developing and implementing sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. Our business will be adversely affected if our sales and marketing expansion efforts do not generate a significant increase in revenues.

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

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods.

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

As of March 31, 2016, we and our subsidiaries had $482.6 million in consolidated indebtedness, and our subsidiaries had $293.6 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

In connection with the sale of the Notes, we entered into convertible note hedge, or Note Hedge, transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock, or Warrants. The Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.

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

SERVICENOW, INC.

Date: May 6, 2016	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 6, 2016	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)