Form 10-Q
period 2016-06-30
ServiceNow, Inc.
filed 2016-08-03
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2016, there were approximately 164.5 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$289,113	$412,305
Short-term investments	517,601	388,945
Accounts receivable, net	197,296	203,333
Current portion of deferred commissions	57,232	51,976
Prepaid expenses and other current assets	36,647	29,076
Total current assets	1,097,889	1,085,635
Deferred commissions, less current portion	39,716	33,016
Long-term investments	224,439	422,667
Property and equipment, net	166,551	144,714
Intangible assets, net	64,873	43,005
Goodwill	83,115	55,669
Other assets	37,755	22,346
Total assets	$1,714,338	$1,807,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,095	$37,369
Accrued expenses and other current liabilities	113,131	101,264
Current portion of deferred revenue	697,855	593,003
Total current liabilities	852,081	731,636
Deferred revenue, less current portion	15,130	10,751
Convertible senior notes, net	490,891	474,534
Other long-term liabilities	31,954	23,317
Total liabilities	1,390,056	1,240,238
Stockholders’ equity:
Common stock	164	160
Additional paid-in capital	1,268,714	1,140,545
Accumulated other comprehensive loss	(16,053)	(16,882)
Accumulated deficit	(928,543)	(557,009)
Total stockholders’ equity	324,282	566,814
Total liabilities and stockholders’ equity	$1,714,338	$1,807,052

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Subscription	$290,679	$200,461	$558,101	$380,368
Professional services and other	50,633	46,255	89,090	78,312
Total revenues	341,312	246,716	647,191	458,680
Cost of revenues(1):
Subscription	56,360	45,392	109,141	87,836
Professional services and other	40,289	34,325	81,768	68,780
Total cost of revenues	96,649	79,717	190,909	156,616
Gross profit	244,663	166,999	456,282	302,064
Operating expenses(1):
Sales and marketing	186,506	136,574	345,116	246,631
Research and development	70,364	53,276	136,288	103,124
General and administrative	36,071	30,384	77,308	59,776
Legal settlements	—	—	270,000	—
Total operating expenses	292,941	220,234	828,712	409,531
Loss from operations	(48,278)	(53,235)	(372,430)	(107,467)
Interest expense	(8,248)	(7,707)	(16,357)	(15,285)
Interest and other income (expense), net	2,260	521	2,962	5,225
Loss before income taxes	(54,266)	(60,421)	(385,825)	(117,527)
Provision for (benefit from) income taxes	(4,641)	1,504	(2,868)	2,491
Net loss	$(49,625)	$(61,925)	$(382,957)	$(120,018)
Net loss per share - basic and diluted	$(0.30)	$(0.40)	$(2.35)	$(0.78)
Weighted-average shares used to compute net loss per share - basic and diluted	163,838,755	154,465,367	162,952,721	153,041,433
Other comprehensive gain (loss):
Foreign currency translation adjustments	$(1,989)	$3,720	$(1,309)	$(339)
Unrealized gain (loss) on investments, net of tax	505	(314)	2,138	180
Other comprehensive gain (loss), net of tax	(1,484)	3,406	829	(159)
Comprehensive loss	$(51,109)	$(58,519)	$(382,128)	$(120,177)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues:
Subscription	$6,951	$6,067	$13,558	$11,232
Professional services and other	6,136	5,771	12,895	10,984
Sales and marketing	32,861	26,105	63,859	48,679
Research and development	21,047	17,935	41,580	33,573
General and administrative	11,070	10,468	21,481	19,952
Total stock-based compensation	$78,065	$66,346	$153,373	$124,420

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(382,957)	$(120,018)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	37,452	28,857
Amortization of premiums on investments	2,799	3,612
Amortization of deferred commissions	36,957	31,281
Amortization of debt discount and issuance costs	16,357	15,285
Stock-based compensation	153,373	124,420
Deferred income tax	(6,426)	—
Other	532	(4,240)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,967	11,339
Deferred commissions	(48,397)	(32,832)
Prepaid expenses and other assets	(10,001)	(8,026)
Accounts payable	(272)	1,634
Deferred revenue	104,399	90,557
Accrued expenses and other liabilities	19,733	5,682
Net cash (used in) provided by operating activities(1)	(69,484)	147,551
Cash flows from investing activities:
Purchases of property and equipment	(52,929)	(41,820)
Business combinations, net of cash acquired	(34,297)	(1,100)
Purchases of other intangibles	(14,850)	—
Purchases of investments	(180,365)	(331,496)
Purchase of strategic investment	—	(10,000)
Sales of investments	92,885	138,362
Maturities of investments	158,520	146,660
Restricted cash	(611)	66
Net cash used in investing activities	(31,647)	(99,328)
Cash flows from financing activities:
Deferred payments on purchase of other intangibles	4,100	—
Proceeds from employee stock plans	34,151	41,684
Taxes paid related to net share settlement of equity awards	(59,786)	(12,446)
Payments on financing obligation	(223)	—
Net cash (used in) provided by financing activities(1)	(21,758)	29,238
Foreign currency effect on cash and cash equivalents	(303)	(4,562)
Net (decrease) increase in cash and cash equivalents	(123,192)	72,899
Cash and cash equivalents at beginning of period	412,305	252,455
Cash and cash equivalents at end of period	$289,113	$325,354
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$14,058	$13,382

(1)
During the six months ended June 30, 2016, we early adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 2 Recent Accounting Pronouncements for further details. This resulted in a $0.6 million increase in net cash provided by operating activities and a corresponding $0.6 million decrease in net cash provided by financing activities for the six months ended June 30, 2015.

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2015 is derived from audited financial statements as of that date, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 25, 2016.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP and include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Warranties and Indemnification

Our cloud computing solutions are typically warranted to perform in material conformance with their specifications.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning January 1, 2017, and early adoption is permitted. We elected to early adopt this standard in the quarter ended June 30, 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $1.7 million for the three and six months ended June 30, 2016.

•
The standard requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. The adoption of this guidance on a modified retrospective basis resulted in the recognition of a cumulative-effect adjustment of $11.4 million that reduced our accumulated deficit and increased our foreign long-term deferred income tax as of January 1, 2016. The previously unrecognized U.S. excess tax effects were recorded as a deferred tax asset net of a valuation allowance.

•
We have elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. As such, the guidance relating to forfeitures did not have an impact on our accumulated deficit as of January 1, 2016.

•
We elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively, which resulted in a $0.6 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2015, as compared to the amounts previously reported.

•
The statement of cash flows guidance that cash flows related to employee taxes paid for withheld shares be presented as a financing activity had no impact on our condensed consolidated financial statements as we have historically presented such cash flows as a financing activity.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our condensed consolidated financial statements, we anticipate this standard will have a material impact on our condensed consolidated balance sheets given that we have operating lease commitments of approximately $280 million as of June 30, 2016. However, we do not anticipate this standard will have a material impact on our condensed consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805),” which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. This new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which amended the revenue recognition guidance regarding collectability, non-cash consideration, presentation of sales tax and transition. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption beginning January 1, 2017 is permitted. We are currently evaluating the impact of these standards on our condensed consolidated financial statements.

(3)    Investments

Marketable Securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$30,000	$—	$—	$30,000
Corporate notes and bonds	613,680	1,014	(131)	614,563
Certificates of deposit	14,467	—	—	14,467
U.S. government agency securities	82,945	67	(2)	83,010
Total available-for-sale securities	$741,092	$1,081	$(133)	$742,040

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$32,430	$2	$(38)	$32,394
Corporate notes and bonds	617,054	7	(2,027)	615,034
Certificates of deposit	29,610	2	(17)	29,595
U.S. government agency securities	134,962	1	(374)	134,589
Total available-for-sale securities	$814,056	$12	$(2,456)	$811,612

As of June 30, 2016, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

June 30, 2016
Due in 1 year or less	$517,601
Due in 1 year through 2 years	224,439
Total	$742,040

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

	June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$201,213	$(130)	$1,099	$(1)	$202,312	$(131)
U.S. government agency securities	13,058	(2)	—	—	13,058	(2)
Total	$214,271	$(132)	$1,099	$(1)	$215,370	$(133)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$24,913	$(38)	$—	$—	$24,913	$(38)
Corporate notes and bonds	539,586	(1,897)	60,099	(130)	599,685	(2,027)
Certificates of deposit	19,750	(17)	—	—	19,750	(17)
U.S. government agency securities	132,581	(374)	—	—	132,581	(374)
Total	$716,830	$(2,326)	$60,099	$(130)	$776,929	$(2,456)

Strategic Investments

We account for our investments in non-marketable equity securities of certain privately-held companies under the cost method, as we have less than a 20% ownership interest and we do not have the ability to exercise significant influence over the operations of these companies.  The carrying value of these investments was $10.5 million as of June 30, 2016 and December 31, 2015, which is included in "Other assets" on the condensed consolidated balance sheets.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at June 30, 2016 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$100,329	$—	$100,329
Short-term investments:
Commercial paper	—	30,000	30,000
Corporate notes and bonds	—	416,099	416,099
Certificates of deposit	—	9,362	9,362
U.S. government agency securities	—	62,140	62,140
Long-term investments:
Corporate notes and bonds	—	198,464	198,464
Certificates of deposit	—	5,105	5,105
U.S. government agency securities	—	20,870	20,870
Total	$100,329	$742,040	$842,369

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$263,515	$—	$263,515
Commercial paper	—	2,000	2,000
Corporate notes and bonds	—	1,119	1,119
Short-term investments:
Commercial paper	—	32,394	32,394
Corporate notes and bonds	—	303,567	303,567
Certificates of deposit	—	23,736	23,736
U.S. government agency securities	—	29,248	29,248
Long-term investments:
Corporate notes and bonds	—	311,467	311,467
Certificates of deposit	—	5,859	5,859
U.S. government agency securities	—	105,341	105,341
Total	$263,515	$814,731	$1,078,246

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

(5)    Business Combinations

BrightPoint Security

On June 3, 2016, we completed the acquisition of a privately-held company, BrightPoint Security, Inc. (BrightPoint), by acquiring all issued and outstanding common shares of BrightPoint for approximately $19.6 million in an all-cash transaction to expand our security operations solutions. The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Intangible assets:
Developed technology	$8,100	6
Customer contracts and related relationships	500	1.5
Goodwill	15,258
Net tangible liabilities acquired	(1,339)
Net deferred tax liabilities(1)	(2,890)
Total purchase price	$19,629

(1)	Deferred tax liabilities, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

ITapp

On April 8, 2016, we completed the acquisition of a privately-held company, ITapp Inc. (ITapp), by acquiring all issued and outstanding common shares of ITapp for approximately $14.5 million in an all-cash transaction to expand our IT operations management solutions. The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible assets acquired	$140
Intangible assets:
Developed technology	4,700	5
Customer contracts and related relationships	200	1.5
Goodwill	11,437
Net deferred tax liabilities	(2,015)
Total purchase price	$14,462

For both business combinations, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating the acquired technologies with our offerings. The goodwill balance for both business combinations is not deductible for income tax purposes. Acquisition-related costs of $0.9 million are included in general and administrative expenses in our consolidated statements of comprehensive loss.

The results of operations of both BrightPoint and ITapp have been included in our condensed consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2015	$55,669
Goodwill acquired	26,695
Foreign currency translation adjustments	751
Balance as of June 30, 2016	$83,115

Intangible assets consist of the following (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$80,265	$(23,665)	$56,600
Other	9,275	(1,002)	8,273
Total intangible assets	$89,540	$(24,667)	$64,873

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,144	$(17,463)	$40,681
Other	3,695	(1,371)	2,324
Total intangible assets	$61,839	$(18,834)	$43,005

Amortization expense for intangible assets for the three months ended June 30, 2016 and 2015 was approximately $3.7 million and $2.9 million, respectively, and for the six months ended June 30, 2016 and 2015 was approximately $6.6 million and $5.9 million, respectively.

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer equipment and software	$221,631	$180,197
Leasehold improvements	33,853	31,659
Furniture and fixtures	28,972	26,017
Building	6,404	6,318
Construction in progress	2,626	1,886
	293,486	246,077
Less: Accumulated depreciation	(126,935)	(101,363)
Total property and equipment, net	$166,551	$144,714

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended June 30, 2016 and 2015 was $16.3 million and $12.1 million, respectively, and for the six months ended June 30, 2016 and 2015 was $30.8 million and $22.9 million, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Taxes payable	$9,840	$9,080
Bonuses and commissions	37,678	33,124
Accrued compensation	19,442	17,089
Other employee related liabilities	22,086	21,529
Other	24,085	20,442
Total accrued expenses and other current liabilities	$113,131	$101,264

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

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component, or the debt discount, is amortized to interest expense using the effective interest method over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

	June 30, 2016	December 31, 2015
Liability:
Principal	$575,000	$575,000
Less: debt issuance cost and debt discount, net of amortization	(84,109)	(100,466)
Net carrying amount	$490,891	$474,534

We consider the fair value of the Notes at June 30, 2016 and December 31, 2015 to be a Level 2 measurement. The estimated fair values of the Notes were $640.6 million and $741.8 million at June 30, 2016 and December 31, 2015, respectively (based on the closing trading price per $100 of the Notes on June 30, 2016 and December 31, 2015, respectively). The Notes were not convertible as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, the remaining life of the Notes is 28 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of debt issuance cost	$442	$413	$877	$820
Amortization of debt discount	7,806	7,294	15,480	14,465
Total	$8,248	$7,707	$16,357	$15,285
Effective interest rate of the liability component	6.5%

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

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Foreign currency translation adjustment	$(15,747)	$(14,438)
Net unrealized loss on investments, net of tax	(306)	(2,444)
Accumulated other comprehensive loss	$(16,053)	$(16,882)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of June 30, 2016. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2016, we had 164,496,689 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

June 30, 2016
Stock option plans:
Options outstanding	6,902,902
RSUs	13,274,438
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	21,414,823
2012 Employee Stock Purchase Plan(1)	8,850,836
Total reserved shares of common stock for future issuance	50,442,999

(1)	Refer to Note 12 for a description of these plans.

During the six months ended June 30, 2016 and 2015, we issued a total of 3,710,925 shares and 6,034,044 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, and purchases from the employee stock purchase plan, or ESPP.

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

Stock Options

A summary of the stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	8,255,554	$16.65
Granted	169,400	65.92
Exercised	(579,504)	5.28		$35,876
Canceled	(126,735)	58.05
Outstanding at March 31, 2016	7,718,715	17.90
Granted	131,835	68.36
Exercised	(828,327)	17.18		$43,757
Canceled	(119,321)	52.26
Outstanding at June 30, 2016	6,902,902	$18.36	5.73	$335,012
Vested and expected to vest as of June 30, 2016	6,802,214	$17.66	5.68	$334,577
Vested and exercisable as of June 30, 2016	5,863,745	$11.27	5.25	$323,962

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $27.06 for the six months ended June 30, 2016. The total fair value of stock options vested during the six months ended June 30, 2016 was $10.7 million.

As of June 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $22.3 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2016 was 2.54 years.

 RSUs

A summary of RSU activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	12,417,805	$63.38
Granted	3,822,832	51.11
Vested	(1,708,179)	58.42	$89,516
Forfeited	(370,545)	64.43
Outstanding at March 31, 2016	14,161,913	60.64
Granted	805,680	67.75
Vested	(1,285,704)	53.70	$86,693
Forfeited	(407,451)	63.31
Non-vested and outstanding at June 30, 2016	13,274,438	$61.66	$881,423
Expected to vest as of June 30, 2016	11,055,763		$734,103

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest over a four-year period. As of June 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $605.1 million and the weighted-average remaining vesting period was 2.87 years.

(13)    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(49,625)	$(61,925)	$(382,957)	$(120,018)
Denominator:
Weighted-average shares outstanding—basic and diluted	163,838,755	154,465,367	162,952,721	153,041,433
Net loss per share—basic and diluted:	$(0.30)	$(0.40)	$(2.35)	$(0.78)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	June 30,
	2016	2015
Common stock options	6,902,902	12,017,564
Restricted stock units	13,274,438	13,079,988
Common stock subject to repurchase	—	21
ESPP obligations	288,467	196,836
Convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023
Total potentially dilutive securities	36,031,853	40,860,455

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income (loss) from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was 9% and 1% for the three and six months ended June 30, 2016, respectively, which was lower than the U.S. federal statutory tax rate of 34%.  The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions and tax effects of stock option excess tax benefits from the early adoption of ASU 2016-09.

Our effective tax rate was (2)% for the three and six months ended June 30, 2015, which was lower than the U.S. federal statutory tax rate of 34%.  The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, non-deductible expenses arising from stock-based compensation and the tax effects of unrealized gains in investment securities.

As described in Note 2 "Summary of Significant Accounting Policies," we adopted ASU 2016-09 in the quarter ended June 30, 2016. See Note 2 for further discussion.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2016, our tax years 2005 to 2015 remain subject to examination in most jurisdictions.

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

These settlements are considered multiple element arrangements for accounting purposes.  We evaluated the accounting treatment of these settlements by identifying each element of the arrangements, which included amongst other elements, a release of past infringement claims and a covenant not to sue for a specified term of years. The primary benefit we received from the arrangements was the settlement and termination of all existing litigation, the avoidance of future litigation expenses and the avoidance of future management and customer disruptions. We determined that none of the elements of the settlement agreements have identifiable future benefits. Accordingly, we recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss for the six months ended June 30, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement.

Apart from the $267.5 million cash paid for aggregate legal settlements during the six months ended June 30, 2016, there have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

(16)   Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America (1)	$234,009	$174,387	$444,526	$323,033
EMEA (2)	82,065	55,803	156,346	104,333
Asia Pacific and other	25,238	16,526	46,319	31,314
Total revenues	$341,312	$246,716	$647,191	$458,680

Property and equipment, net by geographic area were as follows (in thousands):

	June 30,	December 31,
	2016	2015
North America(3)	$120,909	$104,085
EMEA(2)	33,665	32,027
Asia Pacific and other	11,977	8,602
Total property and equipment, net	$166,551	$144,714

(1)
Revenues attributed to the United States were approximately 95% of North America revenues for the three months ended June 30, 2016 and 2015, and 95% and 94% for the six months ended June 30, 2016 and 2015, respectively.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 97% and 98% of property and equipment, net attributable to North America as of June 30, 2016 and December 31, 2015, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Enterprise Service Management solutions	$264,667	$186,082	$510,529	$353,286
IT Operations Management solutions	26,012	14,379	47,572	27,082
Total subscription revenues	$290,679	$200,461	$558,101	$380,368

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in the Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or the SEC, on February 25, 2016 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The billing amounts, as described in the section entitled “—Key Factors Affecting Our Performance—Billings,” as well as our free cash flow measure included in the section entitled "—Key Factors Affecting Our Performance—Free Cash Flow," are not in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe investors should consider these non-GAAP financial measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 4,241 as of June 30, 2016 from 3,187 as of June 30, 2015.

Key Factors Affecting Our Performance

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value, or ACV greater than $1 million as of the end of the period. We had 272 and 187 customers with ACV greater than $1 million as of June 30, 2016 and 2015, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate, or GULT, Data Universal Numbering System, or DUNS, and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We will make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to "Government of the United States" under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability.

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

Our G2K customer count based on the most recent Forbes Global 2000 list and adjusted for acquisitions, spin-offs and other market activity was 681 and 577 as of June 30, 2016 and 2015, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking cumulative ACV from G2K customers as of the end of the period divided by cumulative count of G2K customers as of the end of the period. Our average ACV per G2K customer was approximately $941,000 and $808,000 as of June 30, 2016 and 2015, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from lost customers, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all lost customers. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date. Our renewal rate was 97% for three and six months ended June 30, 2016 and 2015.

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

A calculation of billings is provided below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$341,312	$246,716	38%	$647,191	$458,680	41%
Change in deferred revenue from the condensed consolidated statements of cash flows	33,596	34,696	(3)%	104,399	90,557	15%
Total billings	$374,908	$281,412	33%	$751,590	$549,237	37%

While our international operations provide a significant portion of our total billings and revenues, foreign exchange rate fluctuations did not significantly impact our actual year-over-year billings growth.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash (used in) provided by operating activities reduced by purchases of property and equipment. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of ongoing business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. A calculation of free cash flow is provided below:

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Free cash flow:
Net cash (used in) provided by operating activities	$(69,484)	$147,551	(147)%
Purchases of property and equipment	(52,929)	(41,820)	27%
Free cash flow (1)	$(122,413)	$105,731	(216)%

(1) Free cash flow includes the effect of a $267.5 million payment for aggregate legal settlements for the six months ended June 30, 2016. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 31 months and 32 months for the three months ended June 30, 2016 and 2015, respectively, and 32 months and 31 months for the six months ended June 30, 2016 and 2015, respectively. The average upsell contract term was 28 months and 26 months for the three months ended June 30, 2016 and 2015, respectively, and 25 months and 24 months for the six months ended June 30, 2016 and 2015, respectively. The average renewal contract term was 26 months and 24 months for the three months ended June 30, 2016 and 2015, respectively, and 27 months and 25 months for the six months ended June 30, 2016 and 2015, respectively.

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

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Revenues from our direct sales organization represented 89% of our total revenues for each of the three months ended June 30, 2016 and 2015, and 88% and 89% for the six months ended June 30, 2016 and 2015, respectively. We make sales to our channel partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which are between 10% and 15% of the customer's ACV, depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to infrastructure that is not dedicated for customer use or research and development use are allocated to cost of revenues and operating expenses based on headcount.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which includes facility costs associated with our data center, depreciation related to our cloud-based infrastructure hardware equipment dedicated for customer use, amortization of acquired developed technology intangibles, and personnel related costs directly associated with our cloud-based infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 15% in each of the three months ended June 30, 2016 and 2015, and 17% for each of the six months ended June 30, 2016 and 2015.

Sales and Marketing

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

Legal Settlements

Legal settlements consist of one-time aggregate charges related to the settlement agreements with Hewlett Packard Enterprise Company and BMC Software, Inc. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2016 and December 31, 2015. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning January 1, 2017, and early adoption is permitted. We elected to early adopt this standard in the quarter ended June 30, 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $1.7 million for the three and six months ended June 30, 2016.

•
The standard requires excess tax benefits be recognized regardless of whether the benefit reduces taxes payable. The adoption of this guidance on a modified retrospective basis resulted in the recognition of a cumulative-effect adjustment of $11.4 million that reduced our accumulated deficit and increased our foreign long-term deferred income tax as of January 1, 2016. The previously unrecognized domestic excess tax effects were recorded as a deferred tax asset net of a valuation allowance.

•
We have elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. As such, the guidance relating to forfeitures did not have an impact on our accumulated deficit as of January 1, 2016.

•
We elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively, which resulted in a $0.6 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2015, as compared to the amounts previously reported.

•
The statement of cash flows guidance that cash flows related to employee taxes paid for withheld shares be presented as a financing activity had no impact on our condensed consolidated financial statements as we have historically presented such cash flows as a financing activity.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our condensed consolidated financial statements, we anticipate this standard will have a material impact on our condensed consolidated balance sheets given that we have operating lease commitments of approximately $280 million as of June 30, 2016. However, we do not anticipate this standard will have a material impact on our condensed consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805),” which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. This new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which amended the revenue recognition guidance regarding collectability, non-cash consideration, presentation of sales tax and transition. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption beginning January 1, 2017 is permitted. We are currently evaluating the impact of these standards on our condensed consolidated financial statements.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues:
Subscription	$290,679	$200,461	$558,101	$380,368
Professional services and other	50,633	46,255	89,090	78,312
Total revenues	341,312	246,716	647,191	458,680
Cost of revenues(1):
Subscription	56,360	45,392	109,141	87,836
Professional services and other	40,289	34,325	81,768	68,780
Total cost of revenues	96,649	79,717	190,909	156,616
Gross profit	244,663	166,999	456,282	302,064
Operating expenses(1):
Sales and marketing	186,506	136,574	345,116	246,631
Research and development	70,364	53,276	136,288	103,124
General and administrative	36,071	30,384	77,308	59,776
Legal settlements	—	—	270,000	—
Total operating expenses	292,941	220,234	828,712	409,531
Loss from operations	(48,278)	(53,235)	(372,430)	(107,467)
Interest expense	(8,248)	(7,707)	(16,357)	(15,285)
Interest income and other income (expense), net	2,260	521	2,962	5,225
Loss before income taxes	(54,266)	(60,421)	(385,825)	(117,527)
Provision for (benefit from) income taxes	(4,641)	1,504	(2,868)	2,491
Net loss	$(49,625)	$(61,925)	$(382,957)	$(120,018)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues:
Subscription	$6,951	$6,067	$13,558	$11,232
Professional services and other	6,136	5,771	12,895	10,984
Sales and marketing	32,861	26,105	63,859	48,679
Research and development	21,047	17,935	41,580	33,573
General and administrative	11,070	10,468	21,481	19,952
Total stock-based compensation	$78,065	$66,346	$153,373	$124,420

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Subscription	85%	81%	86%	83%
Professional services and other	15	19	14	17
Total revenues	100	100	100	100
Cost of revenues:
Subscription	17	18	17	19
Professional services and other	12	14	13	15
Total cost of revenues	29	32	30	34
Gross profit	71	68	70	66
Operating expenses:
Sales and marketing	55	55	53	54
Research and development	21	22	21	22
General and administrative	11	12	12	13
Legal settlements	—	—	42	—
Total operating expenses	87	89	128	89
Loss from operations	(16)	(21)	(58)	(23)
Interest expense	(2)	(3)	(3)	(2)
Interest income and other income (expense), net	1	—	—	—
Loss before income taxes	(17)	(24)	(61)	(25)
Provision for (benefit from) income taxes	(1)	1	—	1
Net loss	(16)%	(25)%	(61)%	(26)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues by geography
North America	$234,009	$174,387	$444,526	$323,033
EMEA (1)	82,065	55,803	156,346	104,333
Asia Pacific and other	25,238	16,526	46,319	31,314
Total revenues	$341,312	$246,716	$647,191	$458,680

(1) Europe, the Middle East and Africa

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Revenues:
Subscription	$290,679	$200,461	45%
Professional services and other	50,633	46,255	9%
Total revenues	$341,312	$246,716	38%
Percentage of revenues:
Subscription	85%	81%
Professional services and other	15%	19%
Total	100%	100%

Subscription revenues increased $90.2 million during the three months ended June 30, 2016, compared to the same period in the prior year, driven by our upsells and an increase in our customer count.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Enterprise Service Management solutions	$264,667	$186,082	42%
IT Operations Management solutions	26,012	14,379	81%
Total subscription revenues	$290,679	$200,461	45%

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

Professional services and other revenues increased $4.4 million during the three months ended June 30, 2016, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $12.8 million for the three months ended June 30, 2016 from $10.9 million for the three months ended June 30, 2015 due to increases in sponsorship and paid registration. This event is held each year in the second quarter, and all revenues and cost associated with this event are recognized in the quarter in which the event is held. We believe excluding Knowledge revenues facilitates a more meaningful comparison between comparative periods for our professional services and other revenues and gross profit. Excluding Knowledge revenues, we expect professional services and other revenues to increase at a slower rate compared to subscription revenues as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues, and we have, in the past, experienced material fluctuations in our non-U.S. revenues and billings as a result of significant movements in certain major foreign exchange rates. However, during the three months ended June 30, 2016, foreign exchange rate fluctuations did not significantly impact our actual year-over-year revenue growth.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$56,360	$45,392	24%
Professional services and other	40,289	34,325	17%
Total cost of revenues	$96,649	$79,717	21%
Gross profit percentage:
Subscription	81%	77%
Professional services and other	20%	26%
Total gross profit percentage	71%	68%
Gross Profit	$244,663	$166,999
Headcount (at period end)
Subscription	646	513	26%
Professional services and other	493	443	11%
Total headcount	1,139	956	19%

Cost of subscription revenues increased $11.0 million during the three months ended June 30, 2016, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $4.0 million in personnel related costs excluding stock-based compensation and an increase of $0.9 million in stock-based compensation. In addition, there was an increase of $2.0 million in overhead expenses, an increase of $1.3 million in data center capacity costs due to the expansion of our data centers, and an increase of $1.9 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers.

Our subscription gross profit percentage increased to 81% for the three months ended June 30, 2016, from 77% for the three months ended June 30, 2015, due to data center density and improved economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage for the remainder of the year to remain relatively flat. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our forecast for revenues, cost of revenues, and operating expenses was based on foreign exchange rates as of June 30, 2016.

Cost of professional services and other revenues increased $6.0 million during the three months ended June 30, 2016 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.7 million in personnel related costs excluding stock-based compensation, an increase of $1.3 million in contracted third-party partner costs, an increase of $0.4 million in stock-based compensation, and an increase of $1.1 million in overhead expenses.

Our professional services and other gross profit percentage decreased to 20% for the three months ended June 30, 2016, from 26% for the three months ended June 30, 2015, due to lower utilization rates, partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $12.8 million to revenues, or 27 percentage points to the professional services and other gross profit percentage for the three months ended June 30, 2016. For the three months ended June 30, 2015, Knowledge contributed $10.9 million to revenues, or 23 percentage points to the professional services and other gross profit percentage.

Foreign exchange rate fluctuations from the second quarter of 2015 to the second quarter of 2016 did not significantly impact our cost of revenues.

Sales and Marketing

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Sales and marketing	$186,506	$136,574	37%
Percentage of revenues	55%	55%
Headcount (at period end)	1,669	1,169	43%

Sales and marketing expenses increased $49.9 million during the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $24.4 million in personnel related costs excluding stock-based compensation, an increase of $6.8 million in stock-based compensation, an increase of $6.6 million in overhead expenses and an increase of $3.2 million in commissions expense. Commissions and referral fees amounted to 7% and 8% of subscription revenues for three months ended June 30, 2016 and 2015, respectively. In addition, expenses related to our annual Knowledge user conference increased $3.0 million, from $21.0 million for the three months ended June 30, 2015 to $24.0 million for the three months ended June 30, 2016, due to the number of attendees increasing by 31% year-over-year. Marketing program expenses, which include events, advertising and market data, increased $4.3 million during the three months ended June 30, 2016 compared to the same period in the prior year. Foreign exchange rate fluctuations from the second quarter of 2015 to the second quarter of 2016 did not significantly impact our sales and marketing expenses.

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

Research and Development

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Research and development	$70,364	$53,276	32%
Percentage of revenues	21%	22%
Headcount (at period end)	897	681	32%

Research and development expenses increased $17.1 million during the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $9.6 million in personnel related costs excluding stock-based compensation, an increase of $3.1 million in stock-based compensation and an increase of $3.0 million in overhead expenses. Foreign exchange rate fluctuations from the second quarter of 2015 to the second quarter of 2016 did not significantly impact our research and development expenses.

We expect research and development expenses to increase for the remainder of the year in absolute dollar terms, but remain relatively flat as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our platform.

General and Administrative

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
General and administrative	$36,071	$30,384	19%
Percentage of revenues	11%	12%
Headcount (at period end)	536	381	41%

General and administrative expenses increased $5.7 million during the three months ended June 30, 2016, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $2.9 million in personnel related costs excluding stock-based compensation, and an increase of $0.6 million in stock-based compensation. Foreign exchange rate fluctuations from the second quarter of 2015 to the second quarter of 2016 did not significantly impact our general and administrative expenses.

We expect general and administrative expenses to increase for the remainder of the year in absolute dollar terms due to increased headcount, but decrease slightly as a percentage of total revenues as we continue to grow.

Stock-based Compensation

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$6,951	$6,067	15%
Professional services and other	6,136	5,771	6%
Sales and marketing	32,861	26,105	26%
Research and development	21,047	17,935	17%
General and administrative	11,070	10,468	6%
Total stock-based compensation	$78,065	$66,346	18%
Percentage of revenues	23%	27%

Stock-based compensation increased $11.7 million during the three months ended June 30, 2016, compared to the same period in the prior year, primarily due to equity grants to new employees and additional grants to current employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. We expect stock-based compensation to continue to remain relatively flat for the remainder of the year in absolute dollar terms and as a percentage of total revenues.

Interest Expense

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Interest expense	$8,248	$7,707	7%
Percentage of revenues	2%	3%

Interest expense increased $0.5 million during the three months ended June 30, 2016 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to our convertible senior notes, or the Notes, issued in November 2013. For the remainder of the year, we expect to incur approximately $16.9 million in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Interest income	$1,964	$1,074	83%
Foreign currency exchange gain/(loss)	374	(534)	NM
Other	(78)	(19)	NM
Interest and other income (expense), net	$2,260	$521	NM
Percentage of revenues	1%	—%

Interest income and other income (expense), net, increased $1.7 million during the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to foreign exchange gains and increased interest income. We had foreign exchange gains of $0.4 million for the three months ended June 30, 2016 compared to losses of $0.5 million for the three months ended June 30, 2015 as a result of fluctuations in foreign currency exchange rates. Interest income increased $0.9 million due to the higher investment balances for the three months ended June 30, 2016.

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

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Loss before income taxes	$(54,266)	$(60,421)	(10)%
Provision for (benefit from) income taxes	(4,641)	1,504	NM
Effective tax rate	9%	(2)%

Our effective tax rate changed to 9% for the three months ended June 30, 2016 compared to (2)% for the three months ended June 30, 2015 primarily due to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions and excess tax benefits related to stock-based compensation.

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

Net Loss

	Three Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Net loss	$(49,625)	$(61,925)	(20)%
Percentage of revenues	(16)%	(25)%

Net loss decreased $12.3 million during the three months ended June 30, 2016 compared to the same period in the prior year as our revenue growth exceeded our growth in expenses. We expect to continue to incur a GAAP loss for the remainder of the year due to increased costs and expenses including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Revenues:
Subscription	$558,101	$380,368	47%
Professional services and other	89,090	78,312	14%
Total revenues	$647,191	$458,680	41%
Percentage of revenues:
Subscription	86%	83%
Professional services and other	14%	17%
Total	100%	100%

Subscription revenues increased $177.7 million during the six months ended June 30, 2016, compared to the same period in the prior year, driven by our upsells and an increase in our customer count.

Subscription revenues consist of the following:

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Enterprise Service Management solutions	$510,529	$353,286	45%
IT Operations Management solutions	47,572	27,082	76%
Total subscription revenues	$558,101	$380,368	47%

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

Professional services and other revenues increased $10.8 million during the six months ended June 30, 2016, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $12.8 million for the six months ended June 30, 2016 from $10.9 million for the six months ended June 30, 2015 due to increased sponsorship and paid registration in the current year.

Our international operations have provided and will continue to provide a significant portion of our total revenues, and we have, in the past, experienced material fluctuations in our non-U.S. revenues and billings as a result of significant movements in certain major foreign exchange rates. However, during the six months ended June 30, 2016, foreign exchange rate fluctuations did not significantly impact our actual year-over-year revenue growth.

Cost of Revenues and Gross Profit Percentage

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$109,141	$87,836	24%
Professional services and other	81,768	68,780	19%
Total cost of revenues	$190,909	$156,616	22%
Gross profit percentage:
Subscription	80%	77%
Professional services and other	8%	12%
Total gross profit percentage	70%	66%
Gross Profit	$456,282	$302,064
Headcount (at period end)
Subscription	646	513	26%
Professional services and other	493	443	11%
Total headcount	1,139	956	19%

Cost of subscription revenues increased $21.3 million during the six months ended June 30, 2016, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $7.3 million in personnel related costs excluding stock-based compensation and an increase of $2.3 million in stock-based compensation. In addition, there was an increase of $3.6 million in overhead expenses, an increase of $2.8 million in data center capacity costs due to the expansion of our data centers, and an increase of $3.4 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers.

Our subscription gross profit percentage increased to 80% for the six months ended June 30, 2016, from 77% for the six months ended June 30, 2015, due to data center density and improved economies of scale.

Cost of professional services and other revenues increased $13.0 million during the six months ended June 30, 2016 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $4.8 million in personnel related costs excluding stock-based compensation, an increase of $3.3 million in contracted third-party partner costs, an increase of $1.9 million in stock-based compensation, and an increase of $2.2 million in overhead expenses.

Our professional services and other gross profit percentage decreased to 8% for the six months ended June 30, 2016, from 12% for the six months ended June 30, 2015, due to lower utilization rates and higher growth rate in our stock-based compensation of 17% compared to the growth rate in our professional services and other revenues of 14%, partially offset by the increase in revenues from our annual Knowledge user conference. Cost associated with Knowledge are included in sales and marketing expenses. Knowledge contributed $12.8 million to revenues, or 15 percentage points, to the professional services and other gross profit percentage for the six months ended June 30, 2016. For the six months ended June 30, 2015, Knowledge contributed $10.9 million to revenues, and 14 percentage points to the professional services and other gross profit percentage.

Foreign exchange rate fluctuations from the first half of 2015 to the first half of 2016 did not significantly impact our cost of revenues.

Sales and Marketing

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Sales and marketing	$345,116	$246,631	40%
Percentage of revenues	53%	54%
Headcount (at period end)	1,669	1,169	43%

Sales and marketing expenses increased $98.5 million during the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $49.5 million in personnel related costs excluding stock-based compensation, an increase of $15.2 million in stock-based compensation, an increase of $12.5 million in overhead expenses and an increase of $6.1 million in commissions expense. Commissions and referral fees amounted to 7% and 9% of subscription revenues for six months ended June 30, 2016 and 2015, respectively. In addition, expenses related to our annual Knowledge user conference increased $3.0 million, from $21.0 million for the six months ended June 30, 2015 to $24.0 million for the six months ended June 30, 2016, due to the number of attendees increasing by 31% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $9.8 million during the six months ended June 30, 2016 compared to the same period in the prior year. Foreign exchange rate fluctuations from the first half of 2015 to the first half of 2016 did not significantly impact our sales and marketing expenses.

Research and Development

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Research and development	$136,288	$103,124	32%
Percentage of revenues	21%	22%
Headcount (at period end)	897	681	32%

Research and development expenses increased $33.2 million during the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $17.5 million in personnel related costs excluding stock-based compensation, an increase of $8.0 million in stock-based compensation and an increase of $5.4 million in overhead expenses. Foreign exchange rate fluctuations from the first half of 2015 to the first half of 2016 did not significantly impact our research and development expenses.

General and Administrative

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
General and administrative	$77,308	$59,776	29%
Percentage of revenues	12%	13%
Headcount (at period end)	536	381	41%

General and administrative expenses increased $17.5 million during the six months ended June 30, 2016, compared to the same period in the prior year, primarily due an increase of $4.8 million in outside services driven by an increase in attorney fees associated with our litigations and an increase in contractors to support our administrative functions. In addition, personnel related costs excluding stock-based compensation increased $6.2 million, and stock-based compensation increased $1.5 million, primarily driven by increased headcount. Foreign exchange rate fluctuations from the first half of 2015 to the first half of 2016 did not significantly impact our general and administrative expenses.

Legal Settlements

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Legal settlements	$270,000	$—	NM
Percentage of revenues	42%	—%

Legal settlements increased $270.0 million during the six months ended June 30, 2016 compared to the same period in the prior year, related to the settlement agreements with HPE and BMC. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

Stock-based Compensation

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$13,558	$11,232	21%
Professional services and other	12,895	10,984	17%
Sales and marketing	63,859	48,679	31%
Research and development	41,580	33,573	24%
General and administrative	21,481	19,952	8%
Total stock-based compensation	$153,373	$124,420	23%
Percentage of revenues	24%	27%

Stock-based compensation increased $29.0 million during the six months ended June 30, 2016, compared to the same period in the prior year, primarily due to equity grants to new employees and additional grants to current employees.

Interest Expense

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Interest expense	$16,357	$15,285	7%
Percentage of revenues	3%	2%

Interest expense increased $1.1 million during the six months ended June 30, 2016 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to our Notes issued in November 2013.

Interest Income and Other Income (Expense), net

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Interest income	$3,789	$2,022	87%
Foreign currency exchange gain/(loss)	(959)	3,292	(129)%
Other	132	(89)	NM
Interest and other income (expense), net	$2,962	$5,225	(43)%
Percentage of revenues	—%	—%

Interest income and other income (expense), net, decreased $2.3 million during the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to foreign exchange losses, partially offset by increased interest income. We had foreign exchange losses of $1.0 million for the six months ended June 30, 2016 compared to gains of $3.3 million for the six months ended June 30, 2015 as a result of fluctuations in foreign currency exchange rates. Interest income increased $1.8 million due to the higher investment balances for the six months ended June 30, 2016.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Loss before income taxes	$(385,825)	$(117,527)	228%
Provision for (benefit from) income taxes	(2,868)	2,491	NM
Effective tax rate	1%	(2)%

Our effective tax rate changed to 1% for the six months ended June 30, 2016 compared to (2)% for the six months ended June 30, 2015 primarily due to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions and excess tax benefits related to stock-based compensation.

Net Loss

	Six Months Ended June 30,		% Change
	2016	2015
	(dollars in thousands)
Net loss	$(382,957)	$(120,018)	219%
Percentage of revenues	(61)%	(26)%

Net loss increased $262.9 million during the six months ended June 30, 2016 compared to the same period in the prior year due primarily to the expenses related to the settlement agreements with HPE and BMC.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(69,484)	$147,551
Net cash used in investing activities	(31,647)	(99,328)
Net cash (used in) provided by financing activities	(21,758)	29,238
Net (decrease) increase in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	(123,192)	72,899

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of June 30, 2016, we had $806.7 million in cash and cash equivalents and short-term investments, of which $126.4 million represented cash owned by foreign subsidiaries. In addition, we had $224.4 million in long-term investments that provide additional capital resources.

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

Net cash used in operating activities was $69.5 million for the six months ended June 30, 2016 compared to $147.6 million of net cash provided by operating activities for the six months ended June 30, 2015. The decrease in operating cash flow was primarily due to $267.5 million cash paid for aggregate legal settlements during the six months ended June 30, 2016 (refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). The remaining change was due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities.

 Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $31.6 million compared to $99.3 million for the six months ended June 30, 2015. The decrease in cash used in investing activities was mainly due to $117.5 million decrease in net purchases of investments, offset by $33.2 million increase in business combinations, net of cash acquired, $14.9 million increase in purchase of other intangibles, and $11.1 million increase in capital expenditures related to purchases of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $21.8 million compared to $29.2 million of net cash provided by financing activities for the six months ended June 30, 2015. The change was primarily due to the $47.3 million increase in taxes paid related to net share settlement of equity awards and the $7.5 million decrease in proceeds from employee stock plans.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. Apart from the $267.5 million cash paid for aggregate legal settlements during the six months ended June 30, 2016 (refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details), there have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the quarter covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss for the six months ended June 30, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

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

We have recently introduced products in the markets for IT operations management, customer service, security incident management and the use of our platform for service management outside of enterprise IT. Our successful entry into these and other new markets is important to our revenue growth prospects. We do not have a substantial operating history with these products, which limits our ability to forecast operating results, and the success of our efforts to address these markets depends on many factors, including: the degree of differentiation of our products and services from those offered by more established competitors in these markets; whether our product and services offer compelling benefits and value to customers; the time-frame and quality of our research and development efforts; the rigor and effectiveness of our quality testing and controls; and our ability to successfully market and sell into new markets with which our marketing and sales personnel are less experienced. We may not have the necessary resources, including employees with the required product management, engineering, marketing and sales expertise, to compete effectively in these markets. Any new service that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, may not offer compelling customer benefits compared to competing products and services, and may not achieve the broad market acceptance necessary to generate significant revenues. If we are not able to successfully develop, market and sell these and other newly introduced products and services to our existing customers and prospective new customers our revenue growth rate, business and operating results will be adversely affected.

If we are unsuccessful in increasing our rate of growth in new geographic markets, our revenue growth rate, business and operating results will be adversely affected.

Sales outside of North America represented approximately 31% of our total revenues for each of the three and six months ended June 30, 2016. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets, such as Brazil and various countries within Asia. When we make these investments it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. For example, our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been greater in North America, Australia and in areas within Europe than it has been in Africa, Asia, Eastern Europe, South America and other markets in which we are less established. Accordingly, if we continue to further penetrate the Global 2000 at a higher rate in our established markets than in our emerging markets, over time an increasing percentage of the overall Global 2000 enterprises that are not yet our customers are in markets in which we have generally had a lower rate of customer acquisition or in which we are not yet competing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel. If we are unsuccessful in making these investments, or if our required investments are greater than anticipated, our revenue growth rate, business and operating results will be adversely affected.

We expect competition to cause the sales prices of our products to decline, which may harm our financial results.

The sales prices for our products, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. In addition, we expect that smaller competitors and new entrants may accelerate the decline of prices in the IT service management market, which is our more mature offering and from which we derive the substantial majority of our revenues and will continue to do so for the foreseeable future. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We may not be successful in developing and introducing new offerings on a timely basis, and any new product and subscription offerings, if introduced, may not enable us to maintain our prices and gross profits at historical or anticipated levels.

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

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements for our services;

•	the length of the sales cycle for our services;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average duration of our customer agreements and changes in billing cycle;

•	changes in our renewal and upsell rates;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;

•	the impact of new accounting pronouncements; including the new revenue recognition standards that are effective for us beginning January 1, 2018;

•	changes in laws or regulations impacting the delivery of our services;

•	the amount and timing of stock awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

Lawsuits against us by third-parties that allege we infringe their intellectual property rights could harm our business and operating results.

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or services. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights. For example, we recently settled two patent-related litigation matters and recorded a one-time charge of $270.0 million related to aggregate legal settlements.

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

If we suffer a cyber-security event we may lose customers, lose future sales, experience business interruption and injury to our reputation and competitive position, and incur significant liabilities, any of which would harm our business and operating results.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information, including in some cases personally identifiable information, protected health information, proprietary information and credit card and other sensitive financial information. While we have security measures in place designed to protect customer information and prevent data loss, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. A security breach or unauthorized access could result in the loss or exposure of this data, litigation, indemnification and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Additionally, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant.

Computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our systems in the past and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, we could suffer severe reputational damage adversely affecting customer or investor confidence, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers, our ability to deliver our services or operate our business may be impaired, we may be subject to litigation or regulatory investigations or orders, and we may incur significant liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

Disruptions in our services could damage our customers’ businesses, subject us to substantial liability and harm our reputation and financial results.

Our customers use our services to manage important aspects of their businesses, and any disruptions in our services could damage our customers' businesses, subject us to substantial liability, and harm our reputation and financial results. From time to time, we experience defects in our services, and new defects may be detected in the future. We provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may also result from errors we make in delivering, configuring, or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service attacks. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world. These centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty, termination for material breach or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our warranty provisions or service level credit accruals or other increased expenses or risks of litigation. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

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

Our success depends largely upon the continued services of our management team and many key individual contributors. From time to time, there may be changes in our management team resulting from the hiring or departure of employees, which could disrupt our business. For example, our founder and Chief Product Officer, Frederic Luddy, recently announced his intent to retire prior to the end of 2016. Our employees are generally employed on an at-will basis, which means that our employees could terminate their employment with us at any time. The loss of one or more members of our management team or other key employees could have a serious impact on our business. In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London and Amsterdam, our primary operating locations, is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our revenue growth rate, business and operating results will be adversely affected if we fail to effectively expand our sales and marketing capabilities.

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From June 30, 2015 to June 30, 2016, our sales and marketing organization increased from 1,169 to 1,669 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Newly hired employees require significant training and time before they achieve full productivity, particularly in new sales territories, and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Further, in our less established markets such as Africa, Asia, Eastern Europe and South America, we do not have significant experience as an organization developing and implementing sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. It may take a considerable period of time for operations in new geographies to generate a positive impact to operating margin and we may be unsuccessful in generating meaningful revenues or any operating margin over the long term. Our business will be adversely affected if our sales and marketing expansion efforts do not generate a significant increase in revenues.

Our business depends substantially on our existing customers renewing their subscriptions upon expiration of their subscription term and purchasing additional subscriptions from us. Any decline in renewals or additional purchases would harm our business and operating results.

In order for us to maintain or improve our operating results, it is important that our existing customers renew their subscriptions upon expiration of the subscription contract term and expand their use of our services by adding new users and applying our products and services in new ways across their enterprise. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with a similar contract period or with the same or a greater number of users. Although our renewal rates have historically been high, some of our customers have elected not to renew their agreements with us and we cannot accurately predict renewal rates. Moreover, in some cases, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our renewal rates may decline or fluctuate as a result of a number of factors, including: our customers' satisfaction with our products and services and customer support; our prices and pricing policies and the prices of competing products and services; mergers and acquisitions affecting our customer base; customer personnel changes; global economic conditions; or reductions in our customers’ spending levels. Our renewal rates may also decline based on our customers’ satisfaction with the implementation and other professional services of our partners, or the quality of implementations by our customers, all of which are generally outside of our control. If our customers do not renew their subscriptions, renew on less favorable terms, fail to add more authorized users, fail to purchase additional professional services, decline to act as enthusiastic reference accounts for our customer prospects, or disparage our products and services, our revenue growth rate, business and operating results will be adversely affected.

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

Privacy laws and concerns, evolving regulation of cloud computing, and the changes in laws, regulations and standards related to personal data and the Internet may cause our business to suffer.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Industry organizations also regularly adopt and advocate for new standards in these areas. Changing laws, regulations and standards applying to the solicitation, collection, transfer, processing, storage or use of personal or consumer information could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor framework that had been in place since 2000, which facilitated the transfer of personal data from the European Economic Area to the United States in compliance with applicable European data protection laws. While other adequate legal mechanisms for lawfully transferring European personal data to the United States remain, there is regulatory uncertainty surrounding how data transfers from the European Economic Area to the United States will be authorized in the future. In addition, the June 23, 2016 referendum by British voters to exit the European Union may further exacerbate many of the risks and uncertainties described above. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our applications, adversely impact our business operations, including potentially relocating our data centers, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet, commerce conducted via the Internet or validation that particular processes follow the latest standards. These changes could limit the viability of cloud computing services such as ours. If we are not able to adjust to changing laws, regulations and standards related to the Internet, our business may be adversely affected.

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

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the June 23, 2016 referendum by British voters to exit the European Union adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates may continue as the United Kingdom negotiates its exit from the European Union.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of earnings and losses in differing jurisdictions. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

Our tax provision could be impacted by changes in federal, state, or international tax laws or tax rulings. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Many countries are actively considering changes to existing tax laws or have proposed or enacted new laws, such as legislation recently proposed or enacted in the United Kingdom and in Australia. In October 2015, the Organization for Economic Co-Operation and Development released final guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment which could ultimately impact our tax liabilities. Any changes in federal, state, or international tax laws or tax rulings may increase our worldwide effective tax rate and harm our financial position and results of operations.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics, terrorism, political unrest and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and would cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain in connection with any natural disaster. The majority of our research and development activities, corporate offices, information technology systems, and other critical business operations are located near major seismic faults in California. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been impacted by high levels of bad debt globally, geopolitical instability, slowing economic growth in China, falling demand for a variety of goods and services including oil and other commodities, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In addition, the June 23, 2016 referendum by British voters to exit the European Union creates significant future economic uncertainties across the European Economic Area, including the United Kingdom. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing, and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments about our business for this reason our business and results of operations could be adversely affected.

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

As of June 30, 2016, we and our subsidiaries had $490.9 million in consolidated indebtedness, and our subsidiaries had $307.2 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

•	forward-looking statements related to future revenues and earnings per share;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new solutions or enhancements to services, strategic alliances or significant agreements by us or by our competitors;

•	our ability to expand our IT operations management, customer service and security incident management product offerings and the use of our platform for service management outside of enterprise IT;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our services due to computer hardware, software or network problems, security breaches, or other man-made or natural disasters;

•	the economy as a whole, and market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

10.1+	Settlement Agreement between ServiceNow, Inc. and BMC Software, Inc., as executed on April 8, 2016				X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance Document.				X
101.SCH**	XBRL Taxonomy Extension Schema Document.				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+    Confidential treatment requested as to certain portions of this document

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

SERVICENOW, INC.

Date: August 3, 2016	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 3, 2016	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)