Form 10-Q
period 2016-09-30
ServiceNow, Inc.
filed 2016-11-04
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of September 30, 2016, there were approximately 166.0 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,067	$412,305
Short-term investments	481,813	388,945
Accounts receivable, net	220,089	203,333
Current portion of deferred commissions	62,657	51,976
Prepaid expenses and other current assets	37,281	29,076
Total current assets	1,126,907	1,085,635
Deferred commissions, less current portion	44,597	33,016
Long-term investments	281,353	422,667
Property and equipment, net	176,106	144,714
Intangible assets, net	60,726	43,005
Goodwill	84,425	55,669
Other assets	39,000	22,346
Total assets	$1,813,114	$1,807,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,012	$37,369
Accrued expenses and other current liabilities	124,670	101,264
Current portion of deferred revenue	743,657	593,003
Total current liabilities	898,339	731,636
Deferred revenue, less current portion	18,048	10,751
Convertible senior notes, net	499,280	474,534
Other long-term liabilities	34,944	23,317
Total liabilities	1,450,611	1,240,238
Stockholders’ equity:
Common stock	165	160
Additional paid-in capital	1,343,604	1,140,545
Accumulated other comprehensive loss	(16,465)	(16,882)
Accumulated deficit	(964,801)	(557,009)
Total stockholders’ equity	362,503	566,814
Total liabilities and stockholders’ equity	$1,813,114	$1,807,052

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Subscription	$318,934	$223,208	$877,035	$603,576
Professional services and other	38,722	37,942	127,812	116,254
Total revenues	357,656	261,150	1,004,847	719,830
Cost of revenues(1):
Subscription	61,566	46,053	170,707	133,889
Professional services and other	41,271	35,835	123,039	104,615
Total cost of revenues	102,837	81,888	293,746	238,504
Gross profit	254,819	179,262	711,101	481,326
Operating expenses(1):
Sales and marketing	166,491	117,899	511,607	364,530
Research and development	75,018	55,822	211,306	158,946
General and administrative	40,085	33,581	117,393	93,357
Legal settlements	—	—	270,000	—
Total operating expenses	281,594	207,302	1,110,306	616,833
Loss from operations	(26,775)	(28,040)	(399,205)	(135,507)
Interest expense	(8,389)	(7,839)	(24,746)	(23,124)
Interest and other income (expense), net	1,783	(3,952)	4,745	1,273
Loss before provision for income taxes	(33,381)	(39,831)	(419,206)	(157,358)
Provision for income taxes	2,877	1,199	9	3,690
Net loss	$(36,258)	$(41,030)	$(419,215)	$(161,048)
Net loss per share - basic and diluted	$(0.22)	$(0.26)	$(2.56)	$(1.04)
Weighted-average shares used to compute net loss per share - basic and diluted	165,378,836	156,930,506	163,767,329	154,352,037
Other comprehensive gain (loss):
Foreign currency translation adjustments	$203	$(2,689)	$(1,106)	$(3,028)
Unrealized gain (loss) on investments, net of tax	(615)	(111)	1,523	69
Other comprehensive gain (loss), net of tax	(412)	(2,800)	417	(2,959)
Comprehensive loss	$(36,670)	$(43,830)	$(418,798)	$(164,007)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues:
Subscription	$7,140	$5,951	$20,698	$17,183
Professional services and other	7,150	5,804	20,045	16,788
Sales and marketing	31,898	26,011	95,757	74,690
Research and development	21,376	18,130	62,956	51,703
General and administrative	13,523	9,215	35,004	29,167
Total stock-based compensation	$81,087	$65,111	$234,460	$189,531

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(419,215)	$(161,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,716	43,957
Amortization of premiums on investments	3,745	5,380
Amortization of deferred commissions	57,742	48,055
Amortization of debt discount and issuance costs	24,746	23,124
Stock-based compensation	234,460	189,531
Deferred income tax	(5,095)	—
Other	(857)	(5,393)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(15,761)	(5,303)
Deferred commissions	(79,190)	(54,168)
Prepaid expenses and other assets	(11,733)	(8,915)
Accounts payable	(8,625)	8,312
Deferred revenue	151,019	115,812
Accrued expenses and other liabilities	36,282	11,856
Net cash provided by operating activities(1)	27,234	211,200
Cash flows from investing activities:
Purchases of property and equipment	(84,112)	(62,588)
Business combinations, net of cash acquired	(34,297)	(1,100)
Purchases of other intangibles	(14,850)	—
Purchases of investments	(434,397)	(543,167)
Purchases of strategic investments	—	(10,000)
Sales of investments	266,288	242,631
Maturities of investments	218,452	203,632
Restricted cash	(322)	(408)
Net cash used in investing activities	(83,238)	(171,000)
Cash flows from financing activities:
Proceeds related to deferred payments on purchase of other intangibles	4,100	—
Payments related to deferred payments on purchase of other intangibles	(1,025)	—
Proceeds from employee stock plans	55,063	73,347
Taxes paid related to net share settlement of equity awards	(88,567)	(12,603)
Payments on financing obligation	(336)	(112)
Net cash (used in) provided by financing activities(1)	(30,765)	60,632
Foreign currency effect on cash and cash equivalents	(469)	(4,214)
Net (decrease) increase in cash and cash equivalents	(87,238)	96,618
Cash and cash equivalents at beginning of period	412,305	252,455
Cash and cash equivalents at end of period	$325,067	$349,073
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses	$9,691	$14,381

(1)
During the nine months ended September 30, 2016, we early adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 2 Recent Accounting Pronouncements for further details. This adoption resulted in a $1.2 million increase in net cash provided by operating activities and a corresponding $1.2 million decrease in net cash provided by financing activities for the nine months ended September 30, 2015.

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2015 is derived from audited financial statements as of that date, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

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

New Accounting Pronouncements Adopted in 2016

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning January 1, 2017, and early adoption is permitted. We elected to early adopt this standard in the quarter ended June 30, 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $0.3 million and $2.0 million for the three and nine months ended September 30, 2016, respectively.

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

•
We elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively, which resulted in a $1.2 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2015, as compared to the amounts previously reported.

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

Pending Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on eight specific cash flow issues. Among these issues, this standard requires, at the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings, the portion of the cash payment attributable to the accreted interest related to the debt discount to be classified as cash flows for operating activities, and the portion of the cash payments attributable to the principal to be classified as cash outflows for financing activities. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our condensed consolidated financial statements, we anticipate this standard will have a material impact on our condensed consolidated balance sheets given that we have operating lease commitments of approximately $300 million as of September 30, 2016. However, we do not anticipate this standard will have a material impact on our condensed consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which amended the revenue recognition guidance regarding collectability, non-cash consideration, presentation of sales tax and transition. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption beginning January 1, 2017 is permitted. We are currently evaluating the impact of these standards on our condensed consolidated financial statements and have not yet selected the transition method.

(3)    Investments

Marketable Securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$61,726	$—	$—	$61,726
Corporate notes and bonds	629,143	513	(553)	629,103
Certificates of deposit	33,417	—	—	33,417
U.S. government agency securities	38,908	26	(14)	38,920
Total available-for-sale securities	$763,194	$539	$(567)	$763,166

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$32,430	$2	$(38)	$32,394
Corporate notes and bonds	617,054	7	(2,027)	615,034
Certificates of deposit	29,610	2	(17)	29,595
U.S. government agency securities	134,962	1	(374)	134,589
Total available-for-sale securities	$814,056	$12	$(2,456)	$811,612

As of September 30, 2016, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

September 30, 2016
Due in 1 year or less	$481,813
Due in 1 year through 2 years	281,353
Total	$763,166

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

	September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$367,093	$(553)	$600	$—	$367,693	$(553)
U.S. government agency securities	21,401	(14)	—	—	21,401	(14)
Total	$388,494	$(567)	$600	$—	$389,094	$(567)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$24,913	$(38)	$—	$—	$24,913	$(38)
Corporate notes and bonds	539,586	(1,897)	60,099	(130)	599,685	(2,027)
Certificates of deposit	19,750	(17)	—	—	19,750	(17)
U.S. government agency securities	132,581	(374)	—	—	132,581	(374)
Total	$716,830	$(2,326)	$60,099	$(130)	$776,929	$(2,456)

Strategic Investments

We account for our investments in non-marketable equity securities of certain privately-held companies under the cost method, as we have less than a 20% ownership interest and we do not have the ability to exercise significant influence over the operations of these companies. The carrying value of these investments was $10.5 million as of September 30, 2016 and December 31, 2015, which is included in "Other assets" on the condensed consolidated balance sheets.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at September 30, 2016 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$114,850	$—	$114,850
Short-term investments:
Commercial paper	—	61,726	61,726
Corporate notes and bonds	—	376,862	376,862
Certificates of deposit	—	32,712	32,712
U.S. government agency securities	—	10,513	10,513
Long-term investments:
Corporate notes and bonds	—	252,240	252,240
Certificates of deposit	—	705	705
U.S. government agency securities	—	28,408	28,408
Total	$114,850	$763,166	$878,016

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$263,515	$—	$263,515
Commercial paper	—	2,000	2,000
Corporate notes and bonds	—	1,119	1,119
Short-term investments:
Commercial paper	—	32,394	32,394
Corporate notes and bonds	—	303,567	303,567
Certificates of deposit	—	23,736	23,736
U.S. government agency securities	—	29,248	29,248
Long-term investments:
Corporate notes and bonds	—	311,467	311,467
Certificates of deposit	—	5,859	5,859
U.S. government agency securities	—	105,341	105,341
Total	$263,515	$814,731	$1,078,246

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

For both business combinations, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating the acquired technologies with our offerings. The goodwill balance for both business combinations is not deductible for income tax purposes. Acquisition-related costs of $1.0 million are included in general and administrative expenses in our consolidated statements of comprehensive loss.

The results of operations of both BrightPoint and ITapp have been included in our condensed consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2015	$55,669
Goodwill acquired	26,695
Foreign currency translation adjustments	2,061
Balance as of September 30, 2016	$84,425

Intangible assets consist of the following (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$80,453	$(27,580)	$52,873
Other	9,275	(1,422)	7,853
Total intangible assets	$89,728	$(29,002)	$60,726

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,144	$(17,463)	$40,681
Other	3,695	(1,371)	2,324
Total intangible assets	$61,839	$(18,834)	$43,005

Amortization expense for intangible assets for the three months ended September 30, 2016 and 2015 was approximately $4.3 million and $2.9 million, respectively, and for the nine months ended September 30, 2016 and 2015 was approximately $10.9 million and $8.8 million, respectively.

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment and software	$238,661	$180,197
Leasehold improvements	35,418	31,659
Furniture and fixtures	29,981	26,017
Building	6,570	6,318
Construction in progress	5,088	1,886
	315,718	246,077
Less: Accumulated depreciation	(139,612)	(101,363)
Total property and equipment, net	$176,106	$144,714

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended September 30, 2016 and 2015 was $17.9 million and $12.2 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $48.7 million and $35.1 million, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Taxes payable	$11,452	$9,080
Bonuses and commissions	46,253	33,124
Accrued compensation	25,724	17,089
Other employee related liabilities	18,602	21,529
Other	22,639	20,442
Total accrued expenses and other current liabilities	$124,670	$101,264

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

	September 30, 2016	December 31, 2015
Liability:
Principal	$575,000	$575,000
Less: debt issuance cost and debt discount, net of amortization	(75,720)	(100,466)
Net carrying amount	$499,280	$474,534

We consider the fair value of the Notes at September 30, 2016 and December 31, 2015 to be a Level 2 measurement. The estimated fair values of the Notes were $701.8 million and $741.8 million at September 30, 2016 and December 31, 2015, respectively (based on the closing trading price per $100 of the Notes on September 30, 2016 and December 31, 2015, respectively). The Notes were not convertible as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, the remaining life of the Notes is 25 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of debt issuance cost	$450	$420	$1,327	$1,240
Amortization of debt discount	7,939	7,419	23,419	21,884
Total	$8,389	$7,839	$24,746	$23,124
Effective interest rate of the liability component	6.5%

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

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Foreign currency translation adjustment	$(15,544)	$(14,438)
Net unrealized loss on investments, net of tax	(921)	(2,444)
Accumulated other comprehensive loss	$(16,465)	$(16,882)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of September 30, 2016. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2016, we had 166,011,100 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2016
Stock option plans:
Options outstanding	6,475,548
RSUs	12,834,324
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	21,051,913
2012 Employee Stock Purchase Plan(1)	8,566,803
Total reserved shares of common stock for future issuance	48,928,588

(1)	Refer to Note 12 for a description of these plans.

During the nine months ended September 30, 2016 and 2015, we issued a total of 5,225,336 shares and 8,586,233 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan, or ESPP.

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

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	8,255,554	$16.65
Granted	169,400	65.92
Exercised	(579,504)	5.28		$35,876
Canceled	(126,735)	58.05
Outstanding at March 31, 2016	7,718,715	17.90
Granted	131,835	68.36
Exercised	(828,327)	17.18		$43,757
Canceled	(119,321)	52.26
Outstanding at June 30, 2016	6,902,902	18.36
Granted	232,750	74.47
Exercised	(477,802)	15.69		$28,345
Canceled	(182,302)	58.41
Outstanding at September 30, 2016	6,475,548	$19.44	5.54	$386,791
Vested and expected to vest as of September 30, 2016	6,370,923	$18.62	5.48	$385,785
Vested and exercisable as of September 30, 2016	5,548,381	$11.91	5.01	$373,084

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $27.90 for the nine months ended September 30, 2016. The total fair value of stock options vested during the nine months ended September 30, 2016 was $14.2 million.

As of September 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $20.7 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2016 was 2.83 years.

 RSUs

A summary of RSU activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	12,417,805	$63.38
Granted	3,822,832	51.11
Vested	(1,708,179)	58.42	$89,516
Forfeited	(370,545)	64.43
Outstanding at March 31, 2016	14,161,913	60.64
Granted	805,680	67.75
Vested	(1,285,704)	53.70	$86,693
Forfeited	(407,451)	63.31
Outstanding at June 30, 2016	13,274,438	61.66
Granted	1,423,601	74.62
Vested	(1,132,142)	63.56	$85,816
Forfeited	(731,573)	61.29
Non-vested and outstanding at September 30, 2016	12,834,324	$62.95	$1,015,837
Expected to vest as of September 30, 2016	10,843,628		$858,273

RSUs granted to employees under the 2005 Plan and the 2012 Plan generally vest over a four-year period. As of September 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $603.8 million and the weighted-average remaining vesting period was 2.84 years.

(13)    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(36,258)	$(41,030)	$(419,215)	$(161,048)
Denominator:
Weighted-average shares outstanding—basic and diluted	165,378,836	156,930,506	163,767,329	154,352,037
Net loss per share—basic and diluted:	$(0.22)	$(0.26)	$(2.56)	$(1.04)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	September 30,
	2016	2015
Common stock options	6,475,548	10,235,318
Restricted stock units	12,834,324	12,716,479
ESPP obligations	360,536	270,426
Convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023
Total potentially dilutive securities	35,236,454	38,788,269

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income (loss) from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was (9)% and 0% for the three and nine months ended September 30, 2016, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions, and tax effects of stock option excess tax benefits from the early adoption of ASU 2016-09.

Our effective tax rate was (3)% and (2)% for the three and nine months ended September 30, 2015, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, non-deductible expenses arising from stock-based compensation, and the tax effects of unrealized gains in investment securities.

As described in Note 2 "Summary of Significant Accounting Policies," we adopted ASU 2016-09 in the quarter ended June 30, 2016. See Note 2 for further discussion.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2016, our tax years 2005 to 2015 remain subject to examination in most jurisdictions.

There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Although the timing of the resolution, settlement, and closure of any audit is highly uncertain, it is possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years that remain subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

These settlements are considered multiple element arrangements for accounting purposes.  We evaluated the accounting treatment of these settlements by identifying each element of the arrangements, which included amongst other elements, a release of past infringement claims and a covenant not to sue for a specified term of years. The primary benefit we received from the arrangements was the settlement and termination of all existing litigation, the avoidance of future litigation expenses and the avoidance of future management and customer disruptions. We determined that none of the elements of the settlement agreements have identifiable future benefits that would be capitalized as an asset. Accordingly, we recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement.

Apart from the $267.5 million cash paid for aggregate legal settlements during the nine months ended September 30, 2016, there have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

(16)   Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America (1)	$239,585	$181,293	$684,111	$504,326
EMEA (2)	90,399	61,663	246,745	165,996
Asia Pacific and other	27,672	18,194	73,991	49,508
Total revenues	$357,656	$261,150	$1,004,847	$719,830

Property and equipment, net by geographic area were as follows (in thousands):

	September 30,	December 31,
	2016	2015
North America(3)	$128,649	$104,085
EMEA(2)	35,618	32,027
Asia Pacific and other	11,839	8,602
Total property and equipment, net	$176,106	$144,714

(1)
Revenues attributed to the United States were approximately 95% of North America revenues for each of the three months ended September 30, 2016 and 2015 and nine months ended September 30, 2016 and 2015.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 92% and 98% of property and equipment, net attributable to North America as of September 30, 2016 and December 31, 2015, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Enterprise Service Management solutions	$290,005	$205,795	$800,534	$559,080
IT Operations Management solutions	28,929	17,413	76,501	44,496
Total subscription revenues	$318,934	$223,208	$877,035	$603,576

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

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services across the global enterprise. Our mission is to help the modern enterprise operate faster and be more scalable by applying a service-oriented lens to the activities, tasks and processes that comprise day-to-day work life. We offer our services on an annual subscription fee basis which includes access to the ordered subscription service and related support including updates to the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and, to a lesser extent, indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and training of customer personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 4,501 as of September 30, 2016 from 3,402 as of September 30, 2015.

Key Factors Affecting Our Performance

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value, or ACV, greater than $1 million as of the end of the period. We had 301 and 203 customers with ACV greater than $1 million as of September 30, 2016 and 2015, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate, or GULT, Data Universal Numbering System, or DUNS, and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to "Government of the United States" under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability.

G2K customer count. The Global 2000, or G2K, customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution.

Our G2K customer count was 705 and 607 as of September 30, 2016 and 2015, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking cumulative ACV from G2K customers as of the end of the period divided by cumulative count of G2K customers as of the end of the period. Our average ACV per G2K customer was approximately $997,000 and $828,000 as of September 30, 2016 and 2015, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from lost customers, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all lost customers. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. Our renewal rate was 99% and 98% for the three months ended September 30, 2016 and 2015, respectively, and 98% and 97% for the nine months ended September 30, 2016 and 2015, respectively.

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

A calculation of billings is provided below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$357,656	$261,150	37%	$1,004,847	$719,830	40%
Change in deferred revenue from the condensed consolidated statements of cash flows	46,620	25,255	85%	151,019	115,812	30%
Total billings	$404,276	$286,405	41%	$1,155,866	$835,642	38%

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

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$27,234	$211,200	(87)%
Purchases of property and equipment	(84,112)	(62,588)	34%
Free cash flow (1)	$(56,878)	$148,612	(138)%

(1) Free cash flow includes the effect of a $267.5 million payment for aggregate legal settlements for the nine months ended September 30, 2016. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 31 months for each of the three and nine months ended September 30, 2016 and 2015. The average upsell contract term was 25 months for each of the three and nine months ended September 30, 2016, and 28 months and 25 months for the three and nine months ended September 30, 2015, respectively. The average renewal contract term was 27 months for each of the three and nine months ended September 30, 2016 and 25 months for each of the three and nine months ended September 30, 2015.

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

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Revenues from our direct sales organization represented 88% of our total revenues for each of the three and nine months ended September 30, 2016 and 89% of our total revenues for each of the three and nine months ended September 30, 2015. We make sales to our channel partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners also provide us referrals for which we pay a referral fee. We pay referral fees to channel partners and other third parties, which are between 10% and 15% of the customer's ACV, depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 19% and 23% for the three months ended September 30, 2016 and 2015, respectively, and 18% and 19% for the nine months ended September 30, 2016 and 2015, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2016 and December 31, 2015. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

New Accounting Pronouncements Adopted in 2016

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning January 1, 2017, and early adoption is permitted. We elected to early adopt this standard in the quarter ended June 30, 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $0.3 million and $2.0 million for the three and nine months ended September 30, 2016, respectively.

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

•
We elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively, which resulted in a $1.2 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2015, as compared to the amounts previously reported.

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

Pending Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on eight specific cash flow issues. Among these issues, this standard requires, at the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings, the portion of the cash payment attributable to the accreted interest related to the debt discount to be classified as cash flows for operating activities, and the portion of the cash payments attributable to the principal to be classified as cash outflows for financing activities. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our condensed consolidated financial statements, we anticipate this standard will have a material impact on our condensed consolidated balance sheets given that we have operating lease commitments of approximately $300 million as of September 30, 2016. However, we do not anticipate this standard will have a material impact on our condensed consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which amended the revenue recognition guidance regarding collectability, non-cash consideration, presentation of sales tax and transition. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption beginning January 1, 2017 is permitted. We are currently evaluating the impact of these standards on our condensed consolidated financial statements and have not yet selected the transition method.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues:
Subscription	$318,934	$223,208	$877,035	$603,576
Professional services and other	38,722	37,942	127,812	116,254
Total revenues	357,656	261,150	1,004,847	719,830
Cost of revenues(1):
Subscription	61,566	46,053	170,707	133,889
Professional services and other	41,271	35,835	123,039	104,615
Total cost of revenues	102,837	81,888	293,746	238,504
Gross profit	254,819	179,262	711,101	481,326
Operating expenses(1):
Sales and marketing	166,491	117,899	511,607	364,530
Research and development	75,018	55,822	211,306	158,946
General and administrative	40,085	33,581	117,393	93,357
Legal settlements	—	—	270,000	—
Total operating expenses	281,594	207,302	1,110,306	616,833
Loss from operations	(26,775)	(28,040)	(399,205)	(135,507)
Interest expense	(8,389)	(7,839)	(24,746)	(23,124)
Interest income and other income (expense), net	1,783	(3,952)	4,745	1,273
Loss before income taxes	(33,381)	(39,831)	(419,206)	(157,358)
Provision for income taxes	2,877	1,199	9	3,690
Net loss	$(36,258)	$(41,030)	$(419,215)	$(161,048)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues:
Subscription	$7,140	$5,951	$20,698	$17,183
Professional services and other	7,150	5,804	20,045	16,788
Sales and marketing	31,898	26,011	95,757	74,690
Research and development	21,376	18,130	62,956	51,703
General and administrative	13,523	9,215	35,004	29,167
Total stock-based compensation	$81,087	$65,111	$234,460	$189,531

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Subscription	89%	85%	87%	84%
Professional services and other	11	15	13	16
Total revenues	100	100	100	100
Cost of revenues(1):
Subscription	17	18	17	19
Professional services and other	12	14	12	15
Total cost of revenues	29	32	29	34
Gross profit	71	68	71	66
Operating expenses(1):
Sales and marketing	47	45	51	51
Research and development	21	21	21	22
General and administrative	11	13	12	13
Legal settlements	—	—	27	—
Total operating expenses	79	79	111	86
Loss from operations	(8)	(11)	(40)	(19)
Interest expense	(2)	(3)	(2)	(2)
Interest income and other income (expense), net	1	(2)	—	—
Loss before income taxes	(9)	(16)	(42)	(21)
Provision for income taxes	1	—	—	1
Net loss	(10)%	(16)%	(42)%	(22)%

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues:
Subscription	2%	2%	2%	2%
Professional services and other	2	2	2	2
Sales and marketing	9	10	10	10
Research and development	6	7	6	7
General and administrative	4	4	3	5
Total stock-based compensation	23%	25%	23%	26%

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Revenues:
Subscription	$318,934	$223,208	43%
Professional services and other	38,722	37,942	2%
Total revenues	$357,656	$261,150	37%
Percentage of revenues:
Subscription	89%	85%
Professional services and other	11%	15%
Total	100%	100%

Subscription revenues increased $95.7 million during the three months ended September 30, 2016, compared to the same period in the prior year, driven by our upsells and an increase in our customer count.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Enterprise Service Management solutions	$290,005	$205,795	41%
IT Operations Management solutions	28,929	17,413	66%
Total subscription revenues	$318,934	$223,208	43%

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis. We expect subscription revenues for both our Enterprise Service Management solutions and IT Operations Management solutions to grow in absolute dollar terms and for IT Operations Management solutions to grow as a percentage of total subscription revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Professional services and other revenues increased $0.8 million during the three months ended September 30, 2016, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. We expect professional services and other revenues to increase in absolute dollar terms, but at a slower rate than subscription revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015, as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$61,566	$46,053	34%
Professional services and other	41,271	35,835	15%
Total cost of revenues	$102,837	$81,888	26%
Gross profit percentage:
Subscription	81%	79%
Professional services and other	(7)%	6%
Total gross profit percentage	71%	68%
Gross Profit	$254,819	$179,262
Headcount (at period end)
Subscription	691	543	27%
Professional services and other	504	453	11%
Total headcount	1,195	996	20%

Cost of subscription revenues increased $15.5 million during the three months ended September 30, 2016, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $4.9 million in personnel related costs excluding stock-based compensation, an increase of $2.3 million in overhead expenses and an increase of $1.2 million in stock-based compensation. In addition, there was an increase of $3.3 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers, an increase of $1.5 million in data center capacity costs due to the expansion of our data centers and an increase of $0.7 million in amortization of intangibles.

Our subscription gross profit percentage increased to 81% for the three months ended September 30, 2016, from 79% for the three months ended September 30, 2015, due to data center density and improved economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ended December 31, 2016 compared to the year ended December 31, 2015 as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage to improve for the year ended December 31, 2016 compared to the year ended December 31, 2015 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $5.4 million during the three months ended September 30, 2016 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.8 million in personnel related costs excluding stock-based compensation, an increase of $1.3 million in stock-based compensation, and an increase of $1.2 million in overhead expenses.

Our professional services and other gross profit percentage decreased to (7)% for the three months ended September 30, 2016, from 6% for the three months ended September 30, 2015, due to lower utilization rates as we invest in specialized resources to support our newer products and higher growth rate in our stock-based compensation of 23% compared to the growth rate in our professional services and other revenues of 2%.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Sales and marketing	$166,491	$117,899	41%
Percentage of revenues	47%	45%
Headcount (at period end)	1,740	1,254	39%

Sales and marketing expenses increased $48.6 million during the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $27.4 million in personnel related costs excluding stock-based compensation, an increase of $5.9 million in stock-based compensation, an increase of $6.5 million in overhead expenses and an increase of $4.1 million in commissions expense. Commissions and referral fees amounted to 7% and 8% of subscription revenues for three months ended September 30, 2016 and 2015, respectively. Marketing program expenses, which include events, advertising and market data, increased $2.9 million during the three months ended September 30, 2016 compared to the same period in the prior year. Outside services increased $1.5 million during the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our sales and marketing functions.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ended December 31, 2016 compared to the year ended December 31, 2015 as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events, but remain relatively flat as a percentage of total revenues.

Research and Development

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Research and development	$75,018	$55,822	34%
Percentage of revenues	21%	21%
Headcount (at period end)	970	731	33%

Research and development expenses increased $19.2 million during the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $10.4 million in personnel related costs excluding stock-based compensation, an increase of $3.2 million in stock-based compensation and an increase of $2.8 million in overhead expenses. Outside services increased $1.2 million during the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our research and development functions. Research and development expenses also increased $0.9 million due to an increase in data center capacity costs and depreciation of cloud-based infrastructure hardware equipment used solely for research and development purposes.

We expect research and development expenses to increase in absolute dollar terms, but decrease slightly as a percentage of total revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015.

General and Administrative

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
General and administrative	$40,085	$33,581	19%
Percentage of revenues	11%	13%
Headcount (at period end)	596	421	42%

General and administrative expenses increased $6.5 million during the three months ended September 30, 2016, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $2.8 million in personnel related costs excluding stock-based compensation, an increase of $4.3 million in stock-based compensation and an increase of $1.8 million in overhead expenses, partially offset by a decrease of $2.7 million in outside services primarily due to a decrease in attorney fees associated with litigations.

We expect general and administrative expenses to increase in absolute dollar terms but decrease slightly as a percentage of total revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015 as we continue to grow.

Stock-based Compensation

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$7,140	$5,951	20%
Professional services and other	7,150	5,804	23%
Sales and marketing	31,898	26,011	23%
Research and development	21,376	18,130	18%
General and administrative	13,523	9,215	47%
Total stock-based compensation	$81,087	$65,111	25%
Percentage of revenues	23%	25%

Stock-based compensation increased $16.0 million during the three months ended September 30, 2016, compared to the same period in the prior year, primarily due to equity grants to new employees and additional grants to current employees.

Based upon our stock price as of September 30, 2016, we expect stock-based compensation to continue to remain relatively flat for the remainder of the year in absolute dollar terms and decrease as a percentage of total revenues. Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price.

Interest Expense

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Interest expense	$8,389	$7,839	7%
Percentage of revenues	2%	3%

Interest expense increased $0.6 million during the three months ended September 30, 2016 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to the Notes. For the remainder of the year, we expect to incur approximately $8.5 million in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Interest income	$2,049	$1,252	64%
Foreign currency exchange loss	(303)	(5,063)	(94)%
Other	37	(141)	NM
Interest and other income (expense), net	$1,783	$(3,952)	NM
Percentage of revenues	1%	(2)%

Interest income and other income (expense), net, increased $5.7 million during the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to lower foreign exchange losses and increased interest income. We had foreign exchange losses of $0.3 million for the three months ended September 30, 2016 compared to losses of $5.1 million for the three months ended September 30, 2015 as a result of fluctuations in foreign currency exchange rates. Interest income increased $0.8 million due to higher yields on our invested balances for the three months ended September 30, 2016.

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

Provision for Income Taxes

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Loss before income taxes	$(33,381)	$(39,831)	(16)%
Provision for income taxes	2,877	1,199	140%
Effective tax rate	(9)%	(3)%

Our effective tax rate changed to (9)% for the three months ended September 30, 2016 compared to (3)% for the three months ended September 30, 2015 primarily due to our loss from operations, the foreign tax rate differential and the adjustment to our deferred tax assets due to foreign rate change.

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

Net Loss

	Three Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Net loss	$(36,258)	$(41,030)	(12)%
Percentage of revenues	(10)%	(16)%

Net loss decreased $4.8 million during the three months ended September 30, 2016 compared to the same period in the prior year as our revenue growth exceeded our growth in expenses. We expect to continue to incur a GAAP loss for the remainder of the year due to increased costs and expenses including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Revenues:
Subscription	$877,035	$603,576	45%
Professional services and other	127,812	116,254	10%
Total revenues	$1,004,847	$719,830	40%
Percentage of revenues:
Subscription	87%	84%
Professional services and other	13%	16%
Total	100%	100%

Subscription revenues increased $273.5 million during the nine months ended September 30, 2016, compared to the same period in the prior year, driven by our upsells and an increase in our customer count.

Subscription revenues consist of the following:

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Enterprise Service Management solutions	$800,534	$559,080	43%
IT Operations Management solutions	76,501	44,496	72%
Total subscription revenues	$877,035	$603,576	45%

Our Enterprise Service Management solutions include Service Management, Business Management and ServiceNow Platform, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

Professional services and other revenues increased $11.6 million during the nine months ended September 30, 2016, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. Included within our total professional services and other revenues are the revenues from our annual Knowledge user conference which increased to $12.8 million for the nine months ended September 30, 2016 from $10.9 million for the nine months ended September 30, 2015 due to increased sponsorship and paid registration in the current year.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$170,707	$133,889	27%
Professional services and other	123,039	104,615	18%
Total cost of revenues	$293,746	$238,504	23%
Gross profit percentage:
Subscription	81%	78%
Professional services and other	4%	10%
Total gross profit percentage	71%	66%
Gross Profit	$711,101	$481,326
Headcount (at period end)
Subscription	691	543	27%
Professional services and other	504	453	11%
Total headcount	1,195	996	20%

Cost of subscription revenues increased $36.8 million during the nine months ended September 30, 2016, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $12.1 million in personnel related costs excluding stock-based compensation, an increase of $5.9 million in overhead expenses and an increase of $3.5 million in stock-based compensation. In addition, there was an increase of $6.7 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers, an increase of $4.3 million in data center capacity costs due to the expansion of our data centers and an increase of $1.0 million in amortization of intangibles.

Our subscription gross profit percentage increased to 81% for the nine months ended September 30, 2016, from 78% for the nine months ended September 30, 2015, due to data center density and improved economies of scale.

Cost of professional services and other revenues increased $18.4 million during the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $7.6 million in personnel related costs excluding stock-based compensation, an increase of $3.3 million in stock-based compensation, an increase of $3.3 million in overhead expenses and an increase of $2.6 million in contracted third-party partner costs.

Our professional services and other gross profit percentage decreased to 4% for the nine months ended September 30, 2016, from 10% for the nine months ended September 30, 2015, due to lower utilization rates as we invest in specialized resources to support our newer products and higher growth rate in our stock-based compensation of 19% compared to the growth rate in our professional services and other revenues of 10%, partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expenses. Knowledge contributed $12.8 million to revenues, or 11 percentage points, to the professional services and other gross profit percentage for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, Knowledge contributed $10.9 million to revenues, and 9 percentage points to the professional services and other gross profit percentage.

Sales and Marketing

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Sales and marketing	$511,607	$364,530	40%
Percentage of revenues	51%	51%
Headcount (at period end)	1,740	1,254	39%

Sales and marketing expenses increased $147.1 million during the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $76.9 million in personnel related costs excluding stock-based compensation, an increase of $21.1 million in stock-based compensation, an increase of $18.9 million in overhead expenses and an increase of $10.2 million in commissions expense. Commissions and referral fees amounted to 7% and 9% of subscription revenues for nine months ended September 30, 2016 and 2015, respectively. In addition, expenses related to our annual Knowledge user conference increased $3.0 million, from $21.0 million for the nine months ended September 30, 2015 to $24.0 million for the nine months ended September 30, 2016, due to the number of attendees increasing by 31% year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $12.7 million during the nine months ended September 30, 2016 compared to the same period in the prior year.

Research and Development

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Research and development	$211,306	$158,946	33%
Percentage of revenues	21%	22%
Headcount (at period end)	970	731	33%

Research and development expenses increased $52.4 million during the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $28.0 million in personnel related costs excluding stock-based compensation, an increase of $11.3 million in stock-based compensation and an increase of $8.3 million in overhead expenses. Outside services increased $1.7 million during the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to an increase in professional fees to support our research and development functions. Research and development expenses also increased $2.1 million due to an increase in data center capacity costs and depreciation of cloud-based infrastructure hardware equipment used solely for research and development purposes.

General and Administrative

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
General and administrative	$117,393	$93,357	26%
Percentage of revenues	12%	13%
Headcount (at period end)	596	421	42%

General and administrative expenses increased $24.0 million during the nine months ended September 30, 2016, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $9.0 million in personnel related costs excluding stock-based compensation, an increase of $5.8 million in stock-based compensation and an increase of $4.8 million in overhead expenses. Outside services increased $2.1 million due to an increase in contractors to support our administrative functions.

Legal Settlements

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Legal settlements	$270,000	$—	NM
Percentage of revenues	27%	—%

Legal settlements increased $270.0 million during the nine months ended September 30, 2016 compared to the same period in the prior year, related to the settlement agreements with HPE and BMC. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

Stock-based Compensation

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$20,698	$17,183	20%
Professional services and other	20,045	16,788	19%
Sales and marketing	95,757	74,690	28%
Research and development	62,956	51,703	22%
General and administrative	35,004	29,167	20%
Total stock-based compensation	$234,460	$189,531	24%
Percentage of revenues	23%	26%

Stock-based compensation increased $44.9 million during the nine months ended September 30, 2016, compared to the same period in the prior year, primarily due to equity grants to new employees and additional grants to current employees.

Interest Expense

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Interest expense	$24,746	$23,124	7%
Percentage of revenues	2%	2%

Interest expense increased $1.6 million during the nine months ended September 30, 2016 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to our Notes issued in November 2013.

Interest Income and Other Income (Expense), net

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Interest income	$5,838	$3,274	78%
Foreign currency exchange loss	(1,262)	(1,771)	(29)%
Other	169	(230)	NM
Interest and other income (expense), net	$4,745	$1,273	273%
Percentage of revenues	—%	—%

Interest income and other income (expense), net, increased $3.5 million during the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to lower foreign exchange losses and increased interest income. We had foreign exchange losses of $1.3 million for the nine months ended September 30, 2016 compared to losses of $1.8 million for the nine months ended September 30, 2015 as a result of fluctuations in foreign currency exchange rates. Interest income increased $2.6 million due to higher yields for the nine months ended September 30, 2016.

Provision for Income Taxes

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Loss before income taxes	$(419,206)	$(157,358)	166%
Provision for income taxes	9	3,690	(100)%
Effective tax rate	—%	(2)%

Our effective tax rate changed to 0% for the nine months ended September 30, 2016 compared to (2)% for the nine months ended September 30, 2015 primarily due to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions and excess tax benefits related to stock-based compensation.

Net Loss

	Nine Months Ended September 30,		% Change
	2016	2015
	(dollars in thousands)
Net loss	$(419,215)	$(161,048)	160%
Percentage of revenues	(42)%	(22)%

Net loss increased $258.2 million during the nine months ended September 30, 2016 compared to the same period in the prior year due primarily to the expenses related to the settlement agreements with HPE and BMC.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$27,234	$211,200
Net cash used in investing activities	(83,238)	(171,000)
Net cash (used in) provided by financing activities	(30,765)	60,632
Net (decrease) increase in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	(87,238)	96,618

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of September 30, 2016, we had $806.9 million in cash and cash equivalents and short-term investments, of which $165.6 million represented cash owned by foreign subsidiaries. In addition, we had $281.4 million in long-term investments that provide additional capital resources.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount, and the acquisition of fixed assets, intangibles and investments in office facilities to accommodate our growth, for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions, if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $27.2 million for the nine months ended September 30, 2016 compared to $211.2 million of net cash provided by operating activities for the nine months ended September 30, 2015. The decrease in operating cash flow was primarily due to $267.5 million cash paid for aggregate legal settlements during the nine months ended September 30, 2016 (refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). The remaining change was due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities.

 Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $83.2 million compared to $171.0 million for the nine months ended September 30, 2015. The decrease in cash used in investing activities was mainly due to $147.2 million decrease in net purchases of investments, offset by $33.2 million increase in business combinations, net of cash acquired, $14.9 million increase in purchase of other intangibles, and $21.5 million increase in capital expenditures related to purchases of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $30.8 million compared to $60.6 million of net cash provided by financing activities for the nine months ended September 30, 2015. The change was primarily due to the $76.0 million increase in taxes paid related to net share settlement of equity awards and the $18.3 million decrease in proceeds from employee stock plans.

Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. Apart from the $267.5 million cash paid for aggregate legal settlements during the nine months ended September 30, 2016 (refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details), there have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

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

We recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

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

We have recently introduced products in new markets that are important to our growth prospects and for which we do not have a substantial operating history. If we are unsuccessful in competing in these new markets, our revenue growth rate, business and operating results will be adversely affected.

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

Sales outside of North America represented approximately 33% and 32% of our total revenues for each of the three and nine months ended September 30, 2016, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets, such as Brazil and various countries within Asia. When we make these investments it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. For example, our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been greater in North America, Australia and in areas within Europe than it has been in Africa, Asia, Eastern Europe, South America and other markets in which we are less established. Accordingly, if we continue to further penetrate the Global 2000 at a higher rate in our established markets than in our emerging markets, over time an increasing percentage of the overall Global 2000 enterprises that are not yet our customers are in markets in which we have generally had a lower rate of customer acquisition or in which we are not yet competing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel. If we are unsuccessful in making these investments, or if our required investments are greater than anticipated, our revenue growth rate, business and operating results will be adversely affected.

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

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements for our services;

•	the length of the sales cycle for our services;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average duration of our customer agreements and changes in billing cycle;

•	changes in our renewal and upsell rates;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;

•	the impact of new accounting pronouncements, including the new revenue recognition standards that are effective for us beginning January 1, 2018;

•	changes in laws or regulations impacting the delivery of our services;

•	the amount and timing of stock awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

Lawsuits against us by third-parties that allege we infringe their intellectual property rights could harm our business and operating results.

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part on not infringing upon the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or services. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights. For example, in 2016 we settled two patent-related litigation matters and recorded a one-time charge of $270.0 million related to aggregate legal settlements.

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

Our success depends largely upon the continued services of our management team and many key individual contributors. From time to time, there may be changes in our management team resulting from the hiring or departure of employees, which could disrupt our business. For example, our founder and Chief Product Officer, Frederic Luddy, retired in October 2016, although he continues to serve as a member of our board of directors. Our employees are generally employed on an at-will basis, which means that our employees could terminate their employment with us at any time. The loss of one or more members of our management team or other key employees could have a serious impact on our business. In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London and Amsterdam, our primary operating locations, is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our revenue growth rate, business and operating results will be adversely affected if we fail to effectively expand our sales and marketing capabilities.

Increasing our customer base and achieving broader market acceptance of our services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. From September 30, 2015 to September 30, 2016, our sales and marketing organization increased from 1,254 to 1,740 employees. We plan to continue to expand our direct sales force both domestically and internationally. There is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel and we may be unable to hire or retain sufficient numbers of qualified individuals. Newly hired employees require significant training and time before they achieve full productivity, particularly in new sales territories, and our recent hires and planned hires may not become as productive as quickly as we plan, or at all. Further, in our less established markets such as Africa, Asia, Eastern Europe and South America, we do not have significant experience as an organization developing and implementing sales and marketing campaigns, and such campaigns may be expensive and difficult to implement, and we may be unable to attract and retain qualified personnel to conduct such campaigns. It may take a considerable period of time for operations in new geographies to generate a positive impact to operating margin and we may be unsuccessful in generating meaningful revenues or any operating margin over the long term. Our business will be adversely affected if our sales and marketing expansion efforts do not generate a significant increase in revenues.

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

We depend on our channel partners, including our implementation partners, systems integrators, managed services providers and sales partners in order to grow our business. Our sales efforts have focused on large enterprise customers and there are a limited number of partners with the capacity to provide these customers an effective level of services. In order to continue our revenue growth, we need to recruit these partners and these partners need to devote substantial resources to our solutions. Accordingly, we need to build services, implement partner programs, and provide training and other resources to recruit, retain and enable these partners. Our agreements with partners are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing solutions. Our competitors may be effective in providing incentives to our partners to favor their solutions or otherwise disrupt the relationships we have with our partners. In addition, global economic conditions could harm the businesses of our partners, and it is possible that they may not be able to devote the additional resources to the relationship that we expect. If we are unsuccessful in establishing or maintaining our relationships with our channel partners, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results would suffer. To compete in the markets for our newly introduced products in the markets for IT operations management, customer service, security incident management and use of our platform for service management outside of enterprise IT, we may need to establish relationships with additional sales and implementation partners. Further, reliance on third parties exposes us to risk of poor performance and failed customer expectations. If our channel partners do not effectively provide services or support to the satisfaction of our end-customers, we may incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction could damage our reputation or ability to obtain additional revenues from that customer or prospective customers.

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

We do not know whether the trend of adoption of enterprise cloud computing solutions from which we have benefited in the past will continue in the future at the same overall growth rates. Many organizations have invested substantial personnel and financial resources to integrate enterprise software into their businesses over time, and some have been reluctant or unwilling to migrate to cloud computing solutions. Furthermore, some organizations have been reluctant or unwilling to use cloud computing solutions because they have concerns regarding the risks associated with the security of their data, the physical location of data centers in which their data is stored and processed, and the reliability of the technology delivery model associated with these solutions. In addition, if either we or other cloud computing providers experience security incidents, loss of customer data, disruptions in our service, or other problems, the market for cloud computing solutions as a whole, including for our products and services, will be negatively impacted. For these and other reasons, there is a substantial risk that enterprises (including Global 2000 enterprises on which we are dependent for sales growth) that have not yet embraced cloud computing solutions will continue to be reluctant, slow, or be unwilling to do so, or willing to do so only to a limited extent, any of which could harm our business.

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

As of September 30, 2016, we and our subsidiaries had $499.3 million in consolidated indebtedness, and our subsidiaries had $326.3 million of liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the Notes would have been structurally subordinated.

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

Any factors impacting the price of our common stock, including without limitation future sales of our common stock in the public market, could lower the market price for our common stock and adversely impact the trading price of the Notes.

The price of our common stock may be volatile, and the price of our common stock could decline because of many factors, including, without limitation, if we sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock, settlement of restricted stock units and issuance of performance shares pursuant to our employee benefit plans, for purchase by employees under our employee stock purchase plan, upon conversion of the Notes and in relation to the warrant transactions we entered into in connection with the pricing of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH**	XBRL Taxonomy Extension Schema Document.				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: November 4, 2016	By:	/s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 4, 2016	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)