Form 10-K
period 2016-12-31
ServiceNow, Inc.
filed 2017-02-28
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2016, the aggregate market value of its shares (based on a closing price of $66.40 per share on June 30, 2016 as reported on the New York Stock Exchange) held by non-affiliates was approximately $7.6 billion.
As of January 31, 2017, there were approximately 168.0 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the Securities and Exchange Commission (SEC). While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1.    BUSINESS

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses.

We offer a comprehensive set of cloud-based services that automate workflow within and between departments in an enterprise. Historically, our focus was on solving challenges found in enterprise information technology (IT) departments, and we pioneered the use of the cloud to deliver IT service management applications. We now provide workflow solutions that go beyond the scope of the IT department and have extended our focus to service management for customer support, human resources, security operations and other enterprise departments where a patchwork of semi-automated and manual processes had been used in the past. Using our cloud services, users can easily request business services from these departments, service levels from these departments improve and overall the business runs more efficiently.

All of our cloud services are built on our proprietary platform which features one code base and one data model. The platform also enables customers to easily create, by themselves or with our partners, their own service-oriented business applications across the enterprise. We deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed.

We market our services to enterprises in a wide variety of industries, including financial services, consumer products, IT services, health care, government, education and technology. We sell our subscription services primarily through direct sales and, to a lesser extent, through indirect channel sales. We also provide a portfolio of comprehensive professional services to customers through our professional services experts and a network of partners. As of December 31, 2016, we had approximately 3,600 enterprise customers, including more than 30% of the world’s 2,000 largest companies, as defined by an annual ranking by Forbes magazine.

We were incorporated as Glidesoft, Inc. in California in June 2004 and changed our name to Service-now.com in February 2006. In May 2012, we reincorporated into Delaware as ServiceNow, Inc.

Key Customer Benefits

Key customer benefits of our services include:

Security, Scalability and Performance. Our cloud-based architecture, customer-dedicated software and network resources, and high-availability infrastructure deliver security, scalability and performance to our customers' operations.

Automation. Our platform enables the implementation of standardized, automated workflows that reduce inefficiencies and the costs incurred by our customers in deploying enterprise-wide service management solutions.

Cloud delivery. The ease of implementing, configuring and upgrading our cloud-based applications enable the rapid delivery of solutions to service management requirements across the enterprise.

Single system of record. Consolidating service management applications across the enterprise onto one platform improves the manageability of IT systems, enhances compliance and reporting and reduces costs.

User satisfaction. We deliver a consumer product-like experience that improves user satisfaction and increases adoption.

Expertise. We offer customers an extensive network of experts, in addition to community-based and self-help support, so that customers have the resources to design, implement and manage enterprise-wide solutions.

Our Strategy

Our goal is to be the recognized leader of cloud-based services that automate service management requirements across the enterprise. We believe the market for our solutions is significant and growing, and we intend to continue to make significant investments to expand our operational capacity and global market adoption. Key elements of our growth strategy include:

Drive service management transformation. We will continue to inspire and lead global enterprises to transform service management by standardizing, consolidating and automating services across their businesses on our applications and platform.

Invest in technology leadership. We will continue to make significant investments in research and development to enhance our existing applications and deliver new applications, as well as develop new automation and machine intelligence technologies. We typically deliver ongoing innovation to our customers in two upgrades per year. We will also look to acquire technology and talent through acquisitions and partnerships.

Expand our customer base. We will continue to expand our customer base through additional investments in our direct sales force, strategic reseller and influencer partnerships, and our cloud infrastructure and data centers. We will make these investments in new and existing geographies in which we compete.

Extend our relationships with existing customers. We will continue to expand adoption of our services within our existing customer base by marketing, selling and further enhancing our applications and platform capabilities that deliver business benefits to our customers.

Develop our partner ecosystem. Our partners provide us and our customers with an important extension of product, solution and geographic reach. We intend to further strengthen and expand our relationships with strategic resellers, system integrators, managed service providers, global service providers and independent software vendors.

Strengthen our customer community. Customer success is our most critical objective, and we will continue to invest in resources that our customers value. Our annual user conference Knowledge, vertical market and other user groups, online community sharing and educational programs are among the ways we collaborate with and deliver ongoing value to our customers.

Our Cloud Services

ServiceNow Platform

The ServiceNow platform is the foundation of our cloud-based services and all of our applications are built on this one cloud platform. It provides a single data model, common services and delivers a single system of record with the ability to orchestrate actions to get work done across the enterprise. Common services provided by the platform include workflow, configuration management database, service catalog, service portal, knowledge management, reporting and analytics, data benchmarking, visual task boards, built-in and optional encryption capabilities and collaboration and developer tools. The platform also enables developers in IT and other departments across the enterprise to create, test and deploy their own applications within an integrated development environment while leveraging the single data model and common services of the platform.

Information Technology (IT)

We have three product suites focused on meeting the challenges of enterprise IT management and operations. Our IT Service Management (ITSM) product suite defines, structures, consolidates, manages and automates IT services that are offered to an enterprise’s employees, customers and partners. Among its capabilities, our ITSM product suite records incidents, remediates problems and oversees the management of IT resources. Our second product suite, IT Operations Management (ITOM), connects a customer's physical and cloud-based IT infrastructure with our applications and platform. It identifies a customer's IT infrastructure components (e.g., servers) and associated business services (e.g., email) which are dependent upon that infrastructure. It also maintains a single data record for all IT configurable items, which allows our customers to exercise control over their on-premise or cloud-based infrastructures and orchestrate key processes and tasks. Finally, our IT Business Management (ITBM) product suite enables customers to manage their IT priorities, including the scope and cost of IT projects, the development of software related to those projects and the overall management of the customer's IT project portfolio.

Customer Service

Our customer service management product defines, structures, consolidates, manages and automates customer service cases and requests. It allows common customer requests such as password resets to be automated with out-of-the-box self-service, and for other cases it routes work from the customer service agent to field service, engineering, operations, finance, or legal personnel to resolve the underlying issues. Our field service management application allows field service agents to be effectively assigned, deployed and managed on the same underlying customer service management platform that created and managed the customer incident.

Human Resources (HR)

Our HR service management product defines, structures, consolidates, manages and automates human resources services related to employee requests. HR service management capabilities include HR case management, employee self-service, knowledge management and management of employee lifecycle events such as onboarding, transfers and off-boarding.

Security Operations

Our security operations management product defines, structures, consolidates, manages and automates security operations management requirements of third-party and other sources of security alerts from a customer's infrastructure. Security operations management capabilities include security incident management, threat enrichment intelligence, vulnerability response management and security incident intelligence sharing. Our governance, risk and compliance management product defines, structures, consolidates, manages and automates cross-functional governance, risk and compliance workflows such as compliance controls and risk mitigation.

Comprehensive Professional Services

We offer a portfolio of comprehensive services that help ensure customer success.

Professional Services. Through ServiceNow professional services and partner professional services, we provide implementation and configuration services to drive value realization of the ServiceNow solutions.

Education Services. We offer training services and certification programs for different levels of ServiceNow expertise. Our training portfolio is customized for various skill levels and individual schedules.

Customer Support. As part of their subscription, customers receive support 24 hours a day, seven days a week around the globe, from technical resources located in Orlando, San Diego and Santa Clara in the United States, as well as internationally in Amsterdam, London, and Sydney. We also offer self-service technical support through our support portal, which provides access to documentation, knowledge base, online support forums and online incident filing.

 Our Technology and Operations

We designed our cloud computing service to support global enterprises. We operate a multi-instance architecture that provides each customer with its own dedicated application and database. This architecture is designed to deliver high-availability, scalability, performance, security and ease of upgrading. Our data centers process billions of record-producing transactions per month and manage multiple petabytes of data across our customer base. We have a standardized Java-based development environment, with the majority of our software written in industry standard software programming languages. Our infrastructure primarily consists of industry standard servers and network components. Our operating system and database are Linux and MySQL, respectively.

Our data centers operate in a paired configuration to enable replication for high-availability and redundancy. We operate data centers in Australia, Brazil, Canada, Hong Kong, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States.

We employ technologies, policies and procedures designed to protect customer data. Our services have received SSAE 16 (SOC 1 Type 1 and Type 2), SOC 2, ISO 27001 and ISO 27018 third-party attestations. Our U.S. federal services have also received a FedRAMP Provisional Authority to Operate that can be used by our U.S. federal customer base in addition to a Department of Defense Provisional Authority to Operate at Impact Level 2. Additionally, our data center providers have received an ISO 27001 or SSAE 16 attestation or equivalent.

We offer customers the option to be deployed on dedicated hardware in our data centers. Our architecture also gives us the added flexibility to deploy our service on-premises at a customer data center in order to support regulatory or security requirements, and a minority of our customers have elected to do so. We generally provide remote installation services and customer support to customers who have installed our services on-premises at their data center similar to the way we support customer instances deployed in our own managed data centers.

Sales and Marketing

We sell our services primarily through our global direct sales organization. We also sell our services indirectly through third-party channels by partnering with systems integrators, managed services providers and resale partners, particularly in less developed markets.

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

Customers

We primarily sell our services to large enterprise customers. We host and support large enterprise-wide deployments for our customers. As of December 31, 2016, we had approximately 3,600 enterprise customers, including more than 30% of the Global 2000, an annual ranking of the top 2,000 public companies in the world by Forbes magazine. Our customers operate in a wide variety of industries, including financial services, consumer products, IT services, health care, technology and government. No single customer accounted for more than 10% of our revenues for any of the periods presented.

Backlog

Backlog represents future unearned revenue amounts to be invoiced under our existing agreements and is not included in the deferred revenue on our consolidated balance sheets. As of December 31, 2016 and 2015, we had backlog of approximately $1.9 billion and $1.3 billion, respectively. We expect backlog will change from period to period for several reasons, including the timing and duration of customer subscription and professional services agreements, varying billing cycles of subscription agreements, and the timing of customer renewals.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single organizational entity, and therefore we manage, monitor and report our financials as a single reporting segment. For information regarding our revenue, revenue by geographic area and long-lived assets by geographic area, please refer to Note 2 and Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For financial information about our segment, please refer to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and to our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our software solutions. We focus on developing new services and core technologies and further enhancing the functionality, reliability and performance of existing solutions. We focus our efforts on anticipating customer demand and then bringing new services and new versions of existing services to market quickly in order to remain competitive in the marketplace. We have made, and will continue to make, significant investments in research and development to strengthen our existing applications, expand the number of applications on our platform and develop additional automation and machine intelligence technologies. Total research and development expense was $285.2 million, $217.4 million and $148.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Competition

The markets for our solutions and enterprise cloud services generally are fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We compete primarily with large, well-established, enterprise application software vendors, in-house solutions, large integrated systems vendors and established and emerging cloud vendors. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud solution. Accordingly, we compete with both enterprise application software vendors that provide on-premise software and with vendors providing cloud based services.

Our competitors vary in size and in the breadth and scope of the products and services offered. Our primary competitors include BMC Software, Inc., Microsoft Corporation, Oracle Corporation, SAP and Salesforce.com. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. As we continue to expand the breadth of our services to include offerings for service domains outside of IT, we expect increasing competition from platform vendors and from application development vendors focused on these other markets.

Various factors influence purchase decisions in our industry, including total cost of ownership, level of customer satisfaction, breadth and depth of product functionality, security and adherence to industry standards, brand awareness, flexibility and performance. We believe that we compete favorably with our competitors on each of these factors. However, many of our competitors have substantially greater financial, technical and other resources and may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our services. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors also have the operating flexibility to bundle competing products and services with other software offerings, including offering them at a lower price as part of a larger sale. As competition intensifies, we expect pricing competition to continue or increase.

Intellectual Property

We rely upon a combination of copyright, trade secret, patent and trademark laws in the United States and other jurisdictions as well as confidentiality procedures and contractual restrictions, such as confidentiality and license agreements, to establish, protect and grow our intellectual property (IP) rights. We also enter into confidentiality and proprietary rights agreements with our employees, partners, vendors, consultants and other third parties and control access to our IP and other proprietary information. We also purchase or license technology that we incorporate into our products or services.

We continue to grow our patent portfolio and IP rights around the world that relate to our products, services, research and development and other activities, and our success depends in part upon our ability to protect our core technology and IP. We file patent applications to protect our IP and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. However, we cannot be certain that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of value or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them.

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

Our industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. In addition, based on our greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. For example, in 2016 we settled two patent-related litigation matters and recorded a one-time charge of $270.0 million related to aggregate legal settlements. See “Risk Factors-Claims by others that we infringe their proprietary technology or other rights could harm our business” and “Legal Proceedings” below for additional information.

Employees

As of December 31, 2016, we had 4,801 full-time employees worldwide, including 1,225 in cloud operations, professional services, training and customer support, 1,875 in sales and marketing, 1,054 in research and development and 647 in general and administrative roles. None of our U.S. employees is represented by a labor union with respect to his or her employment. Employees in certain European countries are represented by workers' councils and also have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be very good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

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

Risks Related to Our Business and Industry

We expect our revenue growth rate to continue to decline, and we expect to continue to incur losses in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

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

We have recently introduced products in the markets for IT operations management, customer service, security operations, HR service management and the use of our platform for other service management applications outside of enterprise IT. Our successful entry into these and other new markets is important to our revenue growth prospects. We do not have a substantial operating history with these products, which limits our ability to forecast operating results, and the success of our efforts to address these markets depends on many factors, including: the degree of differentiation of our products and services from those offered by more established competitors in these markets; whether our product and services offer compelling benefits and value to customers; the time-frame and quality of our research and development efforts; the rigor and effectiveness of our quality testing and controls; and our ability to successfully market and sell into new markets with which our marketing and sales personnel are less experienced. We may not have the necessary resources, including employees with the required product management, engineering, marketing and sales expertise, to compete effectively in these new markets. Any new service that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, may not offer compelling customer benefits compared to competing products and services, and may not achieve the broad market acceptance necessary to generate significant revenues. In addition, the partner ecosystem for some of our new products is less developed than for our more mature products, and some of our new products require a commitment of resources and expertise by our customers, which they may lack, to ensure a successful implementation. If we are not able to successfully develop, market, sell and implement these and other newly introduced products and services to our existing customers and prospective new customers our revenue growth rate, business and operating results will be adversely affected.

If we suffer a cyber-security event we may lose customers and incur significant liabilities, any of which would harm our business and operating results.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information, including in some cases personally identifiable information, protected health information and credit card and other sensitive financial information. While we have security measures in place designed to protect customer information and prevent data loss, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Moreover, computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our systems in the past and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. A security breach or unauthorized access or loss of data could result in a disruption to our service, litigation, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

Disruptions or defects in our services could damage our customers’ businesses, subject us to substantial liability and harm our reputation and financial results.

From time to time, we experience defects in our services, and new defects may be detected in the future. For example, we provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may result from errors we make in delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service attacks. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world. These centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our customers use our services to manage important aspects of their own businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty, termination for material breach or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our warranty provisions or service level credit accruals or other increased expenses or risks of litigation. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

Our stock price can be volatile, including if we fail to meet the financial performance expectations of investors or securities analysts and the price of our common stock could decline substantially.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For any quarterly or annual period, there is a risk that our financial performance will not meet the financial guidance we have previously given for that period, or that we may otherwise fail to meet the financial performance expectations of the securities analysts who issue reports on our company and our common stock price, or of investors in our common stock. There is also a risk that we may issue forward-looking financial guidance for a quarterly or annual period that fails to meet the expectations of such securities analysts or investors. If any of the foregoing occurs, for any reason either within or outside of our control, the price of our common stock could decline substantially and investors in our common stock could incur substantial losses. Some of the important factors that may cause our revenues, operating results and cash flows, or our forward-looking financial guidance, to fall below the expectations of such securities analysts or investors, or otherwise cause our stock price to be volatile, include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	changes in foreign currency exchange rates;

•	the rate of expansion and productivity of our sales force;

•	the number of new employees added;

•	the cost, timing and management effort for our development of new products and services;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscription contracts or adversely affect renewal rates;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements for our services;

•	the length of the sales cycle for our services;

•	changes to our management team;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average contract term of our customer agreements and changes in billings duration;

•	changes in our renewal and upsell rates;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;

•	the impact of new accounting pronouncements, including the new revenue recognition standards that are effective for us beginning January 1, 2018;

•	changes in laws or regulations impacting the delivery of our services;

•	the amount and timing of stock awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

Unanticipated changes in our effective tax rate could impact our financial results.

We are subject to income taxes in the United States and various foreign jurisdictions. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods in which such determination is made. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities and the effects of acquisitions. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

Additionally, our future effective tax rate could be impacted by changes in accounting principles, changes in U.S. federal, state or international tax laws or tax rulings. For example, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Many countries are actively considering changes to existing tax laws or have proposed or enacted new laws, such as legislation recently enacted in the United Kingdom and in Australia. In October 2015, the Organization for Economic Co-Operation and Development released guidance, and is expected to continue to issue guidance and proposals, that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business and which could ultimately impact our tax liabilities. Any changes in federal, state or international tax laws or tax rulings may increase our worldwide effective tax rate and harm our financial position and results of operations.

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

Our financial results may be adversely affected by changes in accounting principles applicable to us.

We prepare our financial statements in accordance with GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This new standard is effective for our interim and annual periods beginning January 1, 2018, and we expect the new standard to have a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings and on our deferred commissions asset and the related amortization expense. We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements and our preliminary assessments are subject to change. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We compete primarily with large, well-established, enterprise application software vendors, in-house solutions, large integrated systems vendors, and established and emerging cloud vendors. Our primary competitors include BMC Software, Inc. Microsoft Corporation, Oracle Corporation, SAP and Salesforce.com. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud solution. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. As we expand the breadth of our services to include offerings in the markets for IT operations management, customer service, security operations, HR service management and use of our platform for other service management applications outside of enterprise IT, we expect increasing competition from platform vendors and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. We expect that smaller competitors and new entrants may accelerate pricing pressure, including in the IT service management market, which is our more mature offering and from which we derive the substantial majority of our revenues. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain market acceptance, any of which could harm our business.

Lawsuits against us by third-parties that allege we infringe their intellectual property rights could harm our business and operating results.

There is considerable patent and other intellectual property development activity in our industry. Many companies in our industry, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation or other violations of intellectual property rights against us.

Moreover, the patent portfolios of most of our competitors are larger than ours. This disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights. For example, in 2016 we settled two patent-related litigation matters and recorded a one-time charge of $270.0 million related to aggregate legal settlements.

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

If we are unsuccessful in increasing our penetration of international markets or managing the risks associated with foreign markets, our business and operating results will be adversely affected.

Sales outside of North America represented approximately 32% of our total revenues for the year ended December 31, 2016. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established, as compared to North America, Australia and areas within Western Europe. Over time an increasing proportion of the Global 2000 companies that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel and managing foreign operations.

Risks inherent with international sales include without limitation:

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, privacy and data protection laws and regulations;

•	compliance by us and our business partners with international bribery and anti-corruption laws, including the UK Bribery Act and the Foreign Corrupt Practices Act;

•	the risk that illegal or unethical activities of our business partners will be attributed to or result in liability to us;

•	longer and potentially more complex sales cycles;

•	longer accounts receivable payment cycles and other collection difficulties;

•
tax treatment of revenues from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;

•	different pricing and distribution environments;

•	foreign currency fluctuations which may cause transactional and translational remeasurement losses;

•	potential changes in international trade policies and agreements;

•	local business practices and cultural norms that may favor local competitors; and

•	localization of our services, including translation into foreign languages and associated expenses.

If we are unable to manage these risks, if our required investments in these international markets are greater than anticipated, or if we are unsuccessful in increasing sales in emerging markets, our revenue growth rate, business and operating results will be adversely affected.

If we are unable to continuously enhance our products and services to deliver consumer product-like experiences, mobility, messaging and ease of use, they could become less competitive or obsolete and our business and operating results will be adversely affected.

We believe that enterprises are increasingly focused on delivering a consumer product-like technology experience to users within the enterprise, such as employees, and to individuals interacting with the enterprise, such as customers, partners and suppliers. Accordingly, our ability to attract new customers and to renew and increase revenues from existing customers depends on our ability to continuously enhance our products and services and provide them in ways that are broadly accepted. In particular, we need to continuously modify and improve our products and services to keep pace with changes in user expectations, including for intuitive and attractive consumer product-like interfaces, use and mobility features, messaging, social networking, and communication, database, hardware and security technologies. If we are unable to consistently and timely meet these requirements, our products and services may become less marketable and less competitive or obsolete, and our business and operating results will be adversely affected.

If we lose key employees or are unable to attract and retain the employees we need, our business and operating results will be adversely affected.

Our success depends largely upon the continued services of our management team and many key individual contributors. From time to time, there may be changes in our management team resulting from the hiring or departure of employees, which could disrupt our business. For example, our founder and Chief Product Officer, Frederic Luddy, retired in October 2016, although he continues to serve as a member of our board of directors, and Daniel R. McGee resigned as our Chief Operating Officer in December 2016. Effective as of April 3, 2017, Frank Slootman will resign and John J. Donahoe will be appointed as our President and Chief Executive Officer, although Mr. Slootman will continue to serve as the Chairman of our board of directors. Our employees are generally employed on an at-will basis, which means that our employees could terminate their employment with us at any time. The loss of one or more members of our management team or other key employees could have a serious impact on our business. In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London and Amsterdam, our primary operating locations, is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Privacy laws and concerns, evolving regulation of cloud computing, cross-border data transfer restrictions, other foreign and domestic regulations and standards related to personal data and the Internet may adversely affect our business.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the solicitation, collection, transfer, processing, storage or use of personal or consumer information could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor framework that had been in place since 2000, which our customers relied upon to facilitate the transfer of personal data from the European Economic Area to the United States in compliance with applicable European data protection laws. Notwithstanding the recent adoption of the Privacy Shield Framework by the European Union and the United States, there is uncertainty surrounding how data transfers from the European Economic Area to the United States will be authorized in the future. In addition, the June 23, 2016 referendum by British voters to exit the European Union may further exacerbate many of the risks and uncertainties described above.

Moreover, complying with the recently adopted E.U. General Data Protection Regulation or other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices, may limit the use and adoption of our services and reduce overall demand for our services. In addition, non-compliance could result in proceedings against us by governmental entities or others and may otherwise adversely impact our business, financial condition and operating results.

In addition to government activity, privacy advocacy groups and the technology and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our applications and adversely affect our business.

Because we recognize revenues from our subscription service over the subscription term, downturns or upturns in new sales and renewals will not be immediately reflected in our operating results.

We generally recognize revenues from customers ratably over the terms of their subscriptions. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small, and perhaps no apparent, impact on our revenue results for that quarter. Further, a decline in new or renewed subscriptions in a quarter may not have an immediately apparent impact on billings for that quarter due to factors that may offset the decline, such as an increase in billings duration, a decline in the amount of contracts with future start dates and an increase in collections in the current quarter related to contracts with future start dates. Billings consists of amounts invoiced for contracts with new customers, upsells, renewals, backlog, professional services, training, and our Knowledge and other customer forum events. While we typically bill customers annually for our subscription services, customers sometimes request, and we accommodate, billings durations that differ from the typical twelve month term. In addition, we frequently enter into contracts with a contract start date in the future, and we exclude these amounts from billings as these amounts are not included in our consolidated balance sheets, unless such amounts have been paid as of the balance sheet date. Factors such as the weighted average billings duration and the timing of contract start dates and the timing of collections create variability in billings.

Further, a decline in new or renewed subscriptions in any given quarter will negatively affect our revenues and billings in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

As we acquire or invest in companies and technologies, we may not realize the expected business or financial benefits and the acquisitions and investments may divert our management’s attention and result in additional dilution to our stockholders.

We have acquired or invested in companies in the past as part of our business strategy and may continue to evaluate potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Acquisitions and investments involve numerous risks, including:

•	assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies;

•	failing to achieve the expected benefits of the acquisition or investment;

•	potential loss of key employees of the acquired company;

•	inability to maintain relationships with customers and partners of the acquired business;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	potential adverse tax consequences;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	disruption to our business and diversion of management attention and other resources;

•	potential financial and credit risks associated with acquired customers;

•
in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency and regulatory risks associated with specific countries; and

•	potential unknown liabilities associated with the acquired businesses.

In addition, we may have to pay cash, incur debt, or issue equity or equity linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness that could affect the market price of our common stock. The occurrence of any of these risks could harm our business, operating results and financial condition.

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

The Sarbanes-Oxley Act requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses. New accounting principles, such as the new revenue recognition standards that are effective for us beginning January 1, 2018, require significant changes to our existing processes and controls. We may not be able to effectively implement system and process changes required for the new standards on a timely basis. Any delays or failure to update our systems and processes could also lead to a material weakness.

Weakened global economic conditions may harm our industry, business and results of operations.

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been impacted by high levels of bad debt globally, geopolitical instability, slowing economic growth in China, falling demand for a variety of goods and services including oil and other commodities, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In addition, the June 23, 2016 referendum by British voters to exit the European Union creates significant future economic uncertainties across the European Economic Area, including the United Kingdom. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing, and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments about our business for this reason our business and results of operations could be adversely affected.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics, terrorism, political unrest and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and would cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain in connection with any natural disaster. The majority of our research and development activities, corporate offices, information technology systems, and other critical business operations are located near major seismic faults in California and Washington. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

Risks Related to Our 0% Convertible Senior Notes Due 2018 (Notes)

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture for the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to note holders.

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

In connection with the sale of the Notes, we entered into convertible note hedge (Note Hedge) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock, or Warrants. The Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of Notes by us on any fundamental change repurchase date (as defined in the indenture for the Notes) or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect note holders’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the Notes.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock, some of which are beyond our control, include:

•	our operating performance and the performance of other similar companies;

•	whether our operating results meet the expectations of securities analysts or investors;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of new products, services or technologies, new applications or enhancements to services, strategic alliances, acquisitions, or other significant events by us or by our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high-growth or cloud companies;

•	changes to our management team;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•	the size of our market float;

•
the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the Notes or in connection with the Note Hedge and Warrant transactions relating to the Notes;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	overall performance of the equity markets.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results, and financial condition.

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

Further, the fundamental change provisions of our Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change.

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

We recorded charges for aggregate legal settlements of $270.0 million in our consolidated statement of comprehensive loss for the year ended December 31, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement. Refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of these matters.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “NOW.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2016
First Quarter	$85.67	$46.00
Second Quarter	$77.76	$60.05
Third Quarter	$80.31	$64.31
Fourth Quarter	$89.79	$72.80

Year ended December 31, 2015
First Quarter	$81.24	$62.55
Second Quarter	$83.52	$70.32
Third Quarter	$81.21	$64.29
Fourth Quarter	$91.28	$67.65

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

Stockholders

As of December 31, 2016, there were 14 registered stockholders of record (not including beneficial holders of stock held in street names) of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on June 29, 2012 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2016, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
	Jun 29, 2012	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016
ServiceNow, Inc.	$100.00	$122.07	$227.68	$275.81	$351.87	$302.20
NYSE Composite	100.00	109.60	138.40	147.74	141.70	158.61
S&P Systems Software	100.00	97.22	129.20	158.92	175.56	198.80

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2016.

Issuer Purchases of Equity Securities

During the year ended December 31, 2016, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

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

The selected consolidated statements of operations data for each of the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and are included in this Form 10-K. The consolidated statements of operations data for the year ended December 31, 2013, and 2012, and the selected consolidated balance sheet data as of December 31, 2014, 2013, and 2012 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The consolidated financial information below reflects the impact of the Company’s acquisitions.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$1,221,639	$848,278	$567,217	$349,804	$204,526
Professional services and other	168,874	157,202	115,346	74,846	39,186
Total revenues	1,390,513	1,005,480	682,563	424,650	243,712
Cost of revenues(1):
Subscription	235,414	183,400	142,687	87,928	63,258
Professional services and other	163,268	146,013	106,089	67,331	40,751
Total cost of revenues	398,682	329,413	248,776	155,259	104,009
Gross profit	991,831	676,067	433,787	269,391	139,703
Operating expenses(1):
Sales and marketing	700,464	498,439	341,119	195,190	103,837
Research and development	285,239	217,389	148,258	78,678	39,333
General and administrative	158,936	126,604	96,245	61,790	34,117
Legal settlements(2)	270,000	—	—	—	—
Total operating expenses	1,414,639	842,432	585,622	335,658	177,287
Loss from operations	(422,808)	(166,365)	(151,835)	(66,267)	(37,584)
Interest expense	(33,278)	(31,097)	(29,059)	(3,498)	—
Interest income and other income (expense), net	6,035	4,450	5,354	(1,432)	1,604
Loss before provision for income taxes	(450,051)	(193,012)	(175,540)	(71,197)	(35,980)
Provision for income taxes	1,753	5,414	3,847	2,511	1,368
Net loss	$(451,804)	$(198,426)	$(179,387)	$(73,708)	$(37,348)
Net loss per share - basic and diluted	$(2.75)	$(1.27)	$(1.23)	$(0.54)	$(0.51)
Weighted-average shares used to compute net loss per share - basic and diluted	164,533,823	155,706,643	145,355,543	135,415,809	73,908,631

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues:
Subscription	$28,420	$23,416	$14,988	$8,434	$3,929
Professional services and other	26,442	23,265	13,116	4,749	1,574
Sales and marketing	131,571	102,349	54,006	21,609	10,189
Research and development	81,731	70,326	42,535	16,223	6,496
General and administrative	49,416	38,357	29,674	14,566	5,749
Total stock-based compensation	$317,580	$257,713	$154,319	$65,581	$27,937

(2)
For details regarding the legal settlements expenses of $270.0 million included in the year ended December 31, 2016, refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$1,162,020	$1,223,917	$935,563	$889,910	$314,691
Working capital, excluding deferred revenue	1,132,819	947,002	809,660	722,214	364,426
Total assets	2,033,767	1,807,052	1,424,752	1,168,077	478,114
Deferred revenue, current and non-current portion	895,101	603,754	422,238	266,722	170,361
Convertible senior notes, net	507,812	474,534	443,437	414,378	—
Total stockholders’ equity	386,961	566,814	428,675	394,259	243,405

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

Our billings and free cash flow measures included in the sections entitled “—Key Business Metrics—Billings,” “—Key Business Metrics—Free Cash Flow,” and “—Seasonality, Cyclicality and Quarterly Trends" are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe investors should consider these non-GAAP financial measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends.

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses. We offer our services on an annual subscription fee basis which includes access to the ordered subscription service and related support including updates to the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and, to a lesser extent, indirectly through channel partners and third-party referrals. We also generate revenues from professional services for implementation and configuration services and for training of customer and partner personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 4,801 as of December 31, 2016 from 3,686 as of December 31, 2015.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 341, 227 and 157 customers with ACV greater than $1 million as of December 31, 2016, 2015 and 2014, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate (GULT), Data Universal Numbering System (DUNS) and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to "Government of the United States" under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was entered into. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

G2K customer count. The Global 2000 (G2K) customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2,000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution.

Our G2K customer count was 735, 633 and 533 as of December 31, 2016, 2015 and 2014, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking cumulative ACV from G2K customers as of the end of the period divided by cumulative count of G2K customers as of the end of the period. Foreign currency rate fluctuations could cause variability in the average ACV per G2K customer. Our average ACV per G2K customer was approximately $1.1 million, $0.9 million and $0.7 million as of December 31, 2016, 2015 and 2014, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from lost customers, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all lost customers. Accordingly, our renewal rate is a calculation based on ACV and is not based on the number of customers that have renewed. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. Our renewal rate was 98% for the years ended December 31, 2016 and 2015 and 97% for the year ended December 31, 2014. As renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Billings. We define billings as revenue recognized plus the change in total deferred revenue as presented on the consolidated statements of cash flows. The change in total deferred revenue as presented on the consolidated statements of cash flows represent the change in deferred revenues in local currencies translated into U.S. dollars using an average foreign currency exchange rate, and aligns actual billings with the exchange rates in effect at the time of the billings. We believe billings is a useful leading indicator regarding the performance of our business.

A calculation of billings is provided below:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Billings:
Total revenues	$1,390,513	$1,005,480	$682,563
Change in deferred revenue from the consolidated statements of cash flows	300,167	195,900	168,393
Total billings	$1,690,680	$1,201,380	$850,956
Year-over-year percentage change in total billings	41%	41%	64%

Billings consists of amounts invoiced for contracts with new customers, upsells, renewals, backlog, professional services, training, and our Knowledge and other customer forum events. While we typically bill customers annually for our subscription services, customers sometimes request, and we accommodate, billings durations that differ from the typical twelve month term. In addition, from time to time we enter into contracts with a contract start date in the future, and we exclude these amounts from billings as these amounts are not included in our consolidated balance sheets, unless such amounts have been paid as of the balance sheet date. Factors such as the weighted average billings duration, the timing of contract start dates and timing of collections create variability in billings. Accordingly, while we believe billings is a useful leading indicator regarding the performance of our business, a decline in new or renewed subscriptions in a reporting period may not have an immediately apparent impact on billings for that reporting period due to factors that may offset the decline, such as an increase in billings duration, a decline in the dollar value of contracts with future start dates and an increase in collections in the current period related to contracts with future start dates.

To facilitate greater year-over-year comparability in our billings information, we disclose the impact that foreign currency rate fluctuations and fluctuations in billings duration had on our billings. The impact of foreign currency rate fluctuations is calculated by translating the current period results for entities reporting in currencies other than U.S. Dollars into U.S. Dollars at the exchange rates in effect during the prior period presented, rather than the actual exchange rates in effect during the current period. The impact of fluctuations in billings duration is calculated by applying the weighted average billings duration in effect during the prior period presented rather than the actual weighted average billings duration in effect during the current period. Weighted average billings duration refers to the weighted average billings duration for all our customer contracts commencing during the period, unless such amounts have been paid during the period. Although we believe these adjustments improve comparability of our billings information from period to period, a decline in new or renewed subscriptions in a reporting period may not have an immediately apparent impact on billings for that reporting period due to factors that may offset the decline, such as a decline in the dollar value of contracts with future start dates and an increase in collections in the current period related to contracts with future start dates.

Foreign currency rate fluctuations had an unfavorable impact of $8.4 million and $74.3 million on billings for the years ended December 31, 2016 and 2015, respectively. Changes in weighted average billings duration had a favorable impact of $24.6 million and $1.8 million for the years ended December 31, 2016 and 2015 respectively.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. In addition, free cash flow is impacted by the timing of collections and disbursements, including the timing of capital expenditures. A calculation of free cash flow is provided below:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities (1)	$159,921	$317,754	$140,937
Purchases of property and equipment	(105,562)	(87,481)	(54,379)
Free cash flow (2)	$54,359	$230,273	$86,558

(1) During the year ended December 31, 2016, we early adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 2 Recent Accounting Pronouncements for further details. This adoption resulted in a $2.7 million increase in net cash provided by operating activities and a corresponding $2.7 million decrease in net cash provided by financing activities for the year ended December 31, 2015, and a $2.0 million increase in net cash provided by operating activities and a corresponding $2.0 million decrease in net cash provided by financing activities for the year ended December 31, 2014, as compared to the amounts previously reported.

(2) Free cash flow includes the effect of a $267.5 million payment for aggregate legal settlements for the year ended December 31, 2016. Refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the term of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 32 months for the years ended December 31, 2016, 2015 and 2014. The average upsell contract term was 26 months for the years ended December 31, 2016 and 2015, and 25 months for the year ended December 31, 2014. The average renewal contract term was 28 months, 25 months, and 26 months for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We generate sales directly through our sales team and, to a lesser extent, through our channel partners. Revenues from our direct sales organization represented 88%, 89%, and 87% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We make sales to our channel partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, our channel partners and other third parties provide us referrals for which we pay a referral fee between 5% and 15% of the customer's ACV, depending on the level of activity the partner performs in the sales process. We include these fees in sales and marketing expense.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to infrastructure that is not dedicated for customer use or research and development use are allocated to cost of revenues and operating expenses based on headcount.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which includes facility costs associated with our data centers as well as interconnectivity between data centers, depreciation related to our cloud-based infrastructure hardware equipment dedicated for customer use, amortization of intangible assets and personnel related costs directly associated with our cloud-based infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners, travel expenses and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 19%, 20% and 17% for the years ended December 31, 2016, 2015 and 2014, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also include third-party referral fees, expenses related to our annual Knowledge user conference, other marketing program expenses, which includes events, advertising and market data, and allocated overhead.

Research and Development

Research and development expenses consist primarily of personnel related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation and allocated overhead. Research and development expenses also include data center capacity costs, amortization of intangible assets and depreciation of cloud-based infrastructure hardware equipment that are used solely for research and development purposes.

General and Administrative

General and administrative expenses consist primarily of personnel related expenses for our executive, finance, legal, human resources, facility and administrative personnel, including salaries, benefits, bonuses and stock-based compensation, external legal, accounting and other professional services fees, other corporate expenses, amortization of intangible assets and allocated overhead.

Legal Settlements

Legal settlements consist of one-time aggregate charges related to the settlement agreements with Hewlett Packard Enterprise Company (HPE) and BMC Software, Inc. (BMC). Refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of these matters.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2016 and 2015. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Subscription	$1,221,639	$848,278	$567,217
Professional services and other	168,874	157,202	115,346
Total revenues	1,390,513	1,005,480	682,563
Cost of revenues(1):
Subscription	235,414	183,400	142,687
Professional services and other	163,268	146,013	106,089
Total cost of revenues	398,682	329,413	248,776
Gross profit	991,831	676,067	433,787
Operating expenses(1):
Sales and marketing	700,464	498,439	341,119
Research and development	285,239	217,389	148,258
General and administrative	158,936	126,604	96,245
Legal settlements(2)	270,000	—	—
Total operating expenses	1,414,639	842,432	585,622
Loss from operations	(422,808)	(166,365)	(151,835)
Interest expense	(33,278)	(31,097)	(29,059)
Interest income and other income (expense), net	6,035	4,450	5,354
Loss before provision for income taxes	(450,051)	(193,012)	(175,540)
Provision for income taxes	1,753	5,414	3,847
Net loss	$(451,804)	$(198,426)	$(179,387)

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues:
Subscription	$28,420	$23,416	$14,988
Professional services and other	26,442	23,265	13,116
Sales and marketing	131,571	102,349	54,006
Research and development	81,731	70,326	42,535
General and administrative	49,416	38,357	29,674
Total stock-based compensation	$317,580	$257,713	$154,319

(2)
For details regarding the legal settlements expenses of $270.0 million included in the year ended December 31, 2016, refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
Revenues:
Subscription	88%	84%	83%
Professional services and other	12	16	17
Total revenues	100	100	100
Cost of revenues(1):
Subscription	17	18	21
Professional services and other	12	15	16
Total cost of revenues	29	33	37
Gross profit	71	67	63
Operating expenses(1):
Sales and marketing	50	50	50
Research and development	21	22	22
General and administrative	11	12	14
Legal settlements(2)	19	—	—
Total operating expenses	101	84	86
Loss from operations	(30)	(17)	(23)
Interest expense	(2)	(3)	(3)
Interest income and other income (expense), net	—	1	1
Loss before provision for income taxes	(32)	(19)	(25)
Provision for income taxes	—	1	1
Net loss	(32)%	(20)%	(26)%

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues:
Subscription	2%	2%	2%
Professional services and other	2	2	2
Sales and marketing	9	10	8
Research and development	6	8	7
General and administrative	4	4	4
Total stock-based compensation	23%	26%	23%

(2)
For details regarding the legal settlements expenses of $270.0 million included in the year ended December 31, 2016, refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Comparison of the years ended December 31, 2016 and 2015

Revenues

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
Revenues:
Subscription	$1,221,639	$848,278	44%
Professional services and other	168,874	157,202	7%
Total revenues	$1,390,513	$1,005,480	38%
Percentage of revenues:
Subscription	88%	84%
Professional services and other	12	16
Total	100%	100%

Subscription revenues increased $373.4 million during the year ended December 31, 2016, compared to the prior year, driven by upsells and an increase in customer count. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues in the year ended December 31, 2017 as we continue to add new customers and upsell to existing customers. Our expectations for 2017 revenues, cost of revenues and operating expenses was based on foreign exchange rates as of December 31, 2016.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
Service Management solutions	$1,108,846	$783,603	42%
IT Operations Management solutions	112,793	64,675	74%
Total subscription revenues	$1,221,639	$848,278	44%

Our Service Management solutions include ServiceNow Platform, IT Service Management, IT Business Management, Customer Service, Human Resources and Security Operations, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

Professional services and other revenues increased $11.7 million during the year ended December 31, 2016, compared to the prior year, due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $12.8 million during the year ended December 31, 2016 compared to $10.9 million in the prior year due to increased sponsorship and paid registrations in the current year. We expect professional services and other revenues to grow at a slower rate compared to subscription revenues as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 32% and 30% of total revenues for the year ended December 31, 2016 and 2015, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the year ended December 31, 2015 to the year ended December 31, 2016 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2016 at the exchange rates for the year ended December 31, 2015 rather than the actual exchange rates in effect during the period, our subscription revenues would have increased by an additional $6.3 million. The impact from the foreign currency movements from the year ended December 31, 2015 to the year ended December 31, 2016 is not material to professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$235,414	$183,400	28%
Professional services and other	163,268	146,013	12%
Total cost of revenues	$398,682	$329,413	21%
Gross profit percentage:
Subscription	81%	78%
Professional services and other	3%	7%
Total gross profit percentage	71%	67%
Gross profit:	$991,831	$676,067	47%
Headcount (at period end)
Subscription	729	579	26%
Professional services and other	496	486	2%
Total headcount	1,225	1,065	15%

Cost of subscription revenues increased $52.0 million during the year ended December 31, 2016, compared to the prior year, primarily due to increased headcount resulting in an increase of $17.3 million in personnel related costs excluding stock-based compensation, an increase of $5.0 million in stock-based compensation, and an increase of $7.2 million in other overhead expenses. In addition, there was an increase of $10.3 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers, an increase of $5.3 million in data center capacity costs primarily due to the expansion of our data centers, and an increase of $1.5 million in amortization of intangible assets as a result of acquisitions in 2016.

Our subscription gross profit percentage increased to 81% for the year ended December 31, 2016, from 78% for the year ended December 31, 2015, due to improved data center utilization and economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase the number of users within our customer instances, but we expect such increase to be at a slower rate than the increase in our subscription revenue, leading to a slight increase in our subscription gross profit percentage for the year ended December 31, 2017 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $17.3 million during the year ended December 31, 2016 compared to the prior year, primarily due to increased headcount resulting in an increase of $8.0 million in personnel related costs excluding stock-based compensation, an increase of $3.2 million in stock-based compensation, and an increase of $3.4 million in overhead expenses.

Our professional services and other gross profit percentage decreased to 3% during the year ended December 31, 2016 compared to 7% in the prior year due to lower utilization rates as we invest in specialized resources to support our newer products and higher growth rate in our stock-based compensation of 14% compared to the growth rate in our professional services and other revenues of 7%, partially offset by the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $12.8 million, or 8 percentage points to the professional services and other gross profit percentage for the year ended December 31, 2016. Knowledge contributed $10.9 million, or 7 percentage points to the professional services and other gross profit percentage for the year ended December 31, 2015. We expect cost of professional services and other revenues to increase in absolute dollars as our business grows, but we expect such increase to be at a slower rate than the increase in professional services and other revenues, leading to an increase in professional services and other gross profit percentage for the year ended December 31, 2017.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2015 to the year ended December 31, 2016 had a favorable impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2016 at the exchange rates for the year ended December 31, 2015 rather than the actual exchange rates in effect during the year ended December 31, 2016, our cost of subscription revenues would have increased by an additional $3.3 million and our cost of professional services and other revenues would have increased by an additional $1.6 million.

Sales and Marketing

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Sales and marketing	$700,464	$498,439	41%
Percentage of revenues	50%	50%
Headcount (at period end)	1,875	1,416	32%

Sales and marketing expenses increased $202.0 million during the year ended December 31, 2016, compared to the prior year, primarily due to increased headcount resulting in an increase of $106.4 million in personnel related costs excluding stock-based compensation, an increase of $29.2 million in stock-based compensation, an increase of $23.2 million in overhead expenses, and an increase of $15.7 million in commission expense. Commissions and referral fee expenses amounted to 7% and 8% of subscription revenues for the years ended December 31, 2016 and 2015, respectively. Outside services increased $3.7 million primarily due to an increase in contractors and professional fees to support our sales and marketing functions

In addition, expenses related to our annual Knowledge user conference increased $3.0 million, from $21.0 million for the year ended December 31, 2015 to $24.0 million for the year ended December 31, 2016, due to a 31% increase in attendance year-over-year. All other marketing program expenses, which include events, advertising and market data, increased $18.6 million for the year ended December 31, 2016 compared to the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2015 to the year ended December 31, 2016 had a favorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2016 at the exchange rates for the year ended December 31, 2015 rather than the actual exchange rates in effect during the period, our sales and marketing expenses would have increased by an additional $6.3 million.

We expect sales and marketing expenses to increase for the year ended December 31, 2017 in absolute dollar terms, but decrease slightly as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Research and development	$285,239	$217,389	31%
Percentage of revenues	21%	22%
Headcount (at period end)	1,054	756	39%

Research and development expenses increased $67.9 million during the year ended December 31, 2016, compared to the prior year, primarily due to increased headcount resulting in an increase of $39.9 million in personnel related costs excluding stock-based compensation, an increase of $11.4 million in stock-based compensation, and an increase of $10.2 million in overhead expenses. Outside services increased $2.0 million primarily due to increase in professional fees to support our research and development functions. Research and development expenses also increased $2.5 million due to an increase in data center capacity costs and depreciation of cloud-based infrastructure hardware equipment that are used solely for research and development purposes. Amortization of intangible assets increased $1.2 million as a result of acquisitions in 2016.

The impact from the foreign currency movements from the year ended December 31, 2015 to the year ended December 31, 2016 is not material to research and development expenses.

We expect research and development expenses to increase for the year ended December 31, 2017 in absolute dollar terms, but decrease slightly as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
General and administrative	$158,936	$126,604	26%
Percentage of revenues	11%	12%
Headcount (at period end)	647	449	44%

General and administrative expenses increased $32.3 million during the year ended December 31, 2016, compared to the prior year, primarily due to increased headcount resulting in an increase of $13.3 million in personnel related costs excluding stock-based compensation, an increase of $11.1 million in stock-based compensation, and an increase of $6.1 million in overhead expenses.

The impact from the foreign currency movements from the year ended December 31, 2015 to the year ended December 31, 2016 is not material to general and administrative expenses.

We expect general and administrative expenses to increase for the year ended December 31, 2017 in absolute dollar terms as we continue to hire people, but decrease slightly as a percentage of total revenues as we continue to grow.

Legal Settlements

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Legal settlements	$270,000	$—	NM
Percentage of revenues	19%	NM

Legal settlements increased $270.0 million during the year ended December 31, 2016 compared to the prior year, related to the settlement agreements with HPE and BMC. Refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of these matters.

Stock-based Compensation

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Cost of revenues:
Subscription	$28,420	$23,416	21%
Professional services and other	26,442	23,265	14%
Sales and marketing	131,571	102,349	29%
Research and development	81,731	70,326	16%
General and administrative	49,416	38,357	29%
Total stock-based compensation	$317,580	$257,713	23%
Percentage of revenues	23%	26%

Stock-based compensation increased $59.9 million during the year ended December 31, 2016, compared to the prior year, primarily due to equity grants to new employees and additional grants to current employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of December 31, 2016, we expect stock-based compensation to continue to increase for the year ended December 31, 2017 in absolute dollar terms, but decrease as a percentage of total revenues as we continue to grow.

Interest Expense

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Interest expense	$(33,278)	$(31,097)	7%
Percentage of revenues	(2)%	(3)%

Interest expense increased $2.2 million during the year ended December 31, 2016, compared to the prior year, due to the increase in amortization expense of debt discount and issuance costs related to our convertible senior notes (Notes) issued in November 2013. During the year ended December 31, 2017, we expect to incur approximately $35.6 million in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Interest income	$8,032	$4,749	69%
Foreign currency exchange gain (loss)	(2,248)	51	NM
Other	251	(350)	(172)%
Interest income and other income (expense), net	$6,035	$4,450	36%
Percentage of revenues	—%	1%

Interest income and other income (expense), net, increased $1.6 million during the year ended December 31, 2016, compared to the prior year, primarily due to increased interest income, partially offset by increased foreign exchange losses. We had foreign exchange losses of $2.2 million for the year ended December 31, 2016 compared to gains of $0.1 million for the year ended December 31, 2015 as a result of fluctuations in foreign currency exchange rates. Interest income increased $3.3 million due to the higher yields during the year ended December 31, 2016 compared to the prior year.

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

 Provision for Income Taxes

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Loss before income taxes	$(450,051)	$(193,012)	133%
Provision for income taxes	1,753	5,414	(68)%
Effective tax rate	—%	(3)%

Our effective tax rate was 0% for the year ended December 31, 2016 compared to (3)% for the prior year. Our tax expense decreased $3.7 million during the year ended December 31, 2016, compared to the prior year, primarily due to a partial release of valuation allowance in connection with acquisitions. See Note 15 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

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

Net Loss

	Year Ended December 31		% Change
	2016	2015
	(dollars in thousands)
Net loss	$(451,804)	$(198,426)	128%
Percentage of revenues	(32)%	(20)%

Net loss increased $253.4 million during the year ended December 31, 2016, compared to the prior year primarily due to legal settlements. Refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of these matters. We expect to continue to incur a GAAP loss for the year ended December 31, 2017, due to increased costs and expenses including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Comparison of the years ended December 31, 2015 and 2014

Revenues

	Year Ended December 31,		% Change
	2015	2014
	(dollars in thousands)
Revenues:
Subscription	$848,278	$567,217	50%
Professional services and other	157,202	115,346	36%
Total revenues	$1,005,480	$682,563	47%
Percentage of revenues:
Subscription	84%	83%
Professional services and other	16	17
Total	100%	100%

Subscription revenues increased $281.1 million during the year ended December 31, 2015, compared to the prior year, driven by upsells and an increase in customer count.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2015	2014
	(dollars in thousands)
Service Management solutions	$783,603	$532,045	47%
IT Operations Management solutions	64,675	35,172	84%
Total subscription revenues	$848,278	$567,217	50%

Our Service Management solutions include ServiceNow Platform, IT Service Management, IT Business Management, Customer Service, Human Resources and Security Operations, which have similar features and functions and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

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

Our international operations provided a significant portion of our total revenues. Revenues outside North America represented 30% and 32% of total revenues for the year ended December 31, 2015 and 2014, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily Euro) from the year ended December 31, 2014 to the year ended December 31, 2015 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the period, our subscription revenues would have increased by an additional $48.0 million and our professional services and other revenues would have increased by an additional $12.0 million.

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

Our subscription gross profit percentage increased to 78% for the year ended December 31, 2015, from 75% for the year ended December 31, 2014, due to improved data center utilization and economies of scale.

Cost of professional services and other revenues increased $39.9 million during the year ended December 31, 2015 compared to the prior year, primarily due to increased headcount resulting in an increase of $11.2 million in personnel related costs excluding stock-based compensation, an increase of $10.1 million in stock-based compensation, an increase of $5.3 million in overhead expenses, and an increase of $13.2 million in contracted third-party costs.

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

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2014 to the year ended December 31, 2015 had a favorable impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the year ended December 31, 2015, our cost of subscription revenues would have increased by an additional $8.0 million and our cost of professional services and other revenues would have increased by an additional $7.8 million.

Sales and Marketing

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$498,439	$341,119	46%
Percentage of revenues	50%	50%
Headcount (at period end)	1,416	1,011	40%

Sales and marketing expenses increased $157.3 million during the year ended December 31, 2015, compared to the prior year, primarily due to increased headcount resulting in an increase of $57.7 million in personnel related costs excluding stock-based compensation, an increase of $48.3 million in stock-based compensation, an increase of $19.0 million in overhead expenses, and an increase of $15.3 million in commission expense. Commissions and referral fee expenses amounted to 8% and 10% of subscription revenues for the years ended December 31, 2015 and 2014, respectively.

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

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2014 to the year ended December 31, 2015 had a favorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the period, our sales and marketing expenses would have increased by an additional $20.9 million.

Research and Development

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
Research and development	$217,389	$148,258	47%
Percentage of revenues	22%	22%
Headcount (at period end)	756	585	29%

Research and development expenses increased $69.1 million during the year ended December 31, 2015, compared to the prior year, primarily due to increased headcount resulting in an increase of $27.8 million in stock-based compensation, an increase of $25.4 million in personnel related costs excluding stock-based compensation and an increase of $10.6 million in overhead expenses. Research and development expenses also increased $3.5 million due to an increase in data center capacity costs and depreciation of cloud-based infrastructure hardware equipment that are used solely for research and development purposes.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2014 to the year ended December 31, 2015 had a favorable impact on our research and development expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2015 at the exchange rates for the year ended December 31, 2014 rather than the actual exchange rates in effect during the year ended December 31, 2015, our research and development expenses would have increased by an additional $4.2 million.

General and Administrative

	Year Ended December 31		% Change
	2015	2014
	(dollars in thousands)
General and administrative	$126,604	$96,245	32%
Percentage of revenues	12%	14%
Headcount (at period end)	449	336	34%

General and administrative expenses increased $30.4 million during the year ended December 31, 2015, compared to the prior year, primarily due to an increase of $14.2 million in outside services primarily driven by an increase in legal fees associated with our litigation and an increase in the number of contractors to support our administrative functions. In addition, stock-based compensation increased $8.7 million and personnel related costs excluding stock-based compensation increased $7.4 million, primarily driven by the increased headcount.

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

	For the Three Months Ended
	Dec 31, 2016	Sep 30, 2016	June 30, 2016	March 31, 2016	Dec 31, 2015	Sep 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data)
Revenues:
Subscription	$344,604	$318,934	$290,679	$267,422	$244,702	$223,208	$200,461	$179,907
Professional services and other	41,062	38,722	50,633	38,457	40,948	37,942	46,255	32,057
Total revenues	385,666	357,656	341,312	305,879	285,650	261,150	246,716	211,964
Cost of revenues:
Subscription	64,707	61,566	56,360	52,781	49,511	46,053	45,392	42,444
Professional services and other	40,229	41,271	40,289	41,479	41,398	35,835	34,325	34,455
Total cost of revenues	104,936	102,837	96,649	94,260	90,909	81,888	79,717	76,899
Gross profit	280,730	254,819	244,663	211,619	194,741	179,262	166,999	135,065
Operating expenses:
Sales and marketing	188,857	166,491	186,506	158,610	133,909	117,899	136,574	110,057
Research and development	73,933	75,018	70,364	65,924	58,443	55,822	53,276	49,848
General and administrative	41,543	40,085	36,071	41,237	33,247	33,581	30,384	29,392
Legal settlements (1)	—	—	—	270,000	—	—	—	—
Total operating expenses	304,333	281,594	292,941	535,771	225,599	207,302	220,234	189,297
Loss from operations	(23,603)	(26,775)	(48,278)	(324,152)	(30,858)	(28,040)	(53,235)	(54,232)
Interest expense	(8,532)	(8,389)	(8,248)	(8,109)	(7,973)	(7,839)	(7,707)	(7,578)
Interest income and other income (expense), net	1,290	1,783	2,260	702	3,177	(3,952)	521	4,704
Loss before provision for income taxes	(30,845)	(33,381)	(54,266)	(331,559)	(35,654)	(39,831)	(60,421)	(57,106)
Provision for income taxes	1,744	2,877	(4,641)	1,773	1,724	1,199	1,504	987
Net loss	$(32,589)	$(36,258)	$(49,625)	$(333,332)	$(37,378)	$(41,030)	$(61,925)	$(58,093)
Net loss per share - basic and diluted	$(0.20)	$(0.22)	$(0.30)	$(2.06)	$(0.23)	$(0.26)	$(0.40)	$(0.38)

(1)
For details regarding the legal settlements expenses of $270.0 million included in the year ended December 31, 2016, refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the quarter ended December 31. The increase in customer agreements for the quarter ended December 31 is primarily a result of the terms of our commission plans to incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry which are driven primarily by the expiration of annual authorized budgeted expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent, in our billings, due to the fact that we exclude contracts with a future start date from our billings. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues over the term of the license agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Our free cash flow is impacted by the timing of collections and disbursements, including the timing of capital expenditures. We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts as described above.

Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$159,921	$317,754	$140,937
Net cash used in investing activities	(108,448)	(231,743)	(316,928)
Net cash (used in) provided by financing activities	(55,752)	80,330	68,735
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates on cash	(11,067)	159,850	(113,848)

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of December 31, 2016, we had $899.4 million in cash and cash equivalents and short-term investments, of which $184.5 million represented cash owned by foreign subsidiaries. In addition, we had $262.7 million in long-term investments that provide additional capital resources.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets, intangibles, and investments in office facilities to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $159.9 million for the year ended December 31, 2016 compared to $317.8 million for the prior year. The decrease in operating cash flow was primarily due to $267.5 million cash paid for aggregate legal settlements during the year ended December 31, 2016 (refer to Note 16 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details). The remaining change was due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities.

Net cash provided by operating activities was $317.8 million for the year ended December 31, 2015 compared to $140.9 million for the prior year. The increase in operating cash flow was primarily due to an increased net loss offset by a substantial increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities. Net cash flow from the aggregate of changes in accounts receivable, deferred commissions and deferred revenue increased due to increased sales for the year ended December 31, 2015. Net cash flows from the aggregate of changes in accrued liabilities, accounts payable and prepaid expenses increased due to the growth of our business and increased headcount of 30% for the year ended December 31, 2015, as well as timing of our cash payments.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $108.4 million compared to $231.7 million for the prior year. The decrease in cash used in investing activities was mainly due to the $181.6 million decrease in the net purchases of investments and $10.0 million decrease in the purchases of strategic investments, partially offset by $33.2 million increase in business combinations, net of cash acquired, $17.0 million increase in purchase of other intangibles and $18.1 million increase in capital expenditures related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Net cash used in investing activities for the year ended December 31, 2015 was $231.7 million compared to $316.9 million for the prior year. The decrease in cash used in investing activities was mainly due to the $32.0 million decrease in the net purchases of investments and the $98.7 million decrease in cash used for acquisitions, offset by the $33.1 million increase in capital expenditures related to the purchase of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth and the $10.5 million increase in the purchases of strategic investments.

 Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $55.8 million compared to net cash provided by financing activities of $80.3 million for the prior year. The change was primarily due to the $107.1 million increase in taxes paid related to net share settlement of equity awards as a result of a policy change to net settle shares for all U.S. employees starting in 2016 and $27.0 million decrease in proceeds from employee stock plans due to a reduction in the number of stock options issued in the last four years. Based upon our stock price as of December 31, 2016, we expect an increase in taxes paid related to net share settlement of equity awards for the year ended December 31, 2017.

Net cash provided by financing activities for the year ended December 31, 2015 was $80.3 million compared to $68.7 million for the prior year. The increase in cash provided by financing activities was primarily due to the $24.0 million increase in proceeds from employee stock plans, offset by the $12.1 million increase in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

The following table represents our future non-cancelable contractual obligations as of December 31, 2016, aggregated by type:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases, net of sublease income (1)	$298,471	$33,855	$71,929	$70,044	$122,643
Purchase obligations (2)	43,940	17,933	19,930	6,077	—
Convertible Senior Notes (3)	575,000	—	575,000	—	—
Other	4,050	517	1,034	1,034	1,465
Total contractual obligations	$921,461	$52,305	$667,893	$77,155	$124,108

(1)	Consists of future non-cancelable minimum rental payments under operating leases for some of our offices and data centers, net of future non-cancelable sublease income.

(2)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center and IT operations. Not included in the table above are certain purchase commitments related to our future Knowledge user conferences. If we were to cancel these agreements as of December 31, 2016, we would have been obligated to pay cancellation penalties of approximately $18.1 million in aggregate.

(3)	Refer to Note 9 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Subsequent to the year ended December 31, 2016, we entered into certain lease agreements for additional office space. Total future minimum lease payments under these operating leases of approximately $52.1 million in aggregate are not included in the table above. $29.6 million of the $52.1 million relates to an expansion and lease term extension of our existing San Diego office facility.

In addition to the obligations in the table above, approximately $4.0 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2016. It is uncertain as to if or when such amounts may be settled.

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

Our contracts typically do not give the customer the right to take possession of the software supporting the services. Professional services and other revenues consist of fees associated with the implementation and configuration of our services. Professional services and other revenues also include customer training and attendance and sponsorship fees for Knowledge, our annual user conference and other customer forums.

We commence revenue recognition when all of the following conditions are met:

There is persuasive evidence of an arrangement;
The service has been provided to the customer;
The collection of related fees is reasonably assured; and
The amount of fees to be paid by the customer is fixed or determinable.

We use a signed contract together with a signed order form as evidence of an arrangement for a new customer. In subsequent transactions with an existing customer, including an upsell or a renewal, we consider the existing signed contract and either the new signed order form or new purchase order as evidence of an arrangement.

We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Once our services are available to customers, we record amounts due in accounts receivable and in deferred revenue. To the extent we bill customers in advance of the contract commencement date, the accounts receivable and corresponding deferred revenue amounts are netted to zero on our consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

Our professional services arrangements are primarily on a time-and-materials basis and revenues on these arrangements are recognized as the services are delivered. Professional services revenues associated with fixed fee arrangements are recognized using a proportional performance model. In instances where certain milestones are required to be met before revenues are recognized, we defer professional services revenues and the associated costs until milestone criteria have been met.

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

The total arrangement consideration for a multiple element arrangement is allocated to the identifiable separate units of accounting based on a relative selling price hierarchy. We determined the relative selling price for a deliverable based on its vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price (BESP). We determine the BESP for each deliverable primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the available information regarding the competitive pricing of similar products and marketing analysis.

In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers’ own servers. These arrangements are subject to software revenue recognition guidance since the customer deploys our software. As we never sell the non-software elements separately from the software elements, we have determined that we do not have sufficient VSOE of fair value for all undelivered non-software elements. Consequently, we defer all revenue and related costs under the arrangement until the last element in the transaction has been delivered or starts to be delivered. Once the delivery of the last element has commenced, we recognize the entire fee and related costs from the arrangement ratably over the remaining period of the arrangement.

Deferred revenue consists primarily of payments received in advance of revenue recognition for our subscriptions and professional services and other revenues and is recognized as the revenue recognition criteria are met.

Deferred Commissions

Deferred commissions are the incremental selling costs that are directly associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The majority of commissions and referral fees are deferred and amortized on a straight-line basis over the terms of the related customer contracts. We include amortization of deferred commissions in sales and marketing expense in the consolidated statements of comprehensive loss. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. The commission payments are generally paid in full the month after the customer’s initial service under the contract commences.

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The allocation of the purchase price requires us to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets included, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets and the profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

We evaluate and test the recoverability of goodwill for impairment at least annually during our fourth quarter or more frequently if circumstances indicate that goodwill may not be recoverable. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have a single reporting unit. We have not recognized any impairment charges related to goodwill during the years ended December 31, 2016, 2015 and 2014 because the aggregate fair value of our company has consistently and materially exceeded the carrying value of our single reporting unit.

We periodically review the carrying amounts of long-lived assets, such as property and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. Our intangible assets are amortized over their useful lives ranging from 18 months to ten years.

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

Legal Contingencies

From time to time, we are a party to litigation and other legal proceedings in the ordinary course of business. We accrue for loss contingencies when we can reasonably estimate the amount of loss or range of loss and when, based on the advice of counsel, it is probable that we will incur the loss. Because of uncertainties related to these matters, we base our estimate on the information available at the time of our assessment. As additional information becomes available, we reassess our potential liability and may revise our estimate. Any revisions in the estimate of potential liabilities could have a material impact on our consolidated financial statements.

 Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units (RSUs) on a straight-line basis over the requisite service period, which is generally the vesting term of four years. For RSUs granted with a performance condition, the expenses are recognized on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria. This has the impact of greater stock-based compensation expense during the initial years of the vesting period as stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan (ESPP) on a straight-line basis over the offering period. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSU awards using the fair value of our common stock on the date of grant. We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. We evaluate the forfeiture rates at least annually or when events or circumstances indicate a change may be needed. This may cause a fluctuation in our stock-based compensation in the period of change.

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies.

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

New Accounting Pronouncements Adopted in 2016

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning January 1, 2017, and early adoption is permitted. We elected to early adopt this standard during the three months ended June 30, 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $2.5 million for the year ended December 31, 2016.

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

•
We elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively, which resulted in a $2.7 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2015, and a $2.0 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2014, as compared to the amounts previously reported.

•
The statement of cash flows guidance that cash flows related to employee taxes paid for withheld shares be presented as a financing activity had no impact on our consolidated financial statements as we have historically presented such cash flows as a financing activity.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805),” which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. This new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our consolidated financial statements.

Pending Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test. The standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, this new standard eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force," which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on eight specific cash flow issues. Among these issues, this standard requires, at the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings, the portion of the cash payment attributable to the accreted interest related to the debt discount to be classified as cash flows for operating activities, and the portion of the cash payments attributable to the principal to be classified as cash outflows for financing activities. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our consolidated financial statements, we anticipate this standard will have a material impact on our consolidated balance sheets given that we had operating lease commitments of approximately $300 million as of December 31, 2016. However, we do not anticipate this standard will have a material impact on our consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This new standard is effective for our interim and annual periods beginning January 1, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption beginning January 1, 2017 is permitted. We are planning to adopt these new standards beginning January 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

We expect the new standard to impact the timing of revenue and expense recognition for our contracts related to on-premises offerings, in which we grant customers the right to deploy our subscription service on the customer’s own servers. Under this new standard, the requirement to have vendor specific objective evidence (VSOE) for undelivered elements is eliminated. As such, we may be required to recognize as revenue a portion of the sales price upon delivery of the software compared to the current practice of recognizing the entire sales price ratably over an estimated subscription period due to the lack of VSOE. Currently, revenues from our on-premises offerings, under the ratable recognition model, represent less than 10% of our total revenues. Costs associated with our on-premises offerings, including commissions paid on the software, will be expensed immediately under the new standard.

In addition, we expect the new standard to impact our deferred commissions asset and the related amortization expense as the types of incremental costs requiring capitalization as well as the expense amortization period could change from our current practice. We currently expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under the new standard due to an increase in the average term over which such commissions are amortized.

We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements and our preliminary assessments are subject to change.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and therefore are adversely affected by a strengthening of the U.S. Dollar relative to the Euro. Revenues denominated in U.S. Dollar as a percentage of total revenue was 73%, 74% and 72% during the years ended December 31, 2016, 2015 and 2014, respectively. Changes in exchange rates have recently and may continue to negatively affect our total revenues.

We have experienced and expect to continue to experience fluctuations in our net loss as a result of transaction gains or losses related to remeasuring monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized a net foreign currency loss of $2.2 million and a foreign currency gain $0.1 million for the years ended December 31, 2016 and 2015, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we may do so in the future.

A hypothetical 10% decrease in the U.S. Dollar against other currencies would result in a decrease in operating loss of approximately $9.4 million and $2.4 million for the years ended December 31, 2016 and 2015, respectively. The change in hypothetical reduction in operating loss for the year ended December 31, 2016 compared to the year ended December 31, 2015 is due to an increase in the mix of foreign currency revenue relative to foreign currency expenses. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity

We had an aggregate of $1.2 billion in cash, cash equivalents, short-term investments and long-term investments at December 31, 2016. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with a minimum rating of BBB by Standard & Poor's. Baa2 by Moody's or BBB by Fitch. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. As of December 31, 2016, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $5.7 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of December 31, 2015, we had an aggregate of $1.2 billion in cash, cash equivalents, short-term investments and long-term investments, and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $7.4 million decline of the fair value of our available-for-sale securities.

Market Risk

In November 2013, we issued Notes with an aggregate principal amount of $575.0 million. We carry this instrument at face value less unamortized discount on our consolidated balance sheet. Because this instrument does not bear interest, we have no financial statement risk associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates.

We hold cash balances with multiple financial institutions in various countries and these balances routinely exceed deposit insurance limits.

As of December 31, 2016, we had $11.0 million invested in privately-held companies that are in the development stage. The fair value of these investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment charge if the carrying value of these investments exceed their fair value.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations", which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ServiceNow, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2016.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2017

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$401,238	$412,305
Short-term investments	498,124	388,945
Accounts receivable, net	322,757	203,333
Current portion of deferred commissions	76,780	51,976
Prepaid expenses and other current assets	43,636	29,076
Total current assets	1,342,535	1,085,635
Deferred commissions, less current portion	61,990	33,016
Long-term investments	262,658	422,667
Property and equipment, net	181,620	144,714
Intangible assets, net	65,854	43,005
Goodwill	82,534	55,669
Other assets	36,576	22,346
Total assets	$2,033,767	$1,807,052
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,080	$37,369
Accrued expenses and other current liabilities	171,636	101,264
Current portion of deferred revenue	861,782	593,003
Total current liabilities	1,071,498	731,636
Deferred revenue, less current portion	33,319	10,751
Convertible senior notes, net	507,812	474,534
Other long-term liabilities	34,177	23,317
Total liabilities	1,646,806	1,240,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value; 600,000,000 shares authorized; 167,430,773 and 160,785,764 shares issued and outstanding at December 31, 2016 and 2015, respectively	167	160
Additional paid-in capital	1,405,317	1,140,545
Accumulated other comprehensive loss	(21,133)	(16,882)
Accumulated deficit	(997,390)	(557,009)
Total stockholders’ equity	386,961	566,814
Total liabilities and stockholders’ equity	$2,033,767	$1,807,052

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Subscription	$1,221,639	$848,278	$567,217
Professional services and other	168,874	157,202	115,346
Total revenues	1,390,513	1,005,480	682,563
Cost of revenues(1):
Subscription	235,414	183,400	142,687
Professional services and other	163,268	146,013	106,089
Total cost of revenues	398,682	329,413	248,776
Gross profit	991,831	676,067	433,787
Operating expenses(1):
Sales and marketing	700,464	498,439	341,119
Research and development	285,239	217,389	148,258
General and administrative	158,936	126,604	96,245
Legal settlements	270,000	—	—
Total operating expenses	1,414,639	842,432	585,622
Loss from operations	(422,808)	(166,365)	(151,835)
Interest expense	(33,278)	(31,097)	(29,059)
Interest income and other income (expense), net	6,035	4,450	5,354
Loss before provision for income taxes	(450,051)	(193,012)	(175,540)
Provision for income taxes	1,753	5,414	3,847
Net loss	$(451,804)	$(198,426)	$(179,387)
Net loss per share - basic and diluted	$(2.75)	$(1.27)	$(1.23)
Weighted-average shares used to compute net loss per share - basic and diluted	164,533,823	155,706,643	145,355,543
Other comprehensive loss:
Foreign currency translation adjustments	$(4,839)	$(3,177)	$(11,027)
Unrealized (loss) gain on investments, net of tax	588	(1,592)	(610)
Other comprehensive loss	(4,251)	(4,769)	(11,637)
Comprehensive loss	$(456,055)	$(203,195)	$(191,024)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of revenues:
Subscription	$28,420	$23,416	$14,988
Professional services and other	26,442	23,265	13,116
Sales and marketing	131,571	102,349	54,006
Research and development	81,731	70,326	42,535
General and administrative	49,416	38,357	29,674

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	140,354,605	$140	$573,791	$(179,196)	$(476)	$394,259
Common stock issued under employee stock plans	9,154,487	10	68,723	—	—	68,733
Tax benefit from employee stock plans	—	—	2,001	—	—	2,001
Vesting of early exercised stock options	—	—	167	—	—	167
Stock-based compensation	—	—	154,539	—	—	154,539
Other comprehensive loss, net			—	—	(11,637)	(11,637)
Net loss			—	(179,387)	—	(179,387)
Balance at December 31, 2014	149,509,092	$150	$799,221	$(358,583)	$(12,113)	$428,675
Common stock issued under employee stock plans	11,276,672	10	93,338	—	—	93,348
Tax benefit from employee stock plans	—	—	2,663	—	—	2,663
Taxes paid related to net share settlement of equity awards	—	—	(12,795)	—	—	(12,795)
Vesting of early exercised stock options	—	—	44	—	—	44
Stock-based compensation	—	—	258,074	—	—	258,074
Other comprehensive loss, net			—	—	(4,769)	(4,769)
Net loss			—	(198,426)	—	(198,426)
Balance at December 31, 2015	160,785,764	$160	$1,140,545	$(557,009)	$(16,882)	$566,814
Cumulative effect adjustment for ASU 2016-09 adoption (see Note 2)	—	—	—	11,423	—	11,423
Common stock issued under employee stock plans	6,645,009	7	66,361	—	—	66,368
Taxes paid related to net share settlement of equity awards	—	—	(119,914)	—	—	(119,914)
Stock-based compensation	—	—	318,325	—	—	318,325
Other comprehensive loss, net	—	—	—	—	(4,251)	(4,251)
Net loss	—	—	—	(451,804)	—	(451,804)
Balance at December 31, 2016	167,430,773	$167	$1,405,317	$(997,390)	$(21,133)	$386,961

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(451,804)	$(198,426)	$(179,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,082	60,356	42,059
Amortization of premiums on investments	4,725	7,064	8,084
Amortization of deferred commissions	81,217	65,541	51,270
Amortization of debt discount and issuance costs	33,278	31,097	29,059
Stock-based compensation	317,580	257,713	154,319
Deferred income tax	(3,424)	(1,282)	(1,198)
Other	(962)	(6,223)	(4,469)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(125,106)	(50,855)	(56,785)
Deferred commissions	(136,459)	(80,142)	(73,786)
Prepaid expenses and other assets	(21,500)	(10,961)	(5,540)
Accounts payable	(3,554)	14,785	10,223
Deferred revenue	300,167	195,900	168,393
Accrued expenses and other liabilities	82,681	33,187	(1,305)
Net cash provided by operating activities(1)	159,921	317,754	140,937
Cash flows from investing activities:
Purchases of property and equipment	(105,562)	(87,481)	(54,379)
Business combinations, net of cash acquired	(34,297)	(1,100)	(99,813)
Purchases of other intangibles	(18,750)	(1,750)	—
Purchases of investments	(518,664)	(712,782)	(521,393)
Purchases of strategic investments	(500)	(10,500)	—
Sales of investments	297,998	277,045	166,997
Maturities of investments	271,537	305,047	191,715
Restricted cash	(210)	(222)	(55)
Net cash used in investing activities	(108,448)	(231,743)	(316,928)
Cash flows from financing activities:
Proceeds from employee stock plans	66,378	93,348	69,396
Taxes paid related to net share settlement of equity awards	(119,907)	(12,795)	(661)
Payments on financing obligations	(2,223)	(223)	—
Net cash (used in) provided by financing activities(1)	(55,752)	80,330	68,735
Foreign currency effect on cash and cash equivalents	(6,788)	(6,491)	(6,592)
Net increase (decrease) in cash and cash equivalents	(11,067)	159,850	(113,848)
Cash and cash equivalents at beginning of period	412,305	252,455	366,303
Cash and cash equivalents at end of period	$401,238	$412,305	$252,455
Supplemental disclosures of other cash flow information:
Income taxes paid, net of refunds	$4,338	$3,630	$12,604
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$15,381	$14,427	$10,313
Financing obligations for purchases of other intangibles	6,210	—	—
Financing obligation for property and equipment	—	—	6,161

(1)
During the year ended December 31, 2016, we early adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 2 Recent Accounting Pronouncements for further details. This adoption resulted in a $2.7 million increase in net cash provided by operating activities and a corresponding $2.7 million decrease in net cash provided by financing activities for the year ended December 31, 2015, and a $2.0 million increase in net cash provided by operating activities and a corresponding $2.0 million decrease in net cash provided by financing activities for the year ended December 31, 2014, as compared to the amounts previously reported.

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to “ServiceNow,” the "Company", “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1)    Description of the Business

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), and include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Prior Period Reclassification

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but not limited to, the best estimate of selling price of the deliverables included in multiple elements revenue arrangements, the fair value of assets acquired and liabilities assumed for business combinations, stock-based compensation expenses, the assessment of the useful life and recoverability of our property and equipment, goodwill and identifiable intangible assets, future taxable income and legal contingencies. Actual results could differ from those estimates.

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

Revenue Recognition

We derive our revenues from two sources: (i) subscriptions and (ii) professional services and other. Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates to the subscribed service during the subscription term. Our contracts typically do not give the customer the right to take possession of the software supporting the services. Professional services and other revenues consist of fees associated with the implementation and configuration of our services. Professional services and other revenues also include customer training and attendance and sponsorship fees for Knowledge, our annual user conference and other customer forums.

We commence revenue recognition when all of the following conditions are met:

•There is persuasive evidence of an arrangement;
•The service has been provided to the customer;
•The collection of related fees is reasonably assured; and
•The amount of fees to be paid by the customer is fixed or determinable.

Our arrangements are generally non-cancelable and do not contain refund-type provisions.

We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Once our services are available to customers, we record amounts due in accounts receivable and in deferred revenue. To the extent we bill customers in advance of the contract commencement date, the accounts receivable and corresponding deferred revenue amounts are netted to zero on our consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

Professional services revenues on our time-and materials arrangements are recognized as the services are delivered. Professional services revenues associated with fixed fee arrangements are recognized using a proportional performance model. In instances where certain milestones are required to be met before revenues are recognized, we defer professional services revenues and the associated costs until milestone criteria have been met.

We have multiple element arrangements comprised of subscription fees and professional services. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have concluded that our subscription service and professional services, including implementation and configuration services, have standalone value.

The total arrangement consideration for a multiple element arrangement is allocated to the identifiable separate units of accounting based on a relative selling price hierarchy. We determined the relative selling price for a deliverable based on its vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, the selling price is determined using the best estimate of selling price (BESP). We determine the BESP for each deliverable primarily by considering the historical selling price of these deliverables in similar transactions as well as other factors, including, but not limited to, market competition, review of stand-alone sales and current pricing practices. In determining the appropriate pricing structure, we consider the extent of competitive pricing of similar products and marketing analysis.

In limited circumstances, we grant certain customers the right to deploy our subscription service on the customers’ own servers. These arrangements are subject to software revenue recognition guidance since the customer deploys our software. As we never sell the non-software elements separately from the software elements, we have determined that we do not have sufficient VSOE of fair value for all undelivered non-software elements. Consequently, we defer all revenue and related costs under the arrangement until the last element in the transaction has been delivered or starts to be delivered. Once the delivery of the last element has commenced, we recognize the entire fee and related costs from the arrangement ratably over the remaining period of the arrangement.

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

Strategic Investments

We report our investments in non-marketable debt and equity securities in privately-held companies, in which we do not have a controlling interest or significant influence, at cost or fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. We include these strategic investments in "Other assets" on the consolidated balance sheets.

Accounts Receivable

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. We review our exposure to accounts receivable and reserve for specific amounts if collectability is no longer reasonably assured.

Property and Equipment

Property and equipment, net, are stated at cost, subject to review of impairment, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Computer equipment and software	3—5 years
Furniture and fixtures	3—7 years
Leasehold and other improvements	shorter of the lease term or estimated useful life

When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in cost of revenues or operating expenses depending on whether the asset sold is being used in our provision of services to our customers. Repairs and maintenance expenses are charged to our statements of comprehensive loss as incurred.

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, costs and time incurred between the establishment of technological feasibility and product release have not been significant, and all software development costs have been charged to research and development expense in our consolidated statements of comprehensive loss.

Costs incurred to develop our internal administration, finance and accounting systems are capitalized during the application development stage and amortized over the software’s estimated useful life of three to five years.

Leases

Leases are reviewed and classified as capital or operating at their inception. Some of our lease agreements contain rent escalation, rent holidays, lease incentives and renewal options. Rent escalation and rent holidays are included in the determination of rent expenses to be recorded over the lease term. Lease incentives to pay for our costs or assets are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control the leased space. The difference between rent payments and straight-line rent expense is recorded as deferred rent in the consolidated balance sheets. Deferred rent that will be recognized during the ensuing 12-month period is recorded as the current portion of deferred rent included in "Accrued expenses and other current liabilities" and the remainder is recorded as long term deferred rent included in "Other long-term liabilities".

Goodwill, Intangible Assets and Other Long Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, during the fourth quarter, or more frequently if circumstances indicate that goodwill may not be recoverable. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. For purposes of goodwill impairment testing, we have one reporting unit.

We periodically review the carrying amounts of long-lived assets, such as property and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. Our intangible assets are amortized over their useful lives ranging from 18 months to ten years.

Advertising Costs

Advertising costs, excluding costs related to our annual Knowledge user conference and other customer forums, are expensed as incurred and are included in sales and marketing expense. These costs for the years ended December 31, 2016, 2015 and 2014 were $42.1 million, $26.0 million and $17.2 million, respectively.

Legal Contingencies

From time to time, we are a party to litigation and other legal proceedings in the ordinary course of business. We accrue for loss contingencies when we can reasonably estimate the amount of loss or range of loss and when, based on the advice of counsel, it is probable that we will incur the loss. Because of uncertainties related to these matters, we base our estimate on the information available at the time of our assessment. As additional information becomes available, we reassess our potential liability and may revise our estimate.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units (RSUs) on a straight-line basis over the requisite service period, which is generally the vesting term of four years. For RSUs granted with a performance condition, the expenses are recognized on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria. This has the impact of greater stock-based compensation expense during the initial years of the vesting period as stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan (ESPP) on a straight-line basis over the offering period. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSUs using the fair value of our common stock on the date of grant. We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. In some instances, shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. In these instances, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid, and include these payments as a reduction of cash flows from financing activities.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive common shares, which are comprised of outstanding common stock options, convertible preferred stock, RSUs, common stock subject to repurchase, ESPP obligations, convertible senior notes and warrants. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. In periods where the effect of the conversion of preferred stock is dilutive, net loss attributable to common stockholders is adjusted by the associated preferred dividends and accretions. The effects of outstanding common stock options, convertible preferred stock, RSUs, common stock subject to repurchase, ESPP obligations, convertible senior notes and warrants are excluded from the computation of diluted net loss per common share in periods in which the effect would be antidilutive.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. We hold cash at financial institutions that management believes are high credit, quality financial institutions and invest in securities with a minimum rating of BBB by Standard & Poor's. Baa2 by Moody's or BBB by Fitch. We are also exposed to credit risk under the convertible note hedge (Note Hedge) transactions that may result from counterparties' non-performance.

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2016 and 2015, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

	Balance at Beginning of Year	Additions (Deductions): Charged to Operations	Additions (Deductions): Charged to Deferred Revenue	Less: Write-offs	Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$1,179	2,219	(391)	684	$2,323
Year ended December 31, 2015
Allowance for doubtful accounts	$809	841	(70)	401	$1,179
Year ended December 31, 2014
Allowance for doubtful accounts	$1,143	395	(523)	206	$809

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

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies.

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

New Accounting Pronouncements Adopted in 2016

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning January 1, 2017, and early adoption is permitted. We elected to early adopt this standard during the three months ended June 30, 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital (APIC) pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes of $2.5 million for the year ended December 31, 2016.

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

•
We elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively, which resulted in a $2.7 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2015, and a $2.0 million increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2014, as compared to the amounts previously reported.

•
The statement of cash flows guidance that cash flows related to employee taxes paid for withheld shares be presented as a financing activity had no impact on our consolidated financial statements as we have historically presented such cash flows as a financing activity.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805),” which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. This new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard during the three months ended March 31, 2016 on a prospective basis and the adoption had no material impact on our consolidated financial statements.

Pending Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test. The standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, this new standard eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force," which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on eight specific cash flow issues. Among these issues, this standard requires, at the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings, the portion of the cash payment attributable to the accreted interest related to the debt discount to be classified as cash flows for operating activities, and the portion of the cash payments attributable to the principal to be classified as cash outflows for financing activities. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This standard is effective for our interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019 and early adoption is permitted. While we are currently evaluating the impact of this standard on our consolidated financial statements, we anticipate this standard will have a material impact on our consolidated balance sheets given that we had operating lease commitments of approximately $300 million as of December 31, 2016. However, we do not anticipate this standard will have a material impact on our consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This new standard is effective for our interim and annual periods beginning January 1, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. These new standards are effective for our interim and annual periods beginning January 1, 2018 and early adoption beginning January 1, 2017 is permitted. We are planning to adopt these new standards beginning January 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

We expect the new standard to have a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings, in which we grant customers the right to deploy our subscription service on the customer’s own servers. Under this new standard, the requirement to have vendor specific objective evidence (VSOE) for undelivered elements is eliminated. As such, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, compared to the current practice of recognizing the entire sales price ratably over an estimated subscription period due to the lack of VSOE. Currently, revenues from our on-premises offerings, under the ratable recognition model, represent less than 10% of our total revenues. Costs associated with our on-premises offerings, including commissions paid on the software, will be expensed immediately under the new standard.

In addition, we expect the new standard to impact our deferred commissions asset and the related amortization expense as the types of incremental costs requiring capitalization as well as the expense amortization period could change from our current practice. We currently expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under the new standard due to an increase in the average term over which such commissions are amortized.

We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements and our preliminary assessments are subject to change.

(3)    Investments

Marketable Securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$56,839	$—	$—	$56,839
Corporate notes and bonds	628,054	91	(1,590)	626,555
Certificates of deposit	35,355	—	—	35,355
U.S. government agency securities	42,088	7	(62)	42,033
Total available-for-sale securities	$762,336	$98	$(1,652)	$760,782

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$32,430	$2	$(38)	$32,394
Corporate notes and bonds	617,054	7	(2,027)	615,034
Certificates of deposit	29,610	2	(17)	29,595
U.S. government agency securities	134,962	1	(374)	134,589
Total available-for-sale securities	$814,056	$12	$(2,456)	$811,612

As of December 31, 2016, the contractual maturities of our investment securities did not exceed 24 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2016
Due in one year or less	$498,124
Due in one year through two years	262,658
Total	$760,782

The following table shows the fair values and the gross unrealized losses of these securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$492,503	$(1,530)	$47,940	$(60)	$540,443	$(1,590)
U.S. government agency securities	30,033	(62)	—	—	30,033	(62)
Total	$522,536	$(1,592)	$47,940	$(60)	$570,476	$(1,652)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$24,913	$(38)	$—	$—	$24,913	$(38)
Corporate notes and bonds	539,586	(1,897)	60,099	(130)	599,685	(2,027)
Certificates of deposit	19,750	(17)	—	—	19,750	(17)
U.S. government agency securities	132,581	(374)	—	—	132,581	(374)
Total	$716,830	$(2,326)	$60,099	$(130)	$776,929	$(2,456)

 As of December 31, 2016, we had a total of 274 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet in an unrealized loss position. There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Strategic Investments

We account for our investments in non-marketable equity securities of certain privately-held companies under the cost method, as we have less than a 20% ownership interest and we do not have the ability to exercise significant influence over the operations of these companies. We utilize Level 3 inputs as part of our impairment analysis, including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information such as the issuer's financial results and earnings trends to identify indicators of other-than-temporary impairment. We have not recorded any impairment charges for any of our investments in privately-held companies and the carrying value of these investments was $11.0 million and $10.5 million as of December 31, 2016 and 2015, respectively.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$165,627	$—	$165,627
Short-term investments:
Commercial paper	—	56,839	56,839
Corporate notes and bonds		388,429	388,429
Certificates of deposit	—	35,355	35,355
U.S. government agency securities	—	17,501	17,501
Long-term investments:
Corporate notes and bonds	—	238,125	238,125
U.S. government agency securities	—	24,533	24,533
Total	$165,627	$760,782	$926,409

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$263,515	$—	$263,515
Commercial paper	—	2,000	2,000
Corporate notes and bonds	—	1,119	1,119
Short-term investments:
Commercial paper	—	32,394	32,394
Corporate notes and bonds	—	303,567	303,567
Certificates of deposit	—	23,736	23,736
U.S. government agency securities	—	29,248	29,248
Long-term investments:
Corporate notes and bonds	—	311,467	311,467
Certificates of deposit	—	5,859	5,859
U.S. government agency securities	—	105,341	105,341
Total	$263,515	$814,731	$1,078,246

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

2016 Business Combinations

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

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible assets acquired	$140
Intangible assets:
Developed technology	4,700	5
Customer contracts and related relationships	200	1.5
Goodwill	11,437
Net deferred tax liabilities(1)	(2,015)
Total purchase price	$14,462

(1)	Deferred tax liabilities, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

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

The results of operations of both BrightPoint and ITapp have been included in our consolidated financial statements from their respective dates of purchase. The following unaudited pro forma consolidated financial information combines the results of operations from us, BrightPoint and ITapp for the years ended December 31, 2016 and 2015, as if the acquisitions of BrightPoint and ITapp had occurred on January 1, 2015 (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015
	(Unaudited)
Revenue	$1,391,220	$1,007,752
Net loss	$(455,146)	$(207,748)
Weighted-average shares used to compute net loss per share - basic and diluted	164,533,823	155,706,643
Net loss per share - basic and diluted	$(2.77)	$(1.33)

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

2014 Business Combination

Neebula Systems Ltd.

On July 11, 2014, we completed the acquisition of a privately-held company, Neebula Systems Ltd. (Neebula), by acquiring all issued and outstanding common shares of Neebula for approximately $100 million in an all-cash transaction to expand our IT Operations Management solutions. The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

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

The results of operations of Neebula have been included in our consolidated financial statements from the date of purchase. The following unaudited pro forma consolidated financial information combines the results of operations for us and Neebula for the year ended December 31, 2014, as if the acquisition of Neebula had occurred on January 1, 2014 (in thousands, except share and per share data):

Year Ended December 31,
2014
(Unaudited)
Total revenues	$683,426
Net loss	(189,457)
Weighted-average shares used to compute net loss per share - basic and diluted	145,355,543
Net loss per share - basic and diluted	$(1.30)

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

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2014	$55,016
Goodwill acquired	1,442
Foreign currency translation adjustments	(789)
Balance as of December 31, 2015	55,669
Goodwill acquired	26,695
Foreign currency translation adjustments	170
Balance as of December 31, 2016	$82,534

Intangible assets consist of the following (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$79,206	$(30,858)	$48,348
Patents	17,610	(867)	16,743
Other	1,775	(1,012)	763
Total intangible assets	$98,591	$(32,737)	$65,854

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,144	$(17,463)	$40,681
Patents	1,750	—	1,750
Other	1,945	(1,371)	574
Total intangible assets	$61,839	$(18,834)	$43,005

Apart from the business combinations described in Note 5, we acquired $25.0 million and $1.8 million of intangible assets in patents and technology acquisitions during the years ended December 31, 2016 and December 31, 2015 respectively. Weighted average useful life for these patents and technology is approximately 9 years and 5 years, respectively.

Amortization expense for intangible assets was approximately $15.1 million, $11.8 million and $6.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2016 (in thousands):

Years Ending December 31,
2017	$16,910
2018	15,762
2019	15,682
2020	6,072
2021	4,170
Thereafter	7,258
Total future amortization expense	$65,854

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$254,780	$180,197
Leasehold improvements	37,095	31,659
Furniture and fixtures	31,574	26,017
Building	6,379	6,318
Construction in progress	2,535	1,886
	332,363	246,077
Less: Accumulated depreciation	(150,743)	(101,363)
Total property and equipment, net	$181,620	$144,714

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense was $67.8 million, $48.5 million and $35.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Taxes payable	$19,472	$9,080
Bonuses and commissions	67,259	33,124
Accrued compensation	30,816	17,089
Other employee expenses	28,812	21,529
Other	25,277	20,442
Total accrued expenses and other current liabilities	$171,636	$101,264

(9)    Convertible Senior Notes

In November 2013, we issued 0% convertible senior notes due November 1, 2018 with an aggregate principal amount of $575 million (Notes). The Notes will not bear interest. The Notes mature on November 1, 2018 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.

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

The Notes are convertible into 7.8 million shares of our common stock at an initial conversion rate of approximately 13.54 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $73.88 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2018, only under the following circumstances:

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

	December 31,
	2016	2015
Liability:
Principal	$575,000	$575,000
Less: debt issuance cost and debt discount, net of amortization	(67,188)	(100,466)
Net carrying amount	$507,812	$474,534

We consider the fair value of the Notes at December 31, 2016 and 2015 to be a Level 2 measurement. The estimated fair values of the Notes were $681.4 million and $741.8 million at December 31, 2016 and 2015 respectively (based on the closing trading price per $100 of the Notes on December 31, 2016 and 2015, respectively). The Notes were not convertible as of December 31, 2016 and 2015.

As of December 31, 2016, the remaining life of the Notes is 22 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization of debt issuance cost	$1,785	$1,668	$1,558
Amortization of debt discount	31,493	29,429	27,501
Total	$33,278	$31,097	$29,059
Effective interest rate of the liability component	6.5%

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions (Note Hedge), with respect to our common stock concurrent with the issuance of the Notes. The Note Hedge covers approximately 7.8 million shares of our common stock at a strike price per share that corresponds to the initial conversion price of the Notes, subject to adjustment, and is exercisable upon conversion of the Notes. We paid an aggregate amount of $135.8 million for the Note Hedge. The Note Hedge will expire upon maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes.

Warrants

Separately, we entered into warrant transactions (Warrants), whereby we sold warrants to acquire up to 7.8 million shares of our common stock, at a strike price of $107.46 per share, subject to adjustment. We received aggregate proceeds of $84.5 million from the sale of the Warrants. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our earnings per share. The Warrants are separate transactions and are not remeasured through earnings each reporting period. The Warrants are not part of the Notes or the Note Hedge, and have been accounted for as part of additional paid-in capital.

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following (in thousands):

	December 31,
	2016	2015
Foreign currency translation adjustment	$(19,277)	$(14,438)
Net unrealized loss on investments, net of tax	(1,856)	(2,444)
Accumulated other comprehensive loss	$(21,133)	$(16,882)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

Common Stock

We are authorized to issue a total of 600,000,000 shares of common stock as of December 31, 2016. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2016, we had 167,430,773 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

December 31, 2016
Stock option plans:
Options outstanding	5,818,435
RSUs	12,222,282
Stock awards available for future grants:
2012 Equity Incentive Plan(1)	20,901,395
2012 Employee Stock Purchase Plan(1)	8,566,803
Total reserved shares of common stock for future issuance	47,508,915

(1)	Refer to Note 12 for a description of these plans.

During the years ended December 31, 2016 and 2015, we issued a total of 6,645,009 shares and 11,276,672 shares, respectively, from stock option exercises, vesting of RSUs and ESPP.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. At December 31, 2016 and 2015, no shares of preferred stock were outstanding.

(12)    Stock Awards

We have a 2005 Stock Option Plan (2005 Plan) which provides for grants of stock awards, including options to purchase shares of common stock, stock purchase rights and RSUs to certain employees, officers, directors and consultants. As of December 31, 2016, there were 52,968,233 total shares of common stock authorized for issuance under the 2005 Plan, which includes shares already issued under such plan and shares reserved for issuance pursuant to outstanding options and RSUs.

On April 27, 2012, the board of directors approved the 2012 Equity Incentive Plan (2012 Plan) and the 2012 Employee Stock Purchase Plan (2012 ESPP) which became effective on June 27, 2012 and June 28, 2012, respectively.

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, stock awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. As of December 31, 2016, there were 45,063,064 total shares of common stock authorized for issuance under the 2012 Plan, excluding 8,371,539 shares of common stock automatically added to the 2012 Plan on January 1, 2017 pursuant to the provision described in the preceding sentence.

Our 2012 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. As of December 31, 2016, we had 8,566,803 total shares of common stock reserved for issuance under the 2012 ESPP, excluding 1,674,308 shares of common stock automatically added to the 2012 Plan on January 1, 2017.

Stock Options

The stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by our board of directors or, for those stock options issued subsequent to our IPO, the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under our 2005 Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted generally are exercisable for a period of up to ten years. Option holders under the 2005 Plan can exercise unvested options to acquire restricted stock. Upon termination of service, we have the right to repurchase at the original purchase price any unvested (but issued) shares of common stock.

A summary of the stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	15,897,422	$11.96
Granted	316,048	75.76
Exercised	(7,695,815)	8.89		$523,127
Canceled	(262,101)	31.31
Outstanding at December 31, 2015	8,255,554	16.65
Granted	617,985	71.17
Exercised	(2,587,173)	13.36		$157,774
Canceled	(467,931)	58.01
Outstanding at December 31, 2016	5,818,435	$20.57	5.43	$313,823
Vested and expected to vest as of December 31, 2016	5,721,902	$19.72	5.36	$313,398
Vested and exercisable as of December 31, 2016	4,968,001	$12.53	4.85	$307,276

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $406.6 million for the year ended December 31, 2014. The weighted-average grant date fair value per share of options granted was $28.01, $32.64 and $29.66 for the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of shares vested was $17.0 million, $34.5 million and $39.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $18.9 million. The weighted-average remaining vesting period of unvested stock options at December 31, 2016 was 2.84 years.

RSUs

A summary of RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	9,941,074	$51.19
Granted	6,941,008	73.98
Vested	(3,290,220)	50.25	$254,691
Forfeited	(1,174,057)	59.67
Outstanding at December 31, 2015	12,417,805	63.38
Granted	6,870,285	61.22
Vested	(5,213,662)	59.95	$354,320
Forfeited	(1,852,146)	63.18
Outstanding at December 31, 2016	12,222,282	$63.66	$908,604
Expected to vest as of December 31, 2016	10,221,726		$759,883

RSUs granted under the 2005 Plan and the 2012 Plan to employees generally vest over a four-year period. The total intrinsic value of the RSUs vested was $73.7 million for the year ended December 31, 2014.

Included in the RSU activity table above are shares with both service and performance-based vesting criteria that were granted to certain executives. These performance RSUs are considered as eligible to vest when approved by the compensation committee in January of the year following the grant. The shares granted in each year will vest in four quarterly increments from August of the following year contingent on the continuous employment of each executive. We recognized $36.1 million, $30.8 million, and $19.2 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with performance RSUs on a graded vesting basis during the year ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $570.4 million and the weighted-average remaining vesting period was 2.78 years.

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

	Year Ended December 31,
	2016	2015	2014

Stock Options:
Expected volatility	41% - 42%	41% - 46%	47% - 50%
Expected term (in years)	4.89 - 5.60	5.50 - 6.08	6.08
Risk-free interest rate	1.18% - 1.87%	1.48% - 1.94%	1.78% - 2.06%
Dividend yield	—%	—%	—%

The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

	Year Ended December 31,
	2016	2015	2014

ESPP:
Expected volatility	31% - 49%	31% - 49%	33% - 49%
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	0.17% - 0.47%	0.05% - 0.17%	0.05% - 0.08%
Dividend yield	—%	—%	—%

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

(14)    Net Loss Per Share

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(451,804)	$(198,426)	$(179,387)
Denominator:
Weighted-average shares outstanding - basic and diluted	164,533,823	155,706,643	145,355,543
Net loss per share - basic and diluted	$(2.75)	$(1.27)	$(1.23)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2016	2015	2014
Common stock options	5,818,435	8,255,554	15,897,422
Restricted stock units	12,222,282	12,417,805	9,941,074
Common stock subject to repurchase	—	—	13,597
ESPP obligations	366,529	254,728	272,294
Convertible senior notes	7,783,023	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023	7,783,023
Total potentially dilutive securities	33,973,292	36,494,133	41,690,433

(15)    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provision:
Federal	$(55)	$682	$2
State	135	211	216
Foreign	5,097	6,125	5,046
	5,177	7,018	5,264
Deferred provision:
Federal	(4,462)	—	(232)
State	(746)	—	(24)
Foreign	1,784	(1,604)	(1,161)
	(3,424)	(1,604)	(1,417)
Provision for income taxes	$1,753	$5,414	$3,847

The components of loss before provision for income taxes by U.S. and foreign jurisdictions were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(432,631)	$(150,593)	$(109,087)
Foreign	(17,420)	(42,419)	(66,453)
Total	$(450,051)	$(193,012)	$(175,540)

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes due to the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax computed at U.S. federal statutory rate	$(153,017)	$(65,624)	$(59,684)
State taxes, net of federal benefit	37	53	95
Tax rate differential for international subsidiaries	10,910	18,681	26,169
Stock-based compensation	(27,133)	13,597	9,049
Tax credits	(16,452)	(11,961)	(9,481)
Other	2,642	2,865	2,231
Valuation allowance	184,766	47,803	35,468
Provision for income taxes	$1,753	$5,414	$3,847

Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$640,312	$27,570
Accrued expenses	10,424	6,030
Credit carryforwards	50,559	32,824
Stock-based compensation	46,530	53,249
Note Hedge	20,520	30,593
Other	13,733	12,025
Total deferred tax assets	782,078	162,291
Less valuation allowance	(728,870)	(110,311)
	53,208	51,980
Deferred tax liabilities:
Depreciation and amortization	(18,914)	(13,103)
Convertible notes	(23,605)	(35,054)
Other	—	(4)
Net deferred tax assets	$10,689	$3,819

As of December 31, 2016, we had U.S. federal net operating loss and federal tax credit carryforwards of approximately $1.7 billion and $40.5 million, respectively. The federal net operating loss carryforwards and federal tax credits will begin to expire in 2024 if not utilized. In addition, we had state net operating loss and state tax credit carryforwards of approximately $941.7 million and $32.5 million, respectively. The state net operating loss will begin to expire in 2017 if not utilized, and the tax effected amount due to expire in 2017 is immaterial. State tax credits can be carried forward indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

We maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2016. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that net deferred tax assets in the United States will not be realized. We have determined that $10.7 million related to deferred tax assets in certain foreign jurisdictions are realizable since the foreign entities have cumulative income and expected future income. The valuation allowance increased $618.6 million during the year ended December 31, 2016. This change is primarily attributable to an increase in current year net operating loss carryforwards of $186.5 million and an increase of $417.0 million related to the early adoption of ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting," upon which previously unrecognized U.S. excess tax effects have been recorded as additional net operating loss carryforwards within our deferred tax asset. We will continue to assess the likelihood of realization of the deferred tax assets in each of the applicable jurisdictions in future periods and will adjust the valuation allowance accordingly.

We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of the foreign subsidiaries indefinitely.

Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. The determination of the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is not practicable.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning period	$11,737	$9,158	$4,810
Tax positions taken in prior period:
Gross increases	1,122	2	45
Gross decreases	(50)	(1,017)	(313)
Tax positions taken in current period:
Gross increases	5,673	3,768	4,704
Gross decreases	—	(73)	—
Lapse of statute of limitations	(42)	(101)	(88)
Balance, end of period	$18,440	$11,737	$9,158

As of December 31, 2016, we had gross unrecognized tax benefits of approximately $18.4 million, of which $4.0 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $0.4 million and $0.5 million at December 31, 2016 and 2015, respectively. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions will be released upon the expiration of the statutes of limitations and these amounts are also not material.

We are subject to taxation in the United States and foreign jurisdictions. As of December 31, 2016, our tax years 2004 to 2016 remain subject to examination in most jurisdictions.

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

(16)    Commitments and Contingencies

Operating Leases and Other Contractual Commitments

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates. Rent expense associated with office space leases was $34.2 million, $22.0 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Payments for data center square footage as well as data center capacity for certain data centers, are primarily included in cost of revenues. These costs were $17.3 million, $13.7 million and $13.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum payments under our non-cancelable operating leases and other contractual commitments as of December 31, 2016 are presented in the table below (in thousands):

	Leases, net of Sublease Income	Purchase Obligations (1)	Other	Total
Years Ending December 31,
2017	$33,855	$17,933	$517	$52,305
2018	35,887	13,401	517	49,805
2019	36,042	6,529	517	43,088
2020	35,197	3,950	517	39,664
2021	34,847	2,127	517	37,491
Thereafter	122,643	—	1,465	124,108
Total	$298,471	$43,940	$4,050	$346,461

(1)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center and IT operations. Not included in the table above are certain purchase commitments related to our future Knowledge user conferences. If we were to cancel these agreements as of December 31, 2016, we would have been obligated to pay cancellation penalties of approximately $18.1 million in aggregate.

In November 2012, we entered into a lease agreement for 148,704 square feet of office space located in Santa Clara, California. The lease commenced in April 2013 and has a term of approximately 11 years. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for total minimum lease payments of approximately $48.8 million.

In December 2014, we entered into a lease agreement for 328,867 square feet of space, located in Santa Clara, California. The lease commenced in August 2015 for an initial term of 12 years, with two options to renew the lease for additional terms of five years each. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for total minimum lease payments of approximately $151.1 million.

Subsequent to the year ended December 31, 2016, we entered into certain lease agreements for additional office space. Total future minimum lease payments under these operating leases of approximately $52.1 million in aggregate are not included in the table above. $29.6 million of the $52.1 million relates to an expansion and lease term extension of our existing San Diego office facility.

In addition to the amounts above, the repayment of our 0% convertible senior notes with an aggregate principal amount of $575 million is due on November 1, 2018. Refer to Note 9 for further information regarding our convertible senior notes.

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

These settlements are considered multiple element arrangements for accounting purposes. We evaluated the accounting treatment of these settlements by identifying each element of the arrangements, which included amongst other elements, a release of past infringement claims and a covenant not to sue for a specified term of years. The primary benefit we received from the arrangements was the settlement and termination of all existing litigation, the avoidance of future litigation expenses and the avoidance of future management and customer disruptions. We determined that none of the elements of the settlement agreements have identifiable future benefits that would be capitalized as an asset. Accordingly, we recorded charges for aggregate legal settlements of $270.0 million in our consolidated statement of comprehensive loss for the year ended December 31, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement.

(17)    Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues by geography
North America (1)	$946,956	$702,985	$465,332
EMEA (2)	339,341	233,378	173,635
Asia Pacific and other	104,216	69,117	43,596
Total revenues	$1,390,513	$1,005,480	$682,563

Property and equipment, net by geographic area were as follows (in thousands):

	December 31,
	2016	2015
Property and equipment, net:
North America (3)	$132,671	$104,085
EMEA (2)	37,449	32,027
Asia Pacific and other	11,500	8,602
Total property and equipment, net	$181,620	$144,714

(1)	Revenues attributed to the United States were approximately 95% of North America revenues for the years ended December 31, 2016 and 2015, and 94% for the year ended December 31, 2014.

(2)	Europe, the Middle East and Africa (EMEA)

(3)
Property and equipment, net attributed to the United States were approximately 92% and 98% of property and equipment, net attributable to North America for the years ended December 31, 2016 and 2015, respectively.

Subscription revenues consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Service Management solutions	$1,108,846	$783,603	$532,045
IT Operations Management solutions	112,793	64,675	35,172
Total subscription revenues	$1,221,639	$848,278	$567,217

Our Service Management solutions include ServiceNow Platform, IT Service Management, IT Business Management, Customer Service, Human Resources and Security Operations, which have similar features and functions, and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

(18)    Related Party Transactions

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in 2016, 2015 or 2014. As of December 31, 2016 and 2015, there were no material amounts payable to or amounts receivable from related parties.

(19)    Subsequent Events

Events subsequent to December 31, 2016 have been evaluated through the date these consolidated financial statements were issued to determine whether they should be disclosed to keep the consolidated financial statements from being misleading. Our management noted the following subsequent events that should be disclosed:

On January 20, 2017, we acquired all issued and outstanding common shares of DxContinuum, Inc. for approximately $15.0 million in an all-cash transaction to enhance the predictive capabilities of our solutions. Our accounting and analysis of this transaction is pending completion.

On February 27, 2017, we announced Frank Slootman will resign from his position as President and Chief Executive Officer, effective April 3, 2017. Mr. Slootman will continue to serve as Chairman of our board of directors. We also announced on February 27, 2017 that our board of directors approved and appointed John J. Donahoe as President and Chief Executive Officer and expects to appoint Mr. Donahoe as a member of our board of directors each effective as of April 3, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
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

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled the "Consolidated Financial Statements and Supplementary Data."

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 28, 2017

SERVICENOW, INC.

By:	/s/ Frank Slootman
Frank Slootman Chairman, President and Chief Executive Officer

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

Signature	Title	Date

/s/ Frank Slootman	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Frank Slootman

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
Michael P. Scarpelli

/s/ Susan L. Bostrom	Director	February 28, 2017
Susan L. Bostrom

/s/ Jonathan C. Chadwick	Director	February 28, 2017
Jonathan C. Chadwick

/s/ Paul E. Chamberlain	Director	February 28, 2017
Paul E. Chamberlain

/s/ Ronald E.F. Codd	Director	February 28, 2017
Ronald E. F. Codd

/s/ Charles Giancarlo	Director	February 28, 2017
Charles Giancarlo

/s/ Frederic B. Luddy	Director	February 28, 2017
Frederic B. Luddy

/s/ Jeffrey A. Miller	Director	February 28, 2017
Jeffrey A. Miller

/s/ Anita M. Sands	Director	February 28, 2017
Anita M. Sands

/s/ William L. Strauss	Director	February 28, 2017
William L. Strauss

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-35580	3.1	8/10/2012
3.2	Restated Bylaws.	8-K	001-35580	3.1	12/10/2014
4.1	Form of Common Stock Certificate.	S-1/A	333-180486	4.1	6/19/2012
4.2	Indenture dated November 13, 2013 between ServiceNow, Inc. and Wells Fargo Bank, National Association.	8-K	001-35580	4.1	11/13/2013
4.3	Third Amended and Restated Investors Rights Agreement dated November 25, 2009 among the Registrant and certain of its stockholders.	S-1	333-180486	4.2	3/30/2012
10.1*	Form of Indemnification Agreement.	10-K	001-35580	10.1	2/27/2015
10.2*	2005 Stock Plan, Forms of Stock Option Agreement and Form of Restricted Stock Unit Agreement thereunder.	S-1	333-180486	10.2	3/30/2012
10.3*	2012 Equity Incentive Plan, Forms of Stock Option Award Agreement, Restricted Stock Agreement, Stock Appreciation Right Award Agreement and Restricted Stock Unit Award Agreement thereunder.	S-1/A	333-180486	10.3	6/19/2012
10.4*	Form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan adopted as of January 26, 2016.	10-K	001-35580	10.4	2/25/2016
10.5*	2012 Employee Stock Purchase Plan and Form of Subscription Agreement thereunder.	10-K	001-35580	10.4	3/8/2013
10.6*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan adopted as of January 26, 2016.	10-K	001-35580	10.6	2/25/2016
10.7*	Employment Agreement dated May 2, 2011 among the Registrant and Frank Slootman.	S-1	333-180486	10.5	3/30/2012
10.8*	First Amendment to Employment Agreement dated April 23, 2014 among Registrant and Frank Slootman.	10-Q	001-35580	10.1	8/7/2014
10.9*	Employment Agreement dated May 12, 2011 among the Registrant and Michael P. Scarpelli.	S-1	333-180486	10.6	3/30/2012
10.10*	First Amendment to Employment Agreement dated August 15, 2014 among Registrant and Michael P. Scarpelli.	10-Q	001-35580	10.2	11/5/2014
10.11*	Employment Agreement dated May 21, 2011 among the Registrant and David L. Schneider.	S-1	333-180486	10.7	3/30/2012
10.12*	First Amendment to Employment Agreement dated July 3, 2014 among Registrant and David L. Schneider.	10-Q	001-35580	10.1	11/5/2014
10.13*	Employment Agreement dated August 1, 2011 among the Registrant and Daniel R. McGee.	S-1	333-180486	10.8	3/30/2012
10.14*	First Amendment to Employment Agreement dated August 15, 2014 among Registrant and Daniel R. McGee.	10-Q	001-35580	10.3	11/5/2014

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.15*	Employment Agreement dated December 6, 2016 among the Registrant and Chirantan J. Desai.					x
10.16	Employment Agreement dated February 22, 2017 among the Registrant and John J. Donahoe.	8-K	001-35580	10.1	2/27/2017
10.17	Lease Agreement dated November 8, 2012 between the Registrant and Jay Ridge LLC.	S-1/A	333-184674	10.12	11/9/2012
10.18	Office Lease dated December 12, 2014 between Registrant and S1 55 LLC	8-K	001-35580	10.1	12/15/2014
10.19	Form of Base Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.1	11/13/2013
10.20	Form of Base Warrant Transaction Confirmation.	8-K	001-32224	99.2	11/13/2013
10.21	Form of Additional Convertible Note Hedge Transaction Confirmation.	8-K	001-32224	99.3	11/13/2013
10.22	Form of Additional Warrant Transaction Confirmation.	8-K	001-32224	99.4	11/13/2013
21.1	Subsidiaries of the Registrant.					x
23.1	Consent of independent registered public accounting firm.					x
24.1	Power of Attorney. Reference is made to the signature page hereto.					x
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					x
101.SCH**	XBRL Taxonomy Extension Schema Document.					x
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					x

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					x

*Indicates a management contract, compensatory plan or arrangement.

**    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of Sections 11 or 12 of the Securities Act, are deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those Sections.