Form 10-Q
period 2017-03-31
ServiceNow, Inc.
filed 2017-05-05
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of March 31, 2017, there were approximately 169.7 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$439,915	$401,238
Short-term investments	535,399	498,124
Accounts receivable, net	278,107	322,757
Current portion of deferred commissions	78,786	76,780
Prepaid expenses and other current assets	64,048	43,636
Total current assets	1,396,255	1,342,535
Deferred commissions, less current portion	61,648	61,990
Long-term investments	326,261	262,658
Property and equipment, net	189,659	181,620
Intangible assets, net	67,755	65,854
Goodwill	96,914	82,534
Other assets	31,771	36,576
Total assets	$2,170,263	$2,033,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,658	$38,080
Accrued expenses and other current liabilities	144,594	171,636
Current portion of deferred revenue	961,553	861,782
Total current liabilities	1,139,805	1,071,498
Deferred revenue, less current portion	50,440	33,319
Convertible senior notes, net	516,490	507,812
Other long-term liabilities	36,189	34,177
Total liabilities	1,742,924	1,646,806
Stockholders’ equity:
Common stock	170	167
Additional paid-in capital	1,476,899	1,405,317
Accumulated other comprehensive loss	(11,678)	(21,133)
Accumulated deficit	(1,038,052)	(997,390)
Total stockholders’ equity	427,339	386,961
Total liabilities and stockholders’ equity	$2,170,263	$2,033,767

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Subscription	$376,135	$267,422
Professional services and other	40,648	38,457
Total revenues	416,783	305,879
Cost of revenues(1):
Subscription	70,375	52,781
Professional services and other	46,072	41,479
Total cost of revenues	116,447	94,260
Gross profit	300,336	211,619
Operating expenses(1):
Sales and marketing	212,086	158,610
Research and development	84,489	65,924
General and administrative	46,251	41,237
Legal settlements	—	270,000
Total operating expenses	342,826	535,771
Loss from operations	(42,490)	(324,152)
Interest expense	(8,678)	(8,109)
Interest income and other income (expense), net	7,716	702
Loss before income taxes	(43,452)	(331,559)
Provision for (benefit from) income taxes	(2,790)	1,773
Net loss	$(40,662)	$(333,332)
Net loss per share - basic and diluted	$(0.24)	$(2.06)
Weighted-average shares used to compute net loss per share - basic and diluted	168,742,366	162,067,108
Other comprehensive income:
Foreign currency translation adjustments	$1,872	$680
Unrealized gain on investments, net of tax	7,583	1,633
Other comprehensive income, net of tax	9,455	2,313
Comprehensive loss	$(31,207)	$(331,019)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenues:
Subscription	$7,938	$6,607
Professional services and other	6,949	6,759
Sales and marketing	38,401	30,998
Research and development	21,801	20,533
General and administrative	14,854	10,411

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(40,662)	$(333,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,226	17,452
Amortization of premiums on investments	945	1,490
Amortization of deferred commissions	26,180	18,033
Amortization of debt discount and issuance costs	8,678	8,109
Stock-based compensation	89,943	75,308
Deferred income tax	(3,291)	—
Other	(2,218)	(330)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	47,021	15,811
Deferred commissions	(27,195)	(23,971)
Prepaid expenses and other assets	(22,772)	(19,808)
Accounts payable	675	3,387
Deferred revenue	112,447	70,803
Accrued expenses and other liabilities	(27,553)	245,735
Net cash provided by operating activities	187,424	78,687
Cash flows from investing activities:
Purchases of property and equipment	(33,186)	(29,077)
Business combinations, net of cash acquired	(15,035)	(500)
Purchases of other intangibles	—	(5,750)
Purchases of investments	(222,596)	(180,365)
Purchases of strategic investment	(1,000)	—
Sales of investments	21,789	92,885
Maturities of investments	122,263	91,858
Restricted cash	(689)	(457)
Net cash used in investing activities	(128,454)	(31,406)
Cash flows from financing activities:
Proceeds from employee stock plans	34,807	19,873
Taxes paid related to net share settlement of equity awards	(53,023)	(28,453)
Payments on financing obligation	(1,415)	(110)
Net cash used in financing activities	(19,631)	(8,690)
Foreign currency effect on cash and cash equivalents	(662)	2,554
Net increase in cash and cash equivalents	38,677	41,145
Cash and cash equivalents at beginning of period	401,238	412,305
Cash and cash equivalents at end of period	$439,915	$453,450
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	8,857	8,393

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the "Company", “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1)    Description of the Business

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, we deploy our service on-premise at a customer data center to support a customer's unique regulatory or security requirements.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for other interim periods or for future years. The condensed consolidated balance sheet as of December 31, 2016 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Prior Period Reclassification

Certain reclassifications of prior period amounts have been made in Note 16 to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, the best estimate of selling price of the deliverables included in multiple elements revenue arrangements, the fair value of assets acquired and liabilities assumed for business combinations, stock-based compensation expenses, the assessment of the useful life and recoverability of our property and equipment, goodwill and identifiable intangible assets, future taxable income and legal contingencies. Actual results could differ from those estimates.

New Accounting Pronouncements Pending Adoption

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. This new standard is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test. This standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, this new standard eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This new standard is effective for our interim and annual periods beginning January 1, 2020, and early adoption is permitted. We do not anticipate that this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We do not anticipate that this standard will have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on eight specific cash flow issues. Among these issues, this standard requires, at the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings, the portion of the cash payment attributable to the accreted interest related to the debt discount to be classified as cash flows for operating activities, and the portion of the cash payments attributable to the principal to be classified as cash outflows for financing activities. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This new standard is effective for our interim and annual periods beginning January 1, 2020. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. While we are currently evaluating the impact of this standard on our condensed consolidated financial statements, we anticipate that this standard will have a material impact on our condensed consolidated balance sheets given that we had operating lease commitments of approximately $353 million as of March 31, 2017. However, we do not anticipate that this standard will have a material impact on our condensed consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This new standard is effective for our interim and annual periods beginning January 1, 2018. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under this new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, this standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption beginning January 1, 2017 is permitted. We will adopt this new standard beginning January 1, 2018.

The Topic 606 guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

Given the scope of work required to implement the recognition and disclosure requirements under the Topic 606 standard, we began our assessment process in 2014 and have since made significant progress, including the identification of necessary changes to our policies, processes, systems and controls.

We do not expect the new standard to have a material impact on the timing of revenue recognition related to our cloud-based subscription offerings. However, we expect the new standard to have a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings, in which we grant customers the right to deploy our subscription service on the customer’s own servers, without significant penalty. Under this new standard, the requirement to have vendor specific objective evidence (VSOE) for undelivered elements is eliminated. As such, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, compared to the current practice of recognizing the entire sales price ratably over an estimated subscription period due to the lack of VSOE. To the extent the amounts recognized as revenue have not been billed, the accrued revenue will be recorded as unbilled receivables on our condensed consolidated balance sheets. We currently believe that our total revenues reported for the year ended December 31, 2016 would have increased by approximately $22 to $27 million on a pro forma basis if the new standard had been applied for the entire 2016 fiscal year starting on January 1, 2016.

In addition, we expect the new standard to change the way we account for commissions paid on both our on-premises offerings and our cloud-based subscription offerings. Our current practice is to defer only direct and incremental commission costs to obtain a contract and amortize those costs over the contract term for both our on-premises offerings and our cloud-based subscription offerings. Under the new standard, we will defer all incremental commission costs to obtain customer contracts for both our on-premises offerings and our cloud-based subscription offerings. Commissions allocated to the software element of our on-premise offerings will be expensed immediately under the new standard, while commissions allocated to the support element of our on-premise offerings as well as commissions paid on our cloud-based subscription offerings will be amortized over an expected period of benefit, which we have determined to be approximately five years. As a result, we currently expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under the new standard. The aggregate impact resulting from changes in the way we account for commission expense for both our cloud-based subscription offerings and our on-premise offerings is expected to reduce our sales and marketing expenses by approximately $22 to $27 million for the year ended December 31, 2016.

We are continuing to evaluate the impact of the adoption of this standard on our condensed consolidated financial statements, including our footnotes, and our preliminary assessments are subject to change.

(3)    Investments

Marketable Securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$66,672	$—	$—	$66,672
Corporate notes and bonds	679,589	143	(1,197)	678,535
Certificates of deposit	44,251	—	—	44,251
U.S. government agency securities	50,638	1	(107)	50,532
Marketable equity securities	10,000	11,670	—	21,670
Total available-for-sale securities	$851,150	$11,814	$(1,304)	$861,660

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$56,839	$—	$—	$56,839
Corporate notes and bonds	628,054	91	(1,590)	626,555
Certificates of deposit	35,355	—	—	35,355
U.S. government agency securities	42,088	7	(62)	42,033
Total available-for-sale securities	$762,336	$98	$(1,652)	$760,782

As of March 31, 2017, the contractual maturities of our available-for-sale investment securities, excluding marketable equity securities, did not exceed 24 months. The fair values of these securities, by remaining contractual maturity, are as follows (in thousands):

March 31, 2017
Due in 1 year or less	$513,729
Due in 1 year through 2 years	326,261
Total	$839,990

The following table shows the fair values and the gross unrealized losses of our available-for-sale investment securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$537,276	$(1,171)	$26,908	$(26)	$564,184	$(1,197)
U.S. government agency securities	48,536	(107)	—	—	48,536	(107)
Total	$585,812	$(1,278)	$26,908	$(26)	$612,720	$(1,304)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$492,503	$(1,530)	$47,940	$(60)	$540,443	$(1,590)
U.S. government agency securities	30,033	(62)	—	—	30,033	(62)
Total	$522,536	$(1,592)	$47,940	$(60)	$570,476	$(1,652)

There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Strategic Investments

We account for our investments in non-marketable debt and equity securities of certain privately-held companies under the cost method, as we have less than a 20% ownership interest and we do not have the ability to exercise significant influence over the operations of these companies. We utilize Level 3 inputs as part of our impairment analysis, including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information such as the issuer's financial results and earnings trends to identify indicators of other-than-temporary impairment. We have not recorded any impairment charges for any of our investments in privately-held companies and the carrying value of these investments included in Other assets on the condensed consolidated balance sheets was $2.0 million and $11.0 million as of March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, we reclassified $10.0 million of non-marketable equity securities (at cost) to Short-term investments on our condensed consolidated balance sheets due to an initial public offering by the investee, and recorded an unrealized gain of $11.7 million within other comprehensive income in our consolidated statements of comprehensive loss.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at March 31, 2017 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$96,840	$—	$96,840
Certificates of deposit	—	1,500	1,500
Short-term investments:
Commercial paper	—	66,672	66,672
Corporate notes and bonds	—	381,042	381,042
Certificates of deposit	—	37,655	37,655
U.S. government agency securities	—	28,360	28,360
Marketable equity securities	21,670	—	21,670
Long-term investments:
Corporate notes and bonds	—	297,493	297,493
Certificates of deposit	—	6,596	6,596
U.S. government agency securities	—	22,172	22,172
Total	$118,510	$841,490	$960,000

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$165,627	$—	$165,627
Short-term investments:
Commercial paper	—	56,839	56,839
Corporate notes and bonds	—	388,429	388,429
Certificates of deposit	—	35,355	35,355
U.S. government agency securities	—	17,501	17,501
Long-term investments:
Corporate notes and bonds	—	238,125	238,125
U.S. government agency securities	—	24,533	24,533
Total	$165,627	$760,782	$926,409

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

(5)    Business Combinations

2017 Business Combination

DxContinuum

On January 20, 2017, we completed the acquisition of a privately-held company, DxContinuum, Inc. (DxContinuum), by acquiring all issued and outstanding common shares of DxContinuum for approximately $15.0 million in an all-cash transaction to enhance the predictive capabilities of our solutions.

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible assets acquired	$37
Intangible assets:
Developed technology	6,400	5
Goodwill	11,159
Net deferred tax liabilities(1)	(2,561)
Total purchase price	$15,035

(1)	Deferred tax liabilities, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating DxContinuum technologies with our offerings. The goodwill balance is not deductible for income tax purposes.

The results of operations of DxContinuum have been included in our condensed consolidated financial statements from the date of purchase. The business combination did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

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

For both business combinations, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating the acquired technologies with our offerings. The goodwill balance for both business combinations is not deductible for income tax purposes. Aggregate acquisition-related costs of $1.0 million are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss.

The results of operations of both BrightPoint and ITapp have been included in our condensed consolidated financial statements from their respective dates of purchase. The following unaudited pro forma consolidated financial information combines the results of operations from us, BrightPoint and ITapp for the three months ended March 31, 2016, as if the acquisitions of BrightPoint and ITapp had occurred on January 1, 2016 (in thousands, except share and per share data):

Three Months Ended March 31, 2016
(unaudited)
Revenue	$306,268
Net loss	$(335,625)
Weighted-average shares used to compute net loss per share - basic and diluted	162,067,108
Net loss per share - basic and diluted	$(2.07)

The pro forma results as presented above are based on estimates and assumptions, which we believe are reasonable. They are not necessarily indicative of our condensed consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments primarily related to amortization of acquired intangible assets and acquisition-related costs.

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2016	$82,534
Goodwill acquired	11,159
Foreign currency translation adjustments	3,221
Balance as of March 31, 2017	$96,914

Intangible assets consist of the following (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$85,899	$(34,981)	$50,918
Patents	17,610	(1,369)	16,241
Other	1,775	(1,179)	596
Total intangible assets	105,284	(37,529)	67,755

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$79,206	$(30,858)	$48,348
Patents	17,610	(867)	16,743
Other	1,775	(1,012)	763
Total intangible assets	$98,591	$(32,737)	$65,854

Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was approximately $4.7 million and $2.9 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2017 (in thousands):

Years Ending December 31,
2017	$13,503
2018	17,091
2019	17,011
2020	7,363
2021	5,458
Thereafter	7,329
Total future amortization expense	$67,755

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer equipment	$240,617	$222,648
Leasehold improvements	37,357	37,095
Computer software	34,879	32,132
Furniture and fixtures	33,556	31,574
Building	6,788	6,379
Construction in progress	3,431	2,535
	356,628	332,363
Less: Accumulated depreciation	(166,969)	(150,743)
Total property and equipment, net	$189,659	$181,620

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2017 and 2016 was $20.4 million and $14.6 million, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Taxes payable	$19,360	$19,472
Bonuses and commissions	43,803	67,259
Accrued compensation	37,490	30,816
Other employee related liabilities	20,081	28,812
Other	23,860	25,277
Total accrued expenses and other current liabilities	$144,594	$171,636

(9)    Convertible Senior Notes

In November 2013, we issued 0% convertible senior notes due November 1, 2018 with an aggregate principal amount of $575 million, or the Notes. The Notes do not bear interest. The Notes mature on November 1, 2018 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.

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

The Notes are convertible into up to 7.8 million shares of our common stock at an initial conversion rate of approximately 13.54 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $73.88 per share of common stock, subject to adjustment. Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding July 1, 2018, only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•upon the occurrence of specified corporate events.

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

	March 31, 2017	December 31, 2016
Liability:
Principal	$575,000	$575,000
Less: debt issuance cost and debt discount, net of amortization	(58,510)	(67,188)
Net carrying amount	$516,490	$507,812

We consider the fair value of the Notes at March 31, 2017 and December 31, 2016 to be a Level 2 measurement. The estimated fair values of the Notes were $743.8 million and $681.4 million at March 31, 2017 and December 31, 2016, respectively (based on the closing trading price per $100 of the Notes on March 31, 2017 and December 31, 2016, respectively). The Notes were not convertible as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, the remaining life of the Notes is 19 months. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization of debt issuance cost	$465	$435
Amortization of debt discount	8,213	7,674
Total	$8,678	$8,109
Effective interest rate of the liability component	6.5%

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

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Foreign currency translation adjustment	$(17,405)	$(19,277)
Net unrealized gain (loss) on investments, net of tax	5,727	(1,856)
Accumulated other comprehensive loss	$(11,678)	$(21,133)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of March 31, 2017. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2017, we had 169,721,359 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

March 31, 2017
Stock plans:
Options outstanding	5,649,375
RSUs	14,129,353
Shares of common stock available for future grants:
2012 Equity Incentive Plan(1)	25,617,438
2012 Employee Stock Purchase Plan(1)	9,868,010
Total reserved shares of common stock for future issuance	55,264,176

(1)	Refer to Note 12 for a description of these plans.

During the three months ended March 31, 2017 and 2016, we issued a total of 2,290,586 shares and 2,062,399 shares, respectively, from stock option exercises, vesting of restricted stock units, or RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan, or ESPP.

(12)    Equity Awards

We currently have two equity incentive plans, our 2005 Stock Option Plan, or 2005 Plan, and our 2012 Equity Incentive Plan, or 2012 Plan. Our 2005 Plan was terminated in connection with our initial public offering in 2012 but continues to govern the terms of outstanding stock options that were granted prior to the termination of the 2005 Plan. We no longer grant equity awards pursuant to our 2005 Plan.

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation, or collectively, equity awards. In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2017, 8,371,539 shares of common stock were automatically added to the 2012 Plan pursuant to the provision described in the preceding sentence.

Our 2012 Employee Stock Purchase Plan, or 2012 ESPP, authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2017, 1,674,308 shares of common stock were automatically added to the 2012 ESPP pursuant to the provision described in the preceding sentence.

Stock Options

A summary of the stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,818,435	$20.57
Granted	566,720	84.81
Exercised	(697,446)	15.77		$51,560
Canceled	(38,334)	71.68
Outstanding at March 31, 2017	5,649,375	$27.26	5.67	$340,134
Vested and expected to vest as of March 31, 2017	5,569,939	26.63	5.63	$338,864
Vested and exercisable as of March 31, 2017	4,375,490	$12.95	4.63	$326,059

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $37.55 for the three months ended March 31, 2017. The total fair value of stock options vested during the three months ended March 31, 2017 was $2.5 million.

Included in the number of options granted during the three months ended March 31, 2017 are 396,720 options with both service and market-based criteria, which were granted to our new President and Chief Executive Officer, who started his employment with us during the quarter. The fair values of the options granted and the corresponding derived service periods were calculated using a Monte Carlo simulation, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The stock-based compensation expense associated with these options are recorded on a graded vesting basis.

As of March 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $36.1 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2017 was 3.73 years.

RSUs

A summary of RSU activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2016	12,222,282	$63.66
Granted	4,216,410	88.05
Vested	(1,801,659)	55.73	$164,367
Forfeited	(507,680)	73.14
Non-vested at March 31, 2017	14,129,353	71.60	$1,235,895

RSUs granted to employees under the 2012 Plan generally vest over a four-year period. As of March 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $772.6 million and the weighted-average remaining vesting period was 3 years.

(13)    Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding common stock options, RSUs, shares of common stock subject to repurchase, ESPP obligations, convertible senior notes and warrants. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding common stock options, RSUs, ESPP obligations, convertible senior notes and warrants are excluded from the computation of diluted net loss per share in periods in which the effect would be antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(40,662)	$(333,332)
Denominator:
Weighted-average shares outstanding—basic and diluted	168,742,366	162,067,108
Net loss per share—basic and diluted:	$(0.24)	$(2.06)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	March 31,
	2017	2016
Common stock options	5,649,375	7,718,715
Restricted stock units	14,129,353	14,161,913
ESPP obligations	290,102	292,689
Convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of convertible senior notes	7,783,023	7,783,023
Total potentially dilutive securities	35,634,876	37,739,363

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was 6% for the three months ended March 31, 2017, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with an acquisition, excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

Our effective tax rate was (1)% for the three months ended March 31, 2016, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, and non-deductible expenses arising from stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2017, our tax years 2005 to 2016 remain subject to examination in most jurisdictions.

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

(15)    Commitments and Contingencies

Operating Leases and Other Contractual Commitments

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates. Future minimum payments under our non-cancelable operating leases and other contractual commitments outstanding as of March 31, 2017 are presented in the table below (in thousands):

	Leases, net of Sublease Income	Purchase Obligations(1)	Other	Total
Years Ending December 31,
Remainder of 2017	$27,659	$15,217	$413	$43,289
2018	40,873	18,735	550	60,158
2019	42,716	8,783	550	52,049
2020	42,419	4,022	550	46,991
2021	42,358	2,128	550	45,036
Thereafter	156,965	—	1,558	158,523
Total	$352,990	$48,885	$4,171	$406,046

(1)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center and IT operations. Not included in the table above are certain purchase commitments related to our future Knowledge user conferences. If we were to cancel these contractual commitments as of March 31, 2017, we would have been obligated to pay cancellation penalties of approximately $15.8 million in aggregate.

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

These settlements are considered multiple element arrangements for accounting purposes. We evaluated the accounting treatment of these settlements by identifying each element of the arrangements, which included amongst other elements, a release of past infringement claims and a covenant not to sue for a specified term of years. The primary benefit we received from the arrangements was the settlement and termination of all existing litigation, the avoidance of future litigation expenses and the avoidance of future management and customer disruptions. We determined that none of the elements of the settlement agreements have identifiable future benefits that would be capitalized as an asset. Accordingly, we recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss during the three months ended March 31, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement.

(16)   Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
North America (1)	$285,581	$210,517
EMEA (2)	98,866	74,281
Asia Pacific and other	32,336	21,081
Total revenues	$416,783	$305,879

Property and equipment, net by geographic area were as follows (in thousands):

	March 31,	December 31,
	2017	2016
North America(3)	$136,427	$132,671
EMEA(2)	39,445	37,449
Asia Pacific and other	13,787	11,500
Total property and equipment, net	$189,659	$181,620

(1)	Revenues attributed to the United States were approximately 94% and 95% of North America revenues for each of the three months ended March 31, 2017 and 2016, respectively.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 91% and 92% of property and equipment, net attributable to North America as of March 31, 2017 and December 31, 2016, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Service Management solutions	$333,636	$244,606
IT Operations Management solutions	42,499	22,816
Total subscription revenues	$376,135	$267,422

Our Service Management solutions include ServiceNow Platform, IT Service Management, IT Business Management, Customer Service Management, Human Resources Management and Security Operations Management, which have similar features and functions, and are generally priced on a per user basis. Our IT Operations Management solutions, which improve visibility, availability and agility of enterprise services, are generally priced on a per node basis.

(17)    Subsequent Event

John J. Donahoe commenced employment with the Company on February 27, 2017 and was appointed as our President and Chief Executive Officer and as a member of our board of directors effective as of April 3, 2017.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in the Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission, or the SEC, on February 28, 2017 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Our billings and free cash flow measures included in the sections entitled “—Key Business Metrics—Billings,” and “—Key Business Metrics—Free Cash Flow” are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We believe investors should consider these non-GAAP financial measures in evaluating our results as they are indicative of our ongoing performance and reflect how management evaluates our operational results and trends.

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, we deploy our service on-premise at a customer data center to support a customer's unique regulatory or security requirements.

We generally offer our services on an annual subscription fee basis which includes access to the ordered subscription service and related support, including updates to the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term, and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and, to a lesser extent, indirectly through resale partners and third-party referrals. We also generate revenues from professional services for implementation and configuration services and for training of customer and partner personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 5,223 as of March 31, 2017 from 3,991 as of March 31, 2016.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 370 and 245 customers with ACV greater than $1 million as of March 31, 2017 and 2016, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate (GULT), Data Universal Numbering System (DUNS) and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to "Government of the United States" under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

G2K customer count. The Global 2000 (G2K) customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2,000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution. Our G2K customer count was 763 and 657 as of March 31, 2017 and 2016, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking aggregate ACV from G2K customers as of the end of the period divided by the total number of G2K customers as of the end of the period. ACV is calculated based on the foreign exchange rate in effect at the time the contract was entered into, and as a result, foreign currency rate fluctuations could cause variability in the average ACV per G2K customer. Our average ACV per G2K customer was approximately $1.1 million and $0.9 million as of March 31, 2017 and 2016, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. Our renewal rate was 97% for each of the three months ended March 31, 2017 and 2016. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Billings. We define billings, a non-GAAP financial measure, as revenues recognized plus the change in total deferred revenue as presented on the condensed consolidated statements of cash flows. The change in total deferred revenue as presented on the condensed consolidated statements of cash flows represents the change in deferred revenues in local currencies translated into U.S. dollars using an average foreign currency exchange rate, and aligns actual billings with the exchange rates in effect at the time of the billings. We believe billings is a useful leading indicator regarding the performance of our business.

A calculation of billings is provided below:

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Billings:
Total revenues	$416,783	$305,879	36%
Change in deferred revenue from the condensed consolidated statements of cash flows	112,447	70,803	59%
Total billings	$529,230	$376,682	40%

Billings consists of amounts invoiced for contracts with new customers, upsells, renewals, backlog, professional services, training, and our Knowledge and other customer forum events. Factors that may cause our billings results to vary from period to period include the following:

•
Billings duration. While we typically bill customers annually for our subscription services, customers sometimes request, and we accommodate, billings with durations less or greater than the typical 12-month term.

•
Contract start date. From time to time, we enter into contracts with a contract start date in the future, and we exclude these amounts from billings as these amounts are not included in our condensed consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

•
Foreign currency exchange rates. While a majority of our billings have historically been in U.S. Dollars, an increasing percentage of our billings in recent periods has been in foreign currencies, particularly the Euro and British Pound Sterling.

Accordingly, while we believe billings is a useful leading indicator regarding the performance of our business, an increase or decrease in new or renewed subscriptions in a reporting period may not have an immediate impact on billings for that reporting period due to the factors above, which may offset the increase or decrease, as applicable.

To facilitate greater year-over-year comparability in our billings results, we disclose the impact that foreign currency rate fluctuations and fluctuations in billings duration had on our billings. The impact of foreign currency rate fluctuations is calculated by translating the current period results for entities reporting in currencies other than U.S. Dollars into U.S. Dollars at the exchange rates in effect during the prior period presented, rather than the actual exchange rates in effect during the current period. The impact of fluctuations in billings duration is calculated by replacing the portion of multi-year billings in excess of 12 months during the current period with the portion of multi-year billings in excess of 12 months during the prior period presented. In our Annual Report on Form 10-K for the year ended December 31, 2016, we calculated the impact of fluctuations in billings duration using a different methodology that applied the weighted average billings duration in effect during the prior period presented rather than the actual weighted average billings duration in effect during the current period. Weighted average billings duration refers to the weighted average billings duration for all our customer contracts commencing during the period, unless such amounts have been paid during the period. To the extent that multi-year billings grow and billings durations lengthen, our new methodology provides more meaningful information on the impact of multi-year billings fluctuations than our previous weighted average billings duration methodology. This change in methodology did not have a material impact on the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Notwithstanding the adjustments described above, the comparability of billings results from period to period remains subject to the impact of variations in the dollar value of contracts with future start dates, for which no adjustments have been presented.

Foreign currency rate fluctuations had an unfavorable impact of $9.5 million on billings for the three months ended March 31, 2017. Changes in billings duration had a favorable impact of $21.3 million for the three months ended March 31, 2017, primarily due to one customer contract entered into during the quarter with a five year billing term.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment. Purchases of property and equipment is otherwise included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. In addition, free cash flow is impacted by the timing of collections and disbursements, including the timing of capital expenditures. A calculation of free cash flow is provided below:

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$187,424	$78,687	138%
Purchases of property and equipment	(33,186)	(29,077)	14%
Free cash flow (1)	$154,238	$49,610	211%

(1)
Free cash flow includes the effect of a $17.5 million payment for legal settlement during the three months ended March 31, 2016. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the terms of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 33 months for each of the three months ended March 31, 2017 and 2016. The average upsell contract term was 26 months and 22 months for the three months ended March 31, 2017 and 2016, respectively. The average renewal contract term was 25 months and 27 months for the three months ended March 31, 2017 and 2016, respectively.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service, related support and upgrades, if any, to the subscription service during the subscription term. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future upgrades, when and if available, offered during the subscription term. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

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

We generate sales directly through our sales team and, to a lesser extent, through our resale partners. Revenues from our direct sales organization represented 91% and 88% of our total revenues for each of the three months ended March 31, 2017 and 2016, respectively. We make sales to our resale partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, other third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are between 5% and 15% of the customer's ACV, depending on the level of activity these third parties perform in the sales process. We include these fees in sales and marketing expense.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to infrastructure that is not dedicated for customer use or research and development use are allocated to cost of revenues and operating expenses based on headcount.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which includes facility costs associated with our data centers as well as interconnectivity between data centers, depreciation related to our cloud-based infrastructure hardware equipment dedicated for customer use, amortization of intangible assets and personnel-related costs directly associated with our cloud-based infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners, travel expenses and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 24% and 21% for the three months ended March 31, 2017 and 2016, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also include third-party referral fees, expenses related to our annual Knowledge user conference, other marketing program expenses, which include events, advertising and market data, and allocated overhead.

Research and Development

Research and development expenses consist primarily of personnel-related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation and allocated overhead. Research and development expenses also include data center capacity costs, costs associated with outside services contracted for research and development purposes, amortization of intangible assets and depreciation of cloud-based infrastructure hardware equipment that is used solely for research and development purposes.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our executive, finance, legal, human resources, facility and administrative personnel, including salaries, benefits, bonuses and stock-based compensation, external legal, accounting and other professional services fees, other corporate expenses, amortization of intangible assets and allocated overhead.

Legal Settlements

Legal settlements consist of one-time aggregate charges related to the settlement agreements with Hewlett Packard Enterprise Company (HPE) and BMC Software, Inc. (BMC). Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of these matters.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2017 and December 31, 2016. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Subscription	$376,135	$267,422
Professional services and other	40,648	38,457
Total revenues	416,783	305,879
Cost of revenues(1):
Subscription	70,375	52,781
Professional services and other	46,072	41,479
Total cost of revenues	116,447	94,260
Gross profit	300,336	211,619
Operating expenses(1):
Sales and marketing	212,086	158,610
Research and development	84,489	65,924
General and administrative	46,251	41,237
Legal settlements	—	270,000
Total operating expenses	342,826	535,771
Loss from operations	(42,490)	(324,152)
Interest expense	(8,678)	(8,109)
Interest income and other income (expense), net	7,716	702
Loss before income taxes	(43,452)	(331,559)
Provision for (benefit from) income taxes	(2,790)	1,773
Net loss	$(40,662)	$(333,332)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenues:
Subscription	$7,938	$6,607
Professional services and other	6,949	6,759
Sales and marketing	38,401	30,998
Research and development	21,801	20,533
General and administrative	14,854	10,411
Total stock-based compensation	$89,943	$75,308

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended March 31,
	2017	2016
Revenues:
Subscription	90%	87%
Professional services and other	10	13
Total revenues	100	100
Cost of revenues(1):
Subscription	17	17
Professional services and other	11	14
Total cost of revenues	28	31
Gross profit	72	69
Operating expenses(1):
Sales and marketing	51	52
Research and development	20	22
General and administrative	11	13
Legal settlements	—	88
Total operating expenses	82	175
Loss from operations	(10)	(106)
Interest expense	(2)	(3)
Interest income and other income (expense), net	2	—
Loss before income taxes	(10)	(109)
Provision for (benefit from) income taxes	(1)	1
Net loss	(9)%	(110)%

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenues:
Subscription	2%	2%
Professional services and other	2	2
Sales and marketing	9	10
Research and development	5	7
General and administrative	4	4
Total stock-based compensation	22%	25%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Revenues:
Subscription	$376,135	$267,422	41%
Professional services and other	40,648	38,457	6%
Total revenues	$416,783	$305,879	36%
Percentage of revenues:
Subscription	90%	87%
Professional services and other	10%	13%
Total	100%	100%

Subscription revenues increased $108.7 million during the three months ended March 31, 2017, compared to the same period in the prior year, driven by our upsells and an increase in our customer count. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ended December 31, 2017 compared to the year ended December 31, 2016 as we continue to add new customers and upsell to existing customers. Our expectations for 2017 revenues, cost of revenues and operating expenses are based on foreign exchange rates as of March 31, 2017.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Service Management solutions	$333,636	$244,606	36%
IT Operations Management solutions	42,499	22,816	86%
Total subscription revenues	$376,135	$267,422	41%

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

Professional services and other revenues increased $2.2 million during the three months ended March 31, 2017, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. We expect professional services and other revenues to grow at a slower rate compared to subscription revenues as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 31% of total revenues for each of the three months ended March 31, 2017 and 2016. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended March 31, 2016 to the three months ended March 31, 2017 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2017 at the exchange rates for the three months ended March 31, 2016 rather than the actual exchange rates in effect during the period, our subscription revenues would have increased by an additional $6.5 million. The impact from the foreign currency movements from the three months ended March 31, 2016 to the three months ended March 31, 2017 is not material to professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$70,375	$52,781	33%
Professional services and other	46,072	41,479	11%
Total cost of revenues	$116,447	$94,260	24%
Gross profit percentage:
Subscription	81%	80%
Professional services and other	(13)%	(8)%
Total gross profit percentage	72%	69%
Gross Profit	$300,336	$211,619
Headcount (at period end)
Subscription	785	607	29%
Professional services and other	528	498	6%
Total headcount	1,313	1,105	19%

Cost of subscription revenues increased $17.6 million during the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $6.6 million in personnel-related costs excluding stock-based compensation, an increase of $1.6 million in overhead expenses and an increase of $1.3 million in stock-based compensation. In addition, there was an increase of $4.1 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers, an increase of $1.4 million in data center capacity costs due to the addition of new data centers and the expansion of existing data centers and an increase of $0.8 million in amortization of intangibles as a result of acquisitions in 2016.

Our subscription gross profit percentage increased to 81% for the three months ended March 31, 2017, from 80% for the three months ended March 31, 2016, due to improved data center utilization and economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ended December 31, 2017 compared to the year ended December 31, 2016 as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage to improve slightly for the year ended December 31, 2017 compared to the year ended December 31, 2016 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $4.6 million during the three months ended March 31, 2017 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.5 million in personnel-related costs excluding stock-based compensation. Outside services increased $2.0 million during the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to increased utilization of contracted third-party partners for the implementation and configuration of our subscription services.

Our professional services and other gross profit percentage decreased to (13)% for the three months ended March 31, 2017, from (8)% for the three months ended March 31, 2016, due to lower utilization rates as we invest in specialized resources to support our newer products. We expect cost of professional services and other revenues to increase in absolute dollars for the year ended December 31, 2017 compared to the year ended December 31, 2016 as our business grows. We expect our professional services and other gross profit percentage to decline for the year ended December 31, 2017 compared to the year ended December 31, 2016 as we continue to invest in our professional services organization to support our newer products.

The impact from the foreign currency movements from the three months ended March 31, 2016 to the three months ended March 31, 2017 is not material to cost of revenues.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$212,086	$158,610	34%
Percentage of revenues	51%	52%
Headcount (at period end)	2,089	1,571	33%

Sales and marketing expenses increased $53.5 million during the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $28.5 million in personnel-related costs excluding stock-based compensation, an increase of $7.4 million in stock-based compensation, an increase of $6.6 million in commissions expense and an increase of $4.3 million in overhead expenses. Commissions and referral fees amounted to 7% and 8% of subscription revenues for three months ended March 31, 2017 and 2016, respectively. Marketing program expenses, which include events, advertising and market data, increased $4.7 million during the three months ended March 31, 2017 compared to the same period in the prior year. Outside services increased $1.5 million during the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our sales and marketing functions.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the three months ended March 31, 2016 to the three months ended March 31, 2017 had a favorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2017 at the exchange rates for the three months ended March 31, 2016 rather than the actual exchange rates in effect during the period, our sales and marketing expenses would have increased by an additional $1.6 million.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ended December 31, 2017 compared to the year ended December 31, 2016, but decrease slightly as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$84,489	$65,924	28%
Percentage of revenues	20%	22%
Headcount (at period end)	1,123	821	37%

Research and development expenses increased $18.6 million during the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $13.1 million in personnel-related costs excluding stock-based compensation, an increase of $2.6 million in overhead expenses and an increase of $1.3 million in stock-based compensation. Outside services increased $0.6 million during the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our research and development functions. Amortization of intangible assets increased $0.5 million as a result of acquisitions in 2016.

The impact from the foreign currency movements from the three months ended March 31, 2016 to the three months ended March 31, 2017 is not material to research and development expenses.

We expect research and development expenses to increase in absolute dollar terms for the year ended December 31, 2017 compared to the year ended December 31, 2016, but decrease slightly as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
General and administrative	$46,251	$41,237	12%
Percentage of revenues	11%	13%
Headcount (at period end)	698	494	41%

General and administrative expenses increased $5.0 million during the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $4.4 million in stock-based compensation, an increase of $4.3 million in personnel-related costs excluding stock-based compensation and an increase of $0.6 million in overhead expenses. Software subscription costs increased $0.8 million to support our administrative functions. The increase in general and administrative expenses was partially offset by a decrease of $5.8 million in outside services primarily due to a decrease in attorney fees associated with litigation matters.

The impact from the foreign currency movements from the three months ended March 31, 2016 to the three months ended March 31, 2017 is not material to general and administrative expenses.

We expect general and administrative expenses to increase in absolute dollar terms for the year ended December 31, 2017 compared to the year ended December 31, 2016 as we continue to hire people, but decrease slightly as a percentage of total revenues as we continue to grow our revenues.

Legal Settlements

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Legal settlements	$—	$270,000	NM
Percentage of revenues	NM	88%

Legal settlements decreased $270.0 million during three months ended March 31, 2017 compared to the prior year, reflecting the settlement agreements we entered into with HPE and BMC during the prior year. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$7,938	$6,607	20%
Professional services and other	6,949	6,759	3%
Sales and marketing	38,401	30,998	24%
Research and development	21,801	20,533	6%
General and administrative	14,854	10,411	43%
Total stock-based compensation	$89,943	$75,308	19%
Percentage of revenues	22%	25%

Stock-based compensation increased $14.6 million during the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to increased headcount and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2017, we expect stock-based compensation to continue to increase in absolute dollar terms for the year ended December 31, 2017 compared to the year ended December 31, 2016, but decrease as a percentage of total revenues as we continue to grow.

Interest Expense

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Interest expense	$(8,678)	$(8,109)	7%
Percentage of revenues	2%	3%

Interest expense increased $0.6 million during the three months ended March 31, 2017 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to the Notes. For the remainder of the year, we expect to incur approximately $26.9 million in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Interest income	$2,578	$1,825	41%
Foreign currency exchange gain (loss)	5,034	(1,333)	(478)%
Other	104	210	(50)%
Interest and other income (expense), net	$7,716	$702	NM
Percentage of revenues	2%	—%

Interest income and other income (expense), net, increased $7.0 million during the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to higher foreign exchange gains and increased interest income. We had foreign exchange gains of $5.0 million for the three months ended March 31, 2017 compared to losses of $1.3 million for the three months ended March 31, 2016 as a result of fluctuations in foreign currency exchange rates. Interest income increased $0.8 million due to higher yields on our invested balances for the three months ended March 31, 2017.

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

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Loss before income taxes	$(43,452)	$(331,559)	(87)%
Provision for (benefit from) income taxes	(2,790)	1,773	(257)%
Effective tax rate	6%	(1)%

Our effective tax rate was 6% for the three months ended March 31, 2017 compared to (1)% for the three months ended March 31, 2016 primarily due to a release of the valuation allowance in connection with an acquisition, excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

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

Net Loss

	Three Months Ended March 31,		% Change
	2017	2016
	(dollars in thousands)
Net loss	$(40,662)	$(333,332)	(88)%
Percentage of revenues	(9)%	(110)%

Net loss decreased $292.7 million during the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to legal settlements. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. We expect to continue to incur a GAAP loss for the year ended December 31, 2017 due to increased costs and expenses, including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$187,424	$78,687
Net cash used in investing activities	(128,454)	(31,406)
Net cash used in financing activities	(19,631)	(8,690)
Net increase in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	38,677	41,145

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2017, we had $975.3 million in cash and cash equivalents and short-term investments, of which $267.0 million represented cash held by foreign subsidiaries. $205.5 million of the $975.3 million are denominated in currencies other than U.S. Dollar. In addition, we had $326.3 million in long-term investments that provide additional capital resources. We consider earnings from foreign operations to be indefinitely reinvested outside of the United States, and we do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs, including the expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets, intangibles, and investments in office facilities, to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $187.4 million for the three months ended March 31, 2017 compared to $78.7 million for the three months ended March 31, 2016. The increase in operating cash flow was primarily due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the changes in accounts receivable and deferred revenue, partially offset by a $17.5 million payment for legal settlement. Net cash flow from the aggregate changes in accounts receivable and deferred revenue increased by $72.9 million due to increased sales for the three months ended March 31, 2017 compared to three months ended March 31, 2016.

 Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $128.5 million compared to $31.4 million for the three months ended March 31, 2016. The increase in cash used in investing activities was mainly due to an $82.9 million increase in net purchases of investments, a $14.5 million increase in business combinations, net of cash acquired, and a $4.1 million increase in capital expenditures related to purchases of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth. The increase in cash used in investing activities was offset by a $5.8 million decrease in purchase of other intangibles.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $19.6 million compared to $8.7 million for the three months ended March 31, 2016. The change was primarily due to a $24.6 million increase in taxes paid related to net share settlement of equity awards offset by a $14.9 million increase in proceeds from employee stock plans.

Contractual Obligations and Commitments

Our future non-cancelable contractual obligations as of March 31, 2017 is set forth in Note 15, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

If we suffer a cyber-security event, we may lose customers and incur significant liabilities, any of which would harm our business and operating results.

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

Our stock price can be volatile, including if we fail to meet the financial performance expectations of investors or securities analysts, and the price of our common stock could decline substantially.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For any quarterly or annual period, there is a risk that our financial performance will not meet the financial guidance we have previously given for that period, or that we may otherwise fail to meet the financial performance expectations of the securities analysts who issue reports on our company and our common stock price, or of investors in our common stock. There is also a risk that we may issue forward-looking financial guidance for a quarterly or annual period that fails to meet the expectations of such securities analysts or investors. If any of the foregoing occurs, for any reason either within or outside of our control, the price of our common stock could decline substantially and investors in our common stock could incur substantial losses. Some of the important factors that may cause our revenues, operating results and cash flows, or our forward-looking financial guidance, to fall below the expectations of such securities analysts or investors, or otherwise cause our stock price to be volatile, include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	changes in our mix of products and services;

•	changes in foreign currency exchange rates;

•	the rate of expansion and productivity of our sales force;

•	the number of new employees added;

•	the cost, timing and management effort for our development of new products and services;

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

We prepare our financial statements in accordance with GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This new standard is effective for our interim and annual periods beginning January 1, 2018, and we expect the new standard to have a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings and on our deferred commissions asset and the related amortization expense. We are continuing to evaluate the impact of the adoption of this standard on our condensed consolidated financial statements, and our preliminary assessments are subject to change. Refer to Note 2 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Foreign currency exchange rate fluctuations could harm our financial results.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the June 23, 2016 referendum by British voters to exit the European Union adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates may continue due to a number of factors, including the continued negotiation of the United Kingdom's exit from the European Union and the recent political and economic uncertainty in France and other countries in Europe.

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

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures, we expect competition to intensify. We compete primarily with large, well-established, enterprise application software vendors, in-house solutions, large integrated systems vendors, and established and emerging cloud vendors. Our primary competitors include BMC Software, Inc., Microsoft Corporation, Oracle Corporation, SAP and Salesforce.com. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud solution. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. As we expand the breadth of our services to include offerings in the markets for IT operations management, customer service management, security operations management, HR service management and use of our platform for other service management applications outside of enterprise IT, we expect increasing competition from platform vendors and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. We expect that smaller competitors and new entrants may accelerate pricing pressure, including in the IT service management market, which is our more mature offering and from which we derive the substantial majority of our revenues. For all of these reasons, we may not be able to compete successfully and competition could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain market acceptance, any of which could harm our business.

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

Moreover, the patent portfolios of most of our competitors are larger than ours. This disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights. For example, we recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss during the three months ended March 31, 2016. The charge covers the fulfillment by us of all financial obligations under settlement agreements with BMC and HPE, with no remaining financial obligations under either settlement.

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

Sales outside of North America represented approximately 31% of our total revenues for the three months ended March 31, 2017. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established, as compared to North America, Australia and areas within Western Europe. Over time an increasing proportion of the Global 2000 companies that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel and managing foreign operations.

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

Our success depends largely upon the continued services of our management team and many key individual contributors. From time to time, there may be changes in our management team resulting from the hiring or departure of employees, which could disrupt our business. For example, in 2016, our founder, Frederic Luddy, stepped down as our Chief Product Officer, and Daniel R. McGee stepped down as our Chief Operating Officer. In 2017, Frank Slootman stepped down as our President and Chief Executive Officer, and John J. Donahoe was appointed as his successor. Although Messrs. Luddy and Slootman continue to serve as members of our board of directors, these or other changes in our executive management team may result in a loss of institutional knowledge and cause disruptions to our business.

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London and Amsterdam, our primary operating locations, is intense. Our employees, including our executive officers, are employed by us on an “at-will” basis, which means they may terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

Because we recognize revenues from our subscription service over the subscription term, a decrease in new or renewed subscriptions during a reporting period may not be immediately reflected in our operating results for that period.

We generally recognize revenues from customers ratably over the terms of their subscriptions. As a result, most of the revenues we report in each period are derived from the recognition of deferred revenues relating to subscriptions entered into during previous periods. Consequently, a decrease in new or renewed subscriptions in any single reporting period will have a limited impact on our revenues for that period.

Further, a decline in new or renewed subscriptions in a given period will negatively affect our revenues in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

A decrease in new or renewed subscriptions in a reporting period may not be immediately reflected in our billings results for that period due to factors that may offset the decrease.

A decrease in new or renewed subscriptions in a reporting period may not have an immediate impact on billings for that period due to factors that may offset the decrease, such as an increase in billings duration, the dollar value of contracts with future start dates, or the dollar value of collections in the current period related to contracts with future start dates.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

10.1	Employment Agreement dated February 22, 2017 between the Company and John J. Donahoe	8-K	001-35580	10.1
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: May 5, 2017	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 5, 2017	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)