Form 10-Q
period 2017-06-30
ServiceNow, Inc.
filed 2017-08-08
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
As of June 30, 2017, there were approximately 170.7 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,173,457	$401,238
Short-term investments	518,719	498,124
Accounts receivable, net	279,088	322,757
Current portion of deferred commissions	85,097	76,780
Prepaid expenses and other current assets	54,666	43,636
Total current assets	2,111,027	1,342,535
Deferred commissions, less current portion	67,984	61,990
Long-term investments	319,795	262,658
Property and equipment, net	213,501	181,620
Intangible assets, net	72,587	65,854
Goodwill	104,430	82,534
Other assets	35,082	36,576
Total assets	$2,924,406	$2,033,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,478	$38,080
Accrued expenses and other current liabilities	173,508	171,636
Current portion of deferred revenue	1,019,304	861,782
Total current liabilities	1,217,290	1,071,498
Deferred revenue, less current portion	47,491	33,319
Convertible senior notes, net	1,140,063	507,812
Other long-term liabilities	37,136	34,177
Total liabilities	2,441,980	1,646,806
Stockholders’ equity:
Common stock	171	167
Additional paid-in capital	1,577,713	1,405,317
Accumulated other comprehensive loss	(933)	(21,133)
Accumulated deficit	(1,094,525)	(997,390)
Total stockholders’ equity	482,426	386,961
Total liabilities and stockholders’ equity	$2,924,406	$2,033,767

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Subscription	$411,007	$290,679	$787,142	$558,101
Professional services and other	60,696	50,633	101,344	89,090
Total revenues	471,703	341,312	888,486	647,191
Cost of revenues(1):
Subscription	75,793	56,360	146,168	109,141
Professional services and other	45,892	40,289	91,964	81,768
Total cost of revenues	121,685	96,649	238,132	190,909
Gross profit	350,018	244,663	650,354	456,282
Operating expenses(1):
Sales and marketing	247,224	186,506	459,310	345,116
Research and development	90,005	70,364	174,494	136,288
General and administrative	51,526	36,071	97,777	77,308
Legal settlements	—	—	—	270,000
Total operating expenses	388,755	292,941	731,581	828,712
Loss from operations	(38,737)	(48,278)	(81,227)	(372,430)
Interest expense	(11,337)	(8,248)	(20,015)	(16,357)
Interest income and other income (expense), net	(7,830)	2,260	(114)	2,962
Loss before income taxes	(57,904)	(54,266)	(101,356)	(385,825)
Benefit from income taxes	(1,431)	(4,641)	(4,221)	(2,868)
Net loss	$(56,473)	$(49,625)	$(97,135)	$(382,957)
Net loss per share - basic and diluted	$(0.33)	$(0.30)	$(0.57)	$(2.35)
Weighted-average shares used to compute net loss per share - basic and diluted	170,419,083	163,838,755	169,585,356	162,952,721
Other comprehensive income (loss):
Foreign currency translation adjustments	$10,221	$(1,989)	$12,093	$(1,309)
Unrealized gain on investments, net of tax	524	505	8,107	2,138
Other comprehensive income (loss), net of tax	10,745	(1,484)	20,200	829
Comprehensive loss	$(45,728)	$(51,109)	$(76,935)	$(382,128)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues:
Subscription	$8,942	$6,951	$16,880	$13,558
Professional services and other	7,617	6,136	14,566	12,895
Sales and marketing	42,287	32,861	80,688	63,859
Research and development	22,731	21,047	44,532	41,580
General and administrative	16,489	11,070	31,343	21,481

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(97,135)	$(382,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,407	37,452
Amortization of premiums on investments	1,706	2,799
Amortization of deferred commissions	50,587	36,957
Amortization of debt discount and issuance costs	20,015	16,357
Stock-based compensation	188,009	153,373
Deferred income tax	(4,751)	(6,426)
Other	(3,720)	532
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	51,039	6,967
Deferred commissions	(61,287)	(48,397)
Prepaid expenses and other assets	(11,945)	(10,001)
Accounts payable	(7,860)	(272)
Deferred revenue	145,662	104,399
Accrued expenses and other liabilities	(6,578)	19,733
Net cash provided by (used in) operating activities	316,149	(69,484)
Cash flows from investing activities:
Purchases of property and equipment	(69,103)	(52,929)
Business combinations, net of cash acquired	(21,537)	(34,297)
Purchases of other intangibles	(6,170)	(10,750)
Purchases of investments	(354,690)	(180,365)
Purchases of strategic investments	(3,900)	—
Sales of investments	77,968	92,885
Maturities of investments	221,949	158,520
Restricted cash	(830)	(611)
Net cash used in investing activities	(156,313)	(27,547)
Cash flows from financing activities:
Net proceeds from borrowings on convertible senior notes	772,127	—
Proceeds from issuance of warrants	54,071	—
Purchases of convertible note hedges	(128,017)	—
Proceeds from employee stock plans	40,892	34,151
Taxes paid related to net share settlement of equity awards	(87,349)	(59,786)
Repurchases of common stock from stockholders	(55,000)	—
Payments on financing obligations	(2,560)	(223)
Net cash provided by (used in) financing activities	594,164	(25,858)
Foreign currency effect on cash and cash equivalents	18,219	(303)
Net increase (decrease) in cash and cash equivalents	772,219	(123,192)
Cash and cash equivalents at beginning of period	401,238	412,305
Cash and cash equivalents at end of period	$1,173,457	$289,113
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$16,030	$14,058
Financing obligation for purchases of other intangibles	2,110	4,100

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the "Company", “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1)    Description of the Business

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, we deploy our service on-premises at a customer data center to support a customer's unique regulatory or security requirements.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2016 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Prior Period Reclassification

Certain reclassifications of prior period amounts have been made in our condensed consolidated statements of cash flow and Note 16 to conform to the current period presentation.

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

New Accounting Pronouncements Pending Adoption

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. This new standard is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test. This standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, this new standard eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This new standard is effective for our interim and annual periods beginning January 1, 2020, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new standard is required to be applied on a prospective basis, effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. The actual impact upon adoption of this new standard will depend upon the nature of our future acquisitions, if any.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. The new standard is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. While we believe the current impact upon the adoption of this standard on our condensed consolidated financial statements will be immaterial, the actual impact will largely depend on future intra-entity asset transfers, if any.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on eight specific cash flow issues. Among these issues, this standard requires, at the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings, the portion of the cash payment attributable to the accreted interest related to the debt discount to be classified as cash flows for operating activities, and the portion of the cash payments attributable to the principal to be classified as cash outflows for financing activities. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We currently expect to settle $575.0 million relating to the principal amount of our 0% convertible senior notes due November 1, 2018 in cash upon maturity. At that time, we expect to classify approximately $155.3 million of debt discount attributable to the difference between the 0% coupon interest rate and the 6.5% effective interest rate as an operating cash outflow in our condensed consolidated statements of cash flows. The remaining $419.7 million will be presented as a financing cash outflow in our condensed consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This new standard is effective for our interim and annual periods beginning January 1, 2020. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. While we are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements, we currently anticipate that the adoption this standard will have a material impact on our condensed consolidated balance sheets given that we had operating lease commitments of approximately $364 million as of June 30, 2017. However, we do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and requires equity securities to be measured at fair value with changes in fair value recognized through net income. This new standard allows a measurement alternative for equity investments that do not have readily determinable fair values to be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This new standard is effective for our interim and annual periods beginning January 1, 2018, and will adopted by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. While we are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements, we preliminarily expect the adoption of this standard to impact our strategic investments and our marketable equity securities, and plan to elect the measurement alternative for equity investments that do not have readily determinable fair values.

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

We do not expect the Topic 606 standard to have a material impact on the timing of revenue recognition related to our cloud-based subscription offerings. However, we expect this new standard to have a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings, in which we grant customers the right to deploy our subscription service on the customer’s own servers, without significant penalty. Under this new standard, the requirement to have vendor specific objective evidence (VSOE) for undelivered elements is eliminated. As such, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, compared to the current practice of recognizing the entire sales price ratably over an estimated subscription period due to the lack of VSOE. To the extent the amounts recognized as revenue have not been billed, the accrued revenue will be recorded as unbilled receivables on our condensed consolidated balance sheets. We currently believe our total revenues reported for the year ended December 31, 2016 would have increased by approximately $14 to $19 million on a pro forma basis if the new standard had been applied for the entire 2016 fiscal year starting on January 1, 2016.

In addition, we expect the Topic 606 standard to change the way we account for commissions paid on both our on-premises offerings and our cloud-based subscription offerings. Our current practice is to defer only direct and incremental commission costs to obtain a contract and amortize those costs over the contract term for both our on-premises offerings and our cloud-based subscription offerings. Under this new standard, we will defer all incremental commission costs to obtain customer contracts, including indirect costs that are not tied to a specific contract, for both our on-premises offerings and our cloud-based subscription offerings. Commissions allocated to the software element of our on-premises offerings, which are delivered up front, will be expensed immediately under this new standard, while commissions allocated to the support element of our on-premises offerings as well as commissions paid on our cloud-based subscription offerings, which are delivered over time, will be amortized over an expected period of benefit, which we have determined to be approximately five years. As a result, we currently expect the deferred commissions asset to increase and the related amortization expense in each reporting period to decrease under this new standard. The aggregate impact resulting from changes in the way we account for commission expense for both our cloud-based subscription offerings and our on-premises offerings would have reduced our sales and marketing expenses by approximately $20 to $25 million on a pro forma basis for the year ended December 31, 2016 if the new standard had been applied for the entire 2016 fiscal year starting on January 1, 2016.

We are continuing to evaluate the impact of the adoption of this standard on our condensed consolidated financial statements, including the increased disclosure requirements on our footnotes, and our preliminary assessments are subject to change.

(3)    Investments

Marketable Securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$68,075	$—	$—	$68,075
Corporate notes and bonds	656,402	123	(878)	655,647
Certificates of deposit	36,389	—	—	36,389
U.S. government agency securities	56,323	—	(134)	56,189
Marketable equity securities	10,000	12,214	—	22,214
Total available-for-sale securities	$827,189	$12,337	$(1,012)	$838,514

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$56,839	$—	$—	$56,839
Corporate notes and bonds	628,054	91	(1,590)	626,555
Certificates of deposit	35,355	—	—	35,355
U.S. government agency securities	42,088	7	(62)	42,033
Total available-for-sale securities	$762,336	$98	$(1,652)	$760,782

As of June 30, 2017, the contractual maturities of our available-for-sale investment securities, excluding marketable equity securities, did not exceed 24 months. The fair values of these securities, by remaining contractual maturity, are as follows (in thousands):

June 30, 2017
Due in 1 year or less	$496,505
Due in 1 to 2 years	319,795
Total	$816,300

The following table shows the fair values and the gross unrealized losses of our available-for-sale investment securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$511,868	$(877)	$3,775	$(1)	$515,643	$(878)
U.S. government agency securities	65,175	(134)	—	—	65,175	(134)
Total	$577,043	$(1,011)	$3,775	$(1)	$580,818	$(1,012)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$492,503	$(1,530)	$47,940	$(60)	$540,443	$(1,590)
U.S. government agency securities	30,033	(62)	—	—	30,033	(62)
Total	$522,536	$(1,592)	$47,940	$(60)	$570,476	$(1,652)

There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Strategic Investments

Our strategic investments consist of debt and non-marketable equity investments in privately-held companies. Debt investments in privately-held companies are classified as available-for-sale and are recorded at their estimated fair value with changes in fair value recorded through accumulated other comprehensive income, while non-marketable equity securities are recorded at cost. We have not recorded any impairment charges for any of our investments in privately-held companies. The total amount of debt and equity investments in privately-held companies included in Other assets on the condensed consolidated balance sheets was $4.9 million and $11.0 million as of June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017, we reclassified $10.0 million of non-marketable equity securities (at cost) to Short-term investments on our condensed consolidated balance sheets due to an initial public offering by the investee, and recorded an unrealized gain of $12.2 million within other comprehensive income in our consolidated statements of comprehensive loss. During the six months ended June 30, 2017, we also acquired an additional $3.9 million in strategic investments. The fair value of our debt investments in privately-held companies included within our strategic investments is $1.4 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity and are categorized accordingly as Level 3 in the fair value hierarchy.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at June 30, 2017 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$217,219	$—	$217,219
Certificates of deposit	—	1,000	1,000
U.S. government agency securities	—	607,548	607,548
Short-term investments:
Commercial paper	—	68,075	68,075
Corporate notes and bonds	—	387,571	387,571
Certificates of deposit	—	17,505	17,505
U.S. government agency securities	—	23,354	23,354
Marketable equity securities	22,214	—	22,214
Long-term investments:
Corporate notes and bonds	—	268,076	268,076
Certificates of deposit	—	18,884	18,884
U.S. government agency securities	—	32,835	32,835
Total	$239,433	$1,424,848	$1,664,281

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$165,627	$—	$165,627
Short-term investments:
Commercial paper	—	56,839	56,839
Corporate notes and bonds	—	388,429	388,429
Certificates of deposit	—	35,355	35,355
U.S. government agency securities	—	17,501	17,501
Long-term investments:
Corporate notes and bonds	—	238,125	238,125
U.S. government agency securities	—	24,533	24,533
Total	$165,627	$760,782	$926,409

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

See Note 3 for the fair value measurement of our debt investments in privately-held companies and Note 9 for the fair value measurement of our convertible senior notes.

(5)    Business Combinations

2017 Business Combinations

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

Other 2017 Business Combination

On May 19, 2017, we completed the acquisition of a privately-held company, Qlue, Inc., for approximately $6.6 million in cash, and have included the results of operations of this company in our condensed consolidated financial statements from the date of purchase. In allocating the purchase price based on the estimated fair value, we recorded $5.0 million of goodwill, $2.6 million of developed technology intangible assets (to be amortized over an estimated useful life of 5 years), and $1.1 million of deferred tax liabilities. Amounts allocated to the remaining acquired tangible assets and assumed liabilities were not material. The goodwill balance associated with this business combination is not deductible for income tax purposes.

The results of operations of both of our 2017 business combinations have been included in our condensed consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented. Aggregate acquisition-related costs of $1.4 million for the six months ended June 30, 2017 are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss.

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

For both of the 2016 business combinations, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating the acquired technologies with our offerings. The goodwill balance for both business combinations is not deductible for income tax purposes. Aggregate acquisition-related costs of $1.0 million are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss.

The results of operations of both BrightPoint and ITapp have been included in our condensed consolidated financial statements from their respective dates of purchase. The following pro forma consolidated financial information combines the results of operations from us, BrightPoint and ITapp for the three and six months ended June 30, 2016, as if the acquisitions of BrightPoint and ITapp had occurred on January 1, 2016 (in thousands, except share and per share data):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$341,631	$647,898
Net loss	$(50,674)	$(386,299)
Weighted-average shares used to compute net loss per share - basic and diluted	163,838,755	162,952,721
Net loss per share - basic and diluted	$(0.31)	$(2.37)

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

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2016	$82,534
Goodwill acquired	16,159
Foreign currency translation adjustments	5,737
Balance as of June 30, 2017	$104,430

Intangible assets consist of the following (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$90,033	$(39,782)	$50,251
Patents	23,780	(1,874)	21,906
Other	1,775	(1,345)	430
Total intangible assets	$115,588	$(43,001)	$72,587

During the six months ended June 30, 2017, we acquired patents with a weighted average useful life of 10 years for an aggregate purchase price of $6.2 million.

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$79,206	$(30,858)	$48,348
Patents	17,610	(867)	16,743
Other	1,775	(1,012)	763
Total intangible assets	$98,591	$(32,737)	$65,854

Amortization expense for intangible assets for the three months ended June 30, 2017 and 2016 was approximately $4.8 million and $3.7 million, respectively, and for the six months ended June 30, 2017 and 2016 was approximately $9.5 million and $6.6 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2017 (in thousands):

Years Ending December 31,
2017	$9,502
2018	18,491
2019	18,410
2020	8,585
2021	6,665
Thereafter	10,934
Total future amortization expense	$72,587

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer equipment	$272,883	$222,648
Computer software	39,781	32,132
Leasehold improvements	39,836	37,095
Furniture and fixtures	34,746	31,574
Building	7,063	6,379
Construction in progress	7,731	2,535
	402,040	332,363
Less: Accumulated depreciation	(188,539)	(150,743)
Total property and equipment, net	$213,501	$181,620

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended June 30, 2017 and 2016 was $22.2 million and $16.3 million, respectively, and for the six months ended June 30, 2017 and 2016 was approximately $42.6 million and $30.8 million, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Taxes payable	$16,752	$19,472
Bonuses and commissions	54,465	67,259
Accrued compensation	34,760	30,816
Other employee related liabilities	31,926	28,812
Other	35,605	25,277
Total accrued expenses and other current liabilities	$173,508	$171,636

(9)    Convertible Senior Notes

During the three months ended June 30, 2017, we issued $782.5 million of 0% convertible senior notes (the 2022 Notes), due June 1, 2022 unless earlier converted or repurchased in accordance with their terms. In November 2013, we issued $575.0 million of 0% convertible senior notes (the 2018 Notes, and together with the 2022 Notes, the Notes), due November 1, 2018 unless earlier converted or repurchased in accordance with their terms. The Notes do not bear interest, and we cannot redeem the Notes prior to maturity.

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

	Convertible Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares
2022 Notes	February 1, 2022	$134.75	7.42 shares	5,806,936
2018 Notes	July 1, 2018	$73.88	13.54 shares	7,783,023

Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2022 and July 1, 2018, for the 2022 Notes and 2018 Notes, respectively (each, a Convertible Date), only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•
during the five business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after the applicable Convertible Date, a holder may convert all or any portion of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As noted above, we currently intend to settle the principal amount of the Notes with cash.

The conversion price will be subject to adjustment in some events. Holders of the Notes who convert their Notes in connection with certain corporate events that constitute a “make-whole fundamental change” are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a “fundamental change,” holders of the Notes may require us to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the respective Notes plus any accrued and unpaid interest.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component, or the debt discount, is amortized to interest expense using the effective interest method over the term of the respective Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are being amortized to interest expense over the respective terms of the Notes, and transaction costs attributable to the equity component were netted with the equity component of the Notes in stockholders’ equity. The Notes consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Liability component:
Principal:
2022 Notes	$782,500	$—
2018 Notes	575,000	575,000
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(167,754)	$—
2018 Notes	(49,683)	(67,188)
Net carrying amount	$1,140,063	$507,812

	2022 Notes	2018 Notes
Equity component recorded at issuance:
Note	162,039	155,319
Issuance cost	(2,148)	(3,257)
Net amount recorded in equity	159,891	152,062

The price of our common stock was greater than or equal to 130% of the conversion price of the 2018 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended June 30, 2017. Therefore, as of June 30, 2017, the 2018 Notes became convertible at the holders’ option beginning on July 1, 2017 and ending September 30, 2017. As we have the option to settle the principal amount in shares and we are more than 12 months away from the maturity date, we continue to classify the net carrying amount of our 2018 Notes as a long-term liability and the equity component of our 2018 Notes continues to remain in permanent equity. Our 2018 Notes were not convertible as of December 31, 2016. Our 2022 Notes were not convertible as of June 30, 2017.

We consider the fair value of the Notes at June 30, 2017 to be a Level 2 measurement. The estimated fair values of the Notes at June 30, 2017 and December 31, 2016 based on the closing trading price per $100 of the Notes were as follows (in thousands):

	June 30, 2017	December 31, 2016
2022 Notes	$796,976	N/A
2018 Notes	$833,808	$681,375

As of June 30, 2017, the remaining life of the 2022 Notes and 2018 Notes are 59 months and 16 months, respectively. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of debt issuance cost
2022 Notes	$122	$—	$122	$—
2018 Notes	474	442	940	877
Amortization of debt discount
2022 Notes	2,388	—	2,388	—
2018 Notes	8,353	7,806	16,565	15,480
Total	$11,337	$8,248	$20,015	$16,357
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions (the 2022 Note Hedge and 2018 Note Hedge, respectively, and collectively, the Note Hedges) with certain investment banks, with respect to our common stock concurrently with the issuance of the 2022 Notes and 2018 Notes.

	Purchase	Shares
	(in thousands)
2022 Note Hedge	$128,017	5,806,936
2018 Note Hedge	$135,815	7,783,023

The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and are exercisable upon conversion of the Notes. We have accounted for the aggregate amount of purchase price for the Notes as a reduction to additional paid-in capital. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Note Hedges do not impact earnings per share, as they were entered into to offset any dilution from the Notes.

Warrants

	Proceeds	Shares	Strike Price
	(in thousands)
2022 Warrants	$54,071	5,806,936	$203.40
2018 Warrants	$84,525	7,783,023	$107.46

Separately, we entered into warrant transactions (the 2022 Warrants and 2018 Warrants, respectively, and collectively, the Warrants) with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the respective Warrants, such Warrants would have a dilutive effect on our earnings per share to the extent we report net income. The Warrants are separate transactions and are not remeasured through earnings each reporting period. The Warrants are not part of the Notes or Note Hedges, and have been accounted for as part of additional paid-in capital.

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Foreign currency translation adjustment	$(7,184)	$(19,277)
Net unrealized gain (loss) on investments, net of tax	6,251	(1,856)
Accumulated other comprehensive loss	$(933)	$(21,133)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of June 30, 2017. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2017, we had 170,712,093 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

June 30, 2017
Stock plans:
Options outstanding	4,992,394
RSUs	13,270,087
Shares of common stock available for future grants:
2012 Equity Incentive Plan(1)	25,602,145
2012 Employee Stock Purchase Plan(1)	9,868,010
Total reserved shares of common stock for future issuance	53,732,636

(1)	Refer to Note 12 for a description of these plans.

During the six months ended June 30, 2017 and 2016, we issued a total of 3,822,126 shares and 3,710,925 shares, respectively, from stock option exercises, vesting of restricted stock units (RSUs), net of employee payroll taxes and purchases from the employee stock purchase plan (ESPP). In May 2017, we repurchased and retired 540,806 shares of our common stock for approximately $55.0 million, or $101.70 per share. We had no similar repurchases or retirements of common stock during the six months ended June 30, 2016.

(12)    Equity Awards

We currently have two equity incentive plans, our 2005 Stock Option Plan (the 2005 Plan) and our 2012 Equity Incentive Plan (the 2012 Plan). Our 2005 Plan was terminated in connection with our initial public offering in 2012 but continues to govern the terms of outstanding stock options that were granted prior to the termination of the 2005 Plan. We no longer grant equity awards pursuant to our 2005 Plan.

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, equity awards). In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2017, 8,371,539 shares of common stock were automatically added to the 2012 Plan pursuant to the provision described in the preceding sentence.

Our 2012 Employee Stock Purchase Plan (the 2012 ESPP) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by the board of directors. On January 1, 2017, 1,674,308 shares of common stock were automatically added to the 2012 ESPP pursuant to the provision described in the preceding sentence.

Stock Options

A summary of the stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,818,435	$20.57
Granted	566,720	84.81
Exercised	(697,446)	15.77		$51,560
Canceled	(38,334)	71.68
Outstanding at March 31, 2017	5,649,375	$27.26
Granted	50,000	103.60
Exercised	(705,807)	8.62		$62,617
Canceled	(1,174)	57.78
Outstanding at June 30, 2017	4,992,394	$30.65	5.57	$376,150
Vested and expected to vest as of June 30, 2017	4,919,086	$29.99	5.52	$373,914
Vested and exercisable as of June 30, 2017	3,772,067	$15.16	4.42	$342,656

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $37.57 for the six months ended June 30, 2017. The total fair value of stock options vested during the six months ended June 30, 2017 was $5.3 million.

Included in the number of options granted during the six months ended June 30, 2017 are 396,720 options with both service and market-based criteria, which were granted to our new President and Chief Executive Officer, who started his employment with us during the second quarter. The fair values of the options granted and the corresponding derived service periods were calculated using a Monte Carlo simulation, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The stock-based compensation expense associated with these options are recorded on a graded vesting basis.

As of June 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $33.8 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2017 was 3.55 years.

RSUs

A summary of RSU activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2016	12,222,282	$63.66
Granted	4,216,410	88.05
Vested	(1,801,659)	55.73	$164,367
Forfeited	(507,680)	73.14
Non-vested at March 31, 2017	14,129,353	71.60
Granted	763,940	97.79
Vested	(1,177,903)	63.84	$115,487
Forfeited	(445,303)	68.78
Non-vested at June 30, 2017	13,270,087	$73.89	$1,406,629

RSUs granted to employees under the 2012 Plan generally vest over a four-year period. As of June 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $737.9 million and the weighted-average remaining vesting period was 2.91 years.

(13)    Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding common stock options, RSUs, ESPP obligations, convertible senior notes and warrants. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding common stock options, RSUs, ESPP obligations, convertible senior notes and warrants are excluded from the computation of diluted net loss per share in periods in which the effect would be antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(56,473)	$(49,625)	$(97,135)	$(382,957)
Denominator:
Weighted-average shares outstanding—basic and diluted	170,419,083	163,838,755	169,585,356	162,952,721
Net loss per share—basic and diluted:	$(0.33)	$(0.30)	$(0.57)	$(2.35)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	June 30,
	2017	2016
Common stock options	4,992,394	6,902,902
Restricted stock units	13,270,087	13,274,438
ESPP obligations	286,176	288,467
2018 convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of 2018 convertible senior notes	7,783,023	7,783,023
2022 convertible senior notes	5,806,936	—
Warrants related to the issuance of 2022 convertible senior notes	5,806,936	—
Total potentially dilutive securities	45,728,575	36,031,853

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was 2% and 4% for the three and six months ended June 30, 2017, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions, excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

Our effective tax rate was 9% and 1% for the three and six months ended June 30, 2016, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions and excess tax benefits of stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2017, our tax years 2005 to 2016 remain subject to examination in most jurisdictions.

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

(15)    Commitments and Contingencies

Operating Leases and Other Contractual Commitments

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates. Future minimum payments under our non-cancelable operating leases and other contractual commitments outstanding as of June 30, 2017 are presented in the table below (in thousands):

	Leases, net of Sublease Income	Purchase Obligations(1)	Other	Total
Years Ending December 31,
Remainder of 2017	$19,368	$12,879	$286	$32,533
2018	43,166	19,093	572	62,831
2019	45,418	10,614	572	56,604
2020	45,119	5,155	572	50,846
2021	43,637	3,172	572	47,381
Thereafter	167,473	162	1,621	169,256
Total	$364,181	$51,075	$4,195	$419,451

(1)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center and IT operations and sales and marketing activities. Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences. If we were to cancel these contractual commitments as of June 30, 2017, we would have been obligated to pay cancellation penalties of approximately $16.2 million in aggregate, of which $7.8 million is related to our Knowledge user conference in May 2018.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $782.5 million is due on June 1, 2022, and the repayment of our 2018 Notes with an aggregate principal amount of $575.0 million is due on November 1, 2018. Refer to Note 9 for further information regarding our Notes.

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

On February 6, 2014, Hewlett-Packard Company (Hewlett-Packard) filed a lawsuit against us in the U.S. District Court for the Northern District of California. The lawsuit alleged patent infringement and sought damages and an injunction. On or about November 1, 2015, Hewlett Packard Enterprise Company (HPE) separated from Hewlett-Packard as an independent company, Hewlett-Packard assigned to HPE all right, title, and interest in the eight Hewlett-Packard patents in the lawsuit, and HPE was substituted as plaintiff in the litigation. On March 4, 2016, we entered into a confidential settlement agreement resolving the lawsuit with HPE (HPE Settlement). As a result, on March 9, 2016, the lawsuit was dismissed.

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

These settlements are considered multiple element arrangements for accounting purposes. We evaluated the accounting treatment of these settlements by identifying each element of the arrangements, which included amongst other elements, a release of past infringement claims and a covenant not to sue for a specified term of years. The primary benefit we received from the arrangements was the settlement and termination of all existing litigation, the avoidance of future litigation expenses and the avoidance of future management and customer disruptions. We determined that none of the elements of the settlement agreements have identifiable future benefits that would be capitalized as an asset. Accordingly, we recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss during the six months ended June 30, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement.

(16)   Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America (1)	$322,263	$234,009	$607,844	$444,526
EMEA (2)	113,670	82,065	212,536	156,346
Asia Pacific and other	35,770	25,238	68,106	46,319
Total revenues	$471,703	$341,312	$888,486	$647,191

Property and equipment, net by geographic area were as follows (in thousands):

	June 30,	December 31,
	2017	2016
North America(3)	$150,604	$132,671
EMEA(2)	46,370	37,449
Asia Pacific and other	16,527	11,500
Total property and equipment, net	$213,501	$181,620

(1)
Revenues attributed to the United States were approximately 95% of North America revenues for each of the three months ended June 30, 2017 and 2016, and each of the six months ended June 30, 2017 and 2016.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 90% and 92% of property and equipment, net attributable to North America as of June 30, 2017 and December 31, 2016, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service Management solutions	$363,746	$264,667	$697,382	$509,273
IT Operations Management solutions	47,261	26,012	89,760	48,828
Total subscription revenues	$411,007	$290,679	$787,142	$558,101

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

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, we deploy our service on-premises at a customer data center to support a customer's unique regulatory or security requirements.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 5,571 as of June 30, 2017 from 4,241 as of June 30, 2016.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 403 and 279 customers with ACV greater than $1 million as of June 30, 2017 and 2016, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate (GULT), Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to "Government of the United States" under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

G2K customer count. The Global 2000 (G2K) customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2,000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution. Our G2K customer count was 790 and 683 as of June 30, 2017 and 2016, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking aggregate ACV from G2K customers as of the end of the period divided by the total number of G2K customers as of the end of the period. ACV is calculated based on the foreign exchange rate in effect at the time the contract was entered into, and as a result, foreign currency rate fluctuations could cause variability in the average ACV per G2K customer. Our average ACV per G2K customer was approximately $1.1 million and $0.9 million as of June 30, 2017 and 2016, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. Our renewal rate was 98% and 97% for the three months ended June 30, 2017 and 2016, respectively, and 97% for each of the six months ended June 30, 2017 and 2016. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

A calculation of billings is provided below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$471,703	$341,312	38%	$888,486	$647,191	37%
Change in deferred revenue from the condensed consolidated statements of cash flows	33,215	33,596	(1)%	145,662	104,399	40%
Total billings	$504,918	$374,908	35%	$1,034,148	$751,590	38%

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

•
Timing of contract renewals. While customers typically renew their contracts at the end of the contract term, from time to time customers may do so either before or after the scheduled expiration date. For example, in cases where we are successful in upselling additional products or services, a customer may decide to renew its existing contract early to ensure that all its contracts expire on the same date. In other cases, prolonged negotiations or other factors may result in a contract not being renewed until after it has expired.

Accordingly, while we believe billings is a useful leading indicator regarding the performance of our business, an increase or decrease in new or renewed subscriptions in a reporting period may not have an immediate impact on billings for that reporting period due to the factors above, which may offset the increase or decrease, as applicable.

To facilitate greater year-over-year comparability in our billings results, we disclose the impact that foreign currency rate fluctuations and fluctuations in billings duration had on our billings. The impact of foreign currency rate fluctuations is calculated by translating the current period results for entities reporting in currencies other than U.S. Dollars into U.S. Dollars at the exchange rates in effect during the prior period presented, rather than the actual exchange rates in effect during the current period. The impact of fluctuations in billings duration is calculated by replacing the portion of multi-year billings in excess of 12 months during the current period with the portion of multi-year billings in excess of 12 months during the prior period presented. In our Annual Report on Form 10-K for the year ended December 31, 2016, we calculated the impact of fluctuations in billings duration using a different methodology that applied the weighted average billings duration in effect during the prior period presented rather than the actual weighted average billings duration in effect during the current period. Weighted average billings duration refers to the weighted average billings duration for all our customer contracts commencing during the period, unless such amounts have been paid during the period. To the extent that multi-year billings grow and billings durations lengthen, our current methodology provides more meaningful information on the impact of multi-year billings fluctuations than our previous weighted average billings duration methodology. This change in methodology did not have a material impact on the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Notwithstanding the adjustments described above, the comparability of billings results from period to period remains subject to the impact of variations in the dollar value of contracts with future start dates, for which no adjustments have been presented.

Foreign currency rate fluctuations had an unfavorable impact of $8.8 million and $18.3 million on billings for the three and six months ended June 30, 2017, respectively. Changes in billings duration had an unfavorable impact of $3.4 million and a favorable impact of $17.9 million for the three and six months ended June 30, 2017, respectively.

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of the terms of our commission plans to incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry which are driven primarily by the expiration of annual authorized budgeted expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we exclude contracts with a future start date from our billings. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues over the term of the license agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by (used in) operating activities reduced by purchases of property and equipment. Purchases of property and equipment is otherwise included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. In addition, free cash flow is impacted by the timing of collections and disbursements, including the timing of capital expenditures. We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts in the quarter ended December 31. A calculation of free cash flow is provided below:

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Free cash flow:
Net cash provided by (used in) operating activities	$316,149	$(69,484)	NM
Purchases of property and equipment	(69,103)	(52,929)	31%
Free cash flow (1)	$247,046	$(122,413)	NM

NM - Not meaningful.

(1)
Free cash flow includes the effect of a $267.5 million payment for legal settlement during the six months ended June 30, 2016. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the terms of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 34 months and 32 months for the three months ended June 30, 2017 and 2016, respectively, and 34 months and 33 months for the six months ended June 30, 2017 and 2016, respectively. The average upsell contract term was 28 months and 27 months for the three months ended June 30, 2017 and 2016, respectively, and 27 months and 25 months for the six months ended June 30, 2017 and 2016, respectively. The average renewal contract term was 28 months and 27 months for the three months ended June 30, 2017 and 2016, respectively, and 27 months for each of the six months ended June 30, 2017 and 2016.

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

We generate sales directly through our sales team and, to a lesser extent, through our resale partners. Revenues from our direct sales organization represented 89% of our total revenues for each of the three months ended June 30, 2017 and 2016, and 90% and 88% for the six months ended June 30, 2017 and 2016, respectively. We make sales to our resale partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, other third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are between 5% and 15% of the customer's ACV, depending on the level of activity these third parties perform in the sales process. We include these fees in sales and marketing expense.

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

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 14% and 15% for the three months ended June 30, 2017 and 2016, respectively, and 18% and 17% for the six months ended June 30, 2017 and 2016, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also include third-party referral fees, expenses related to our annual Knowledge user conference, other marketing program expenses, which include events other than Knowledge, advertising and market data, and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2017 and December 31, 2016. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Subscription	$411,007	$290,679	$787,142	$558,101
Professional services and other	60,696	50,633	101,344	89,090
Total revenues	471,703	341,312	888,486	647,191
Cost of revenues(1):
Subscription	75,793	56,360	146,168	109,141
Professional services and other	45,892	40,289	91,964	81,768
Total cost of revenues	121,685	96,649	238,132	190,909
Gross profit	350,018	244,663	650,354	456,282
Operating expenses(1):
Sales and marketing	247,224	186,506	459,310	345,116
Research and development	90,005	70,364	174,494	136,288
General and administrative	51,526	36,071	97,777	77,308
Legal settlements	—	—	—	270,000
Total operating expenses	388,755	292,941	731,581	828,712
Loss from operations	(38,737)	(48,278)	(81,227)	(372,430)
Interest expense	(11,337)	(8,248)	(20,015)	(16,357)
Interest income and other income (expense), net	(7,830)	2,260	(114)	2,962
Loss before income taxes	(57,904)	(54,266)	(101,356)	(385,825)
Benefit from income taxes	(1,431)	(4,641)	(4,221)	(2,868)
Net loss	$(56,473)	$(49,625)	$(97,135)	$(382,957)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenues:
Subscription	$8,942	$6,951	$16,880	$13,558
Professional services and other	7,617	6,136	14,566	12,895
Sales and marketing	42,287	32,861	80,688	63,859
Research and development	22,731	21,047	44,532	41,580
General and administrative	16,489	11,070	31,343	21,481
Total stock-based compensation	$98,066	$78,065	$188,009	$153,373

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Subscription	87%	85%	89%	86%
Professional services and other	13	15	11	14
Total revenues	100	100	100	100
Cost of revenues(1):
Subscription	16	17	17	17
Professional services and other	10	12	10	13
Total cost of revenues	26	29	27	30
Gross profit	74	71	73	70
Operating expenses(1):
Sales and marketing	52	55	52	53
Research and development	19	21	19	21
General and administrative	11	11	11	12
Legal settlements	—	—	—	42
Total operating expenses	82	87	82	128
Loss from operations	(8)	(16)	(9)	(58)
Interest expense	(2)	(2)	(2)	(3)
Interest income and other income (expense), net	(2)	1	—	—
Loss before income taxes	(12)	(17)	(11)	(61)
Benefit from income taxes	—	(1)	—	—
Net loss	(12)%	(16)%	(11)%	(61)%

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues:
Subscription	2%	2%	2%	2%
Professional services and other	2	2	2	2
Sales and marketing	9	10	9	10
Research and development	5	6	5	6
General and administrative	3	3	3	4
Total stock-based compensation	21%	23%	21%	24%

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Revenues:
Subscription	$411,007	$290,679	41%
Professional services and other	60,696	50,633	20%
Total revenues	$471,703	$341,312	38%
Percentage of revenues:
Subscription	87%	85%
Professional services and other	13%	15%
Total	100%	100%

Subscription revenues increased $120.3 million during the three months ended June 30, 2017, compared to the same period in the prior year, driven by our upsells and an increase in our customer count. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to add new customers and upsell to existing customers. Our expectations for the second half of 2017 revenues, cost of revenues and operating expenses are based on foreign exchange rates as of June 30, 2017.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Service Management solutions	$363,746	$264,667	37%
IT Operations Management solutions	47,261	26,012	82%
Total subscription revenues	$411,007	$290,679	41%

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

Professional services and other revenues increased $10.1 million during the three months ended June 30, 2017, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. In addition, revenues from our annual Knowledge user conference increased to $17.1 million for the three months ended June 30, 2017 from $12.8 million for the three months ended June 30, 2016 due to an increase in attendance and sponsorship fees in the current year. This event is held each year in the second quarter, and all revenues and cost associated with this event are recognized in the quarter in which the event is held. We believe excluding Knowledge revenues facilitates a more meaningful comparison between comparative periods for our professional services and other revenues and gross profit. Excluding Knowledge revenues, we expect professional services and other revenues to increase at a slower rate compared to subscription revenues as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 32% and 31% of total revenues for the three months ended June 30, 2017 and 2016, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended June 30, 2016 to the three months ended June 30, 2017 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended June 30, 2017 at the exchange rates for the three months ended June 30, 2016 rather than the actual exchange rates in effect during the period, our subscription revenues would have increased by an additional $6.0 million. The impact from the foreign currency movements from the three months ended June 30, 2016 to the three months ended June 30, 2017 is not material to professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$75,793	$56,360	34%
Professional services and other	45,892	40,289	14%
Total cost of revenues	$121,685	$96,649	26%
Gross profit percentage:
Subscription	82%	81%
Professional services and other	24%	20%
Total gross profit percentage	74%	71%
Gross Profit	$350,018	$244,663
Headcount (at period end)
Subscription	837	646	30%
Professional services and other	566	493	15%
Total headcount	1,403	1,139	23%

Cost of subscription revenues increased $19.4 million during the three months ended June 30, 2017, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $7.5 million in personnel-related costs excluding stock-based compensation, an increase of $1.8 million in overhead expenses and an increase of $2.0 million in stock-based compensation. In addition, there was an increase of $4.2 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers, an increase of $1.5 million in data center capacity costs due to the addition of new data centers and the expansion of existing data centers and an increase of $0.6 million in amortization of intangibles as a result of acquisitions in 2016.

Our subscription gross profit percentage increased to 82% for the three months ended June 30, 2017, from 81% for the three months ended June 30, 2016, due to improved data center utilization and economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage to improve slightly for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $5.6 million during the three months ended June 30, 2017 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.5 million in personnel-related costs excluding stock-based compensation and an increase of $1.5 million in stock-based compensation. Outside services increased $1.6 million during the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased utilization of contracted third-party partners for the implementation and configuration of our subscription services.

Our professional services and other gross profit percentage increased to 24% for the three months ended June 30, 2017, from 20% for the three months ended June 30, 2016, primarily due to the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expense. Knowledge contributed $17.1 million to professional services and other revenues, or 29 percentage points to the professional services and other gross profit percentage for the three months ended June 30, 2017. For the three months ended June 30, 2016, Knowledge contributed $12.8 million to professional services and other revenues, or 27 percentage points to the professional services and other gross profit percentage.

We expect cost of professional services and other revenues to increase in absolute dollars for the year ending December 31, 2017 compared to the year ended December 31, 2016 as our business grows. We expect our professional services and other gross profit percentage to decline for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to invest in our professional services organization to support our newer products.

The impact from the foreign currency movements from the three months ended June 30, 2016 to the three months ended June 30, 2017 is not material to cost of revenues.

Sales and Marketing

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$247,224	$186,506	33%
Percentage of revenues	52%	55%
Headcount (at period end)	2,185	1,669	31%

Sales and marketing expenses increased $60.7 million during the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $27.9 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $9.4 million in stock-based compensation and an increase of $4.9 million in overhead expenses. Commissions and third-party referral fees increased $5.7 million, and amounted to 6% and 7% of subscription revenues for three months ended June 30, 2017 and 2016, respectively. Expenses related to our annual Knowledge user conference increased $8.2 million, from $24.0 million for the three months ended June 30, 2016 to $32.2 million for the three months ended June 30, 2017, due to an increase in registrations by 29% year-over-year. Other marketing program expenses, which include events other than Knowledge, advertising and market data, increased $3.3 million during the three months ended June 30, 2017 compared to the same period in the prior year.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the three months ended June 30, 2016 to the three months ended June 30, 2017 had a favorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended June 30, 2017 at the exchange rates for the three months ended June 30, 2016 rather than the actual exchange rates in effect during the period, our sales and marketing expenses would have increased by an additional $2.0 million.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016, but decrease slightly as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$90,005	$70,364	28%
Percentage of revenues	19%	21%
Headcount (at period end)	1,216	897	36%

Research and development expenses increased $19.6 million during the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $13.8 million in personnel-related costs excluding stock-based compensation, an increase of $2.9 million in overhead expenses and an increase of $1.7 million in stock-based compensation.

The impact from the foreign currency movements from the three months ended June 30, 2016 to the three months ended June 30, 2017 is not material to research and development expenses.

We expect research and development expenses to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016, but decrease slightly as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
General and administrative	$51,526	$36,071	43%
Percentage of revenues	11%	11%
Headcount (at period end)	767	536	43%

General and administrative expenses increased $15.5 million during the three months ended June 30, 2017, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $5.4 million in stock-based compensation and an increase of $5.1 million in personnel-related costs excluding stock-based compensation. Outside services increased $3.1 million and software subscription costs increased $1.1 million during the three months ended June 30, 2017 compared to the same period in the prior year to support our general and administrative functions.

The impact from the foreign currency movements from the three months ended June 30, 2016 to the three months ended June 30, 2017 is not material to general and administrative expenses.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to hire people, but decrease slightly as a percentage of total revenues as we continue to grow our revenues and achieve economies of scale across our administrative functions.

Stock-based Compensation

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$8,942	$6,951	29%
Professional services and other	7,617	6,136	24%
Sales and marketing	42,287	32,861	29%
Research and development	22,731	21,047	8%
General and administrative	16,489	11,070	49%
Total stock-based compensation	$98,066	$78,065	26%
Percentage of revenues	21%	23%

Stock-based compensation increased $20.0 million during the three months ended June 30, 2017, compared to the same period in the prior year, primarily due to increased headcount and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2017, we expect stock-based compensation to continue to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016, but decrease as a percentage of total revenues as we continue to grow.

Interest Expense

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Interest expense	$11,337	$8,248	37%
Percentage of revenues	2%	2%

Interest expense increased $3.1 million during the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to the increase in amortization expense of debt discount and issuance costs related to the newly issued 2022 Notes. For the remainder of the year, we expect to incur approximately $33.4 million in amortization expense of debt discount and issuance costs related to the convertible notes.

Interest Income and Other Income (Expense), net

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Interest income	$3,144	$1,964	60%
Foreign currency exchange (loss) gain	(11,195)	374	NM
Other	221	(78)	NM
Interest and other income (expense), net	$(7,830)	$2,260	NM
Percentage of revenues	(2)%	1%

NM - Not meaningful.

Interest income and other income (expense), net decreased $10.1 million during the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to higher foreign exchange losses, partially offset by increased interest income. We had foreign exchange losses of $11.2 million for the three months ended June 30, 2017 compared to gains of $0.4 million for the three months ended June 30, 2016 as a result of fluctuations in foreign currency exchange rates. Interest income increased $1.2 million due to higher cash balances and higher yields on our invested balances for the three months ended June 30, 2017.

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

Provision for Income Taxes

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Loss before income taxes	$(57,904)	$(54,266)	7%
Benefit from income taxes	(1,431)	(4,641)	(69)%
Effective tax rate	2%	9%

Our effective tax rate was 2% for the three months ended June 30, 2017 compared to 9% for the three months ended June 30, 2016, primarily due to a release of the valuation allowance in connection with an acquisition, excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

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

Net Loss

	Three Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Net loss	$(56,473)	$(49,625)	14%
Percentage of revenues	(12)%	(16)%

Net loss increased $6.8 million during the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased foreign exchange losses and interest expense on our 2022 Notes. We expect to continue to incur a GAAP loss for the year ending December 31, 2017 due to increased costs and expenses, including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations, and other expenses.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenues

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Revenues:
Subscription	$787,142	$558,101	41%
Professional services and other	101,344	89,090	14%
Total revenues	$888,486	$647,191	37%
Percentage of revenues:
Subscription	89%	86%
Professional services and other	11%	14%
Total	100%	100%

Subscription revenues increased $229.0 million during the six months ended June 30, 2017, compared to the same period in the prior year, driven by our upsells and an increase in our customer count.

Subscription revenues consist of the following:

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Service Management solutions	$697,382	$509,273	37%
IT Operations Management solutions	89,760	48,828	84%
Total subscription revenues	$787,142	$558,101	41%

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

Professional services and other revenues increased $12.3 million during the six months ended June 30, 2017, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. Included within our total professional services and other revenues are the revenues from our annual Knowledge user conference, which increased to $17.1 million for the six months ended June 30, 2017 from $12.8 million for the six months ended June 30, 2016 due to an increase in attendance and sponsorship fees in the current year.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 32% and 31% of total revenues for the six months ended June 30, 2017 and 2016, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the six months ended June 30, 2016 to the six months ended June 30, 2017 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2017 at the exchange rates for the six months ended June 30, 2016 rather than the actual exchange rates in effect during the period, our subscription revenues would have increased by an additional $12.6 million. The impact from the foreign currency movements from the six months ended June 30, 2016 to the six months ended June 30, 2017 is not material to professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$146,168	$109,141	34%
Professional services and other	91,964	81,768	12%
Total cost of revenues	$238,132	$190,909	25%
Gross profit percentage:
Subscription	81%	80%
Professional services and other	9%	8%
Total gross profit percentage	73%	70%
Gross Profit	$650,354	$456,282
Headcount (at period end)
Subscription	837	646	30%
Professional services and other	566	493	15%
Total headcount	1,403	1,139	23%

Cost of subscription revenues increased $37.0 million during the six months ended June 30, 2017, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $14.2 million in personnel-related costs excluding stock-based compensation, an increase of $3.4 million in overhead expenses and an increase of $3.3 million in stock-based compensation. In addition, there was an increase of $8.3 million in depreciation expense primarily due to purchases of cloud-based infrastructure hardware equipment for our data centers, an increase of $3.0 million in data center capacity costs due to the addition of new data centers and the expansion of existing data centers and an increase of $1.4 million in amortization of intangibles as a result of acquisitions. Outside services increased $0.9 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our professional services and other functions.

Our subscription gross profit percentage increased to 81% for the six months ended June 30, 2017, from 80% for the six months ended June 30, 2016, due to improved data center utilization and economies of scale.

Cost of professional services and other revenues increased $10.2 million during the six months ended June 30, 2017 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $4.9 million in personnel-related costs excluding stock-based compensation and an increase of $1.7 million in stock-based compensation. Outside services increased $3.6 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased utilization of contracted third-party partners for the implementation and configuration of our subscription services.

Our professional services and other gross profit percentage increased to 9% for the six months ended June 30, 2017, from 8% for the six months ended June 30, 2016, primarily due to the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expenses. Knowledge contributed $17.1 million to professional services and other revenues, or 18 percentage points, to the professional services and other gross profit percentage for the six months ended June 30, 2017. For the six months ended June 30, 2016, Knowledge contributed $12.8 million to professional services and other revenues, and 15 percentage points to the professional services and other gross profit percentage.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the six months ended June 30, 2016 to the six months ended June 30, 2017 had a favorable impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2017 at the exchange rates for the six months ended June 30, 2016 rather than the actual exchange rates in effect during the period, our cost of revenues would have increased by an additional $2.4 million.

Sales and Marketing

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$459,310	$345,116	33%
Percentage of revenues	52%	53%
Headcount (at period end)	2,185	1,669	31%

Sales and marketing expenses increased $114.2 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $56.4 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $16.8 million in stock-based compensation and an increase of $9.2 million in overhead expenses. Commissions and third-party referral fees increased $12.3 million and amounted to 7% of subscription revenues for each of the six months ended June 30, 2017 and 2016. Expenses related to our annual Knowledge user conference increased $8.2 million, from $24.0 million for the six months ended June 30, 2016 to $32.2 million for the six months ended June 30, 2017, due to an increase in registrations by 29% year-over-year. Other marketing program expenses, which include events other than Knowledge, advertising and market data, increased $8.1 million during the six months ended June 30, 2017 compared to the same period in the prior year. Outside services increased $2.1 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our sales and marketing functions.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the six months ended June 30, 2016 to the six months ended June 30, 2017 had a favorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2017 at the exchange rates for the six months ended June 30, 2016 rather than the actual exchange rates in effect during the period, our sales and marketing expenses would have increased by an additional $3.6 million.

Research and Development

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$174,494	$136,288	28%
Percentage of revenues	19%	21%
Headcount (at period end)	1,216	897	36%

Research and development expenses increased $38.2 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $26.9 million in personnel-related costs excluding stock-based compensation, an increase of $5.5 million in overhead expenses and an increase of $3.0 million in stock-based compensation. Outside services increased $1.0 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our research and development functions. Amortization of intangible assets increased $0.6 million as a result of acquisitions in 2016.

The impact from the foreign currency movements from the six months ended June 30, 2016 to the six months ended June 30, 2017 is not material to research and development expenses.

General and Administrative

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
General and administrative	$97,777	$77,308	26%
Percentage of revenues	11%	12%
Headcount (at period end)	767	536	43%

General and administrative expenses increased $20.5 million during the six months ended June 30, 2017, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $9.9 million in stock-based compensation, an increase of $9.4 million in personnel-related costs excluding stock-based compensation and an increase of $0.9 million in overhead expenses. Software subscription costs increased $1.9 million to support our administrative functions. The increase in general and administrative expenses was partially offset by a decrease of $2.7 million in outside services primarily due to a decrease in attorney fees associated with litigation matters.

The impact from the foreign currency movements from the six months ended June 30, 2016 to the six months ended June 30, 2017 is not material to general and administrative expenses.

Legal Settlements

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Legal settlements	$—	$270,000	NM
Percentage of revenues	NM	42%

NM - Not meaningful.

Legal settlements decreased $270.0 million during six months ended June 30, 2017 compared to the prior year, reflecting the settlement agreements we entered into with HPE and BMC during the prior year. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Stock-based Compensation

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$16,880	$13,558	25%
Professional services and other	14,566	12,895	13%
Sales and marketing	80,688	63,859	26%
Research and development	44,532	41,580	7%
General and administrative	31,343	21,481	46%
Total stock-based compensation	$188,009	$153,373	23%
Percentage of revenues	21%	24%

Stock-based compensation increased $34.6 million during the six months ended June 30, 2017, compared to the same period in the prior year, primarily due to increased headcount and increased weighted-average grant date fair value of stock awards.

Interest Expense

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Interest expense	$20,015	$16,357	22%
Percentage of revenues	2%	3%

Interest expense increased $3.7 million during the six months ended June 30, 2017 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to the Notes.

Interest Income and Other Income (Expense), net

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Interest income	$5,722	$3,789	51%
Foreign currency exchange loss	(6,161)	(959)	542%
Other	325	132	146%
Interest and other income (expense), net	$(114)	$2,962	NM
Percentage of revenues	—%	—%

NM - Not meaningful.

Interest income and other income (expense), net decreased $3.1 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to higher foreign exchange losses, partially offset by increased interest income. We had foreign exchange losses of $6.2 million for the six months ended June 30, 2017 compared to losses of $1.0 million for the six months ended June 30, 2016 as a result of fluctuations in foreign currency exchange rates. Interest income increased $1.9 million due to higher cash balances and higher yields on our invested balances for the six months ended June 30, 2017.

Provision for Income Taxes

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Loss before income taxes	$(101,356)	$(385,825)	(74)%
Benefit from income taxes	(4,221)	(2,868)	47%
Effective tax rate	4%	1%

Our effective tax rate was 4% for the six months ended June 30, 2017 compared to 1% for the six months ended June 30, 2016 primarily due to a release of the valuation allowance in connection with acquisitions, excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

Net Loss

	Six Months Ended June 30,		% Change
	2017	2016
	(dollars in thousands)
Net loss	$(97,135)	$(382,957)	(75)%
Percentage of revenues	(11)%	(61)%

Net loss decreased $285.8 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to legal settlements. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

As of June 30, 2017, our principal sources of liquidity were $1.7 billion in cash and cash equivalents and short-term investments, of which $275.8 million represented cash held by foreign subsidiaries. $137.4 million of the $1.7 billion are denominated in currencies other than U.S. Dollar. In addition, we had $319.8 million in long-term investments that provide additional capital resources. We consider earnings from foreign operations to be indefinitely reinvested outside of the United States, and we do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In November 2013, we issued the 2018 Notes with an aggregate principal amount of $575.0 million. The 2018 Notes mature on November 1, 2018 unless converted or repurchased in accordance with their terms prior to such date. Refer to Note 9 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2018 Notes.

For at least 20 trading days during the 30 consecutive trading days ended June 30, 2017, our common stock traded at a price exceeding 130% of the conversion price of $73.88 per share applicable to our 2018 Notes. Accordingly, the 2018 Notes will be convertible at the holders’ option during the quarter ending September 30, 2017. While we currently intend to settle the principal amount in cash, to the extent we receive conversion requests on the 2018 Notes, we may deliver cash or shares of our common stock or a combination of cash and shares of our common stock for the principal amount of the 2018 Notes. Although the dilutive effect of the conversion of the 2018 Notes is offset by the 2018 Note Hedges, we will experience dilution to our stock upon settlement of the 2018 Warrants to the extent the warrants are exercised and the settlement price, as measured under the 2018 Warrants, is above the $107.46 strike price of the 2018 Warrants. Further, to the extent our average closing stock price exceeds $107.46 in any quarter until the 2018 Warrants are settled, the 2018 Warrants would have a dilutive effect on our earnings per share to the extent we report net income. To the extent we receive conversion requests, we may also record a loss on extinguishment of the 2018 Notes converted by noteholders based on the difference between the fair market value allocated to the liability component on settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. We currently intend to use approximately $575.0 million of the net proceeds from the 2022 Notes to repay the 2018 Notes. Refer to Note 9 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2022 Notes. In addition, in May 2017, we used approximately $55.0 million of the net proceeds from the 2022 Notes to repurchase shares of the Company’s stock sold by certain purchasers of the 2022 Notes and in May and June 2017, we used approximately $73.9 million to pay the cost of the 2022 Note Hedges (after such cost was partially offset by the proceeds of the 2022 Warrants).

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

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Net cash provided by (used in) operating activities	$316,149	$(69,484)
Net cash used in investing activities	(156,313)	(27,547)
Net cash provided by (used in) financing activities	594,164	(25,858)
Net increase (decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	772,219	(123,192)

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $316.1 million for the six months ended June 30, 2017 compared to $69.5 million of net cash used in operating activities for the six months ended June 30, 2016. The increase in operating cash flow was primarily due to a $267.5 million payment for legal settlements in the prior year.

 Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $156.3 million compared to $27.5 million for the six months ended June 30, 2016. The increase in cash used in investing activities was mainly due to a $125.8 million increase in net purchases of investments, a $16.2 million increase in capital expenditures related to purchases of cloud-based infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth and a $3.9 million increase in purchases of strategic investments. The increase in cash used in investing activities was partially offset by a $12.8 million decrease in business combinations, net of cash acquired and a $4.6 million decrease in purchase of other intangibles.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $594.2 million compared to $25.9 million of net cash used in financing activities for the six months ended June 30, 2016. The change was primarily due to a $698.2 million increase in net proceeds from issuance of the 2022 Notes and the related note hedge and warrant transactions entered into during the six months ended June 30, 2017 and a $6.7 million increase in proceeds from employee stock plans, partially offset by a $55.0 million increase in cash used to repurchase shares of our common stock and a $27.6 million increase in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Except as set forth in Note 15, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2016.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Except as set forth below, there have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

Convertible Notes

In November 2013, we issued the 2018 Notes with an aggregate principal amount of $575.0 million, and in May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. We carry these instruments at face value less unamortized discount on our consolidated balance sheet. Because these instruments do not bear interest, we have no financial statement risk associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates.

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

We have experienced significant revenue growth in prior periods; however, our revenue growth rate is declining, and we expect that it will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. Even if our revenues continue to increase, we expect to continue to incur a loss in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unforeseen or unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result, we may not achieve or maintain profitability in the future, our gross margins may be negatively impacted, and our ability to generate cash flow from operations may be negatively impacted. If we fail to grow our revenues sufficiently to keep pace with our growing investments and other expenses, our business, operating results and growth prospects will be adversely affected.

We have recently introduced products in new markets that are important to our growth prospects and for which we do not have a substantial operating history. If we are unsuccessful in competing in these new markets, our revenue growth rate, business and operating results will be adversely affected.

We have recently introduced products in the markets for IT operations management, customer service, security operations, HR service management and the use of our platform for other service management applications outside of enterprise IT. Our successful entry into these and other new markets is important to our revenue growth prospects. We do not have a substantial operating history with these products, which limits our ability to forecast operating results, and the success of our efforts to address these markets depends on many factors, including: the degree of differentiation of our products and services from those offered by more established competitors in these markets; whether our product and services offer compelling benefits and value to customers; the time-frame and quality of our research and development efforts; the rigor and effectiveness of our quality testing and controls; and our ability to successfully market and sell into new markets with which our marketing and sales personnel are less experienced. We may not have the necessary resources, including employees with the required product management, engineering, marketing and sales expertise, to compete effectively in these new markets. Any new service that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, may not offer compelling customer benefits compared to competing products and services, and may not achieve the broad market acceptance necessary to generate significant revenues. In addition, the partner ecosystem for some of our new products is less developed than for our more mature products, and some of our new products require a commitment of resources and expertise by our customers, which they may lack, to ensure a successful implementation. If we are not able to successfully develop, market, sell and implement these and other newly introduced products and services to our existing customers and prospective new customers, our revenue growth rate, business and operating results will be adversely affected.

If we suffer a cyber-security event, we may lose customers and incur significant liabilities, any of which would harm our business and operating results.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information, including in some cases personally identifiable information, protected health information and credit card and other sensitive financial information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Moreover, computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our systems in the past and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. A security breach or unauthorized access or loss of data could result in a disruption to our service, litigation, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

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

We prepare our financial statements in accordance with GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance under GAAP. Under this new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This new standard is effective for our interim and annual periods beginning January 1, 2018, and we expect this new standard to have a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings and on our deferred commissions asset and the related amortization expense. We are continuing to evaluate the impact of the adoption of this standard on our condensed consolidated financial statements, and our preliminary assessments are subject to change. Refer to Note 2 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand under a combination of patent and other intellectual property laws of the United States and other jurisdictions. Though we seek patent protection for our technology, we may not be successful in obtaining patent protection, and any patents acquired in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. We may be required to spend significant resources to monitor and protect our intellectual property rights. We have, and in the future may, initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel and may result in counter-claims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property, or are required to incur substantial expenses in defending our intellectual property rights, our business and operating results may be adversely affected.

If we are unsuccessful in increasing our penetration of international markets or managing the risks associated with foreign markets, our business and operating results will be adversely affected.

Sales outside of North America represented approximately 32% of our total revenues for each of the three and six months ended June 30, 2017, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established, as compared to North America, Australia and areas within Western Europe. Over time an increasing proportion of the Global 2000 companies that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel and managing foreign operations.

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

If we are unable to continuously enhance our products and services so that they are easy to implement and use and are capable of delivering consumer product-like experiences, they could become less competitive or obsolete and our business and operating results will be adversely affected.

We believe that enterprises are increasingly focused on purchasing products and services that are easy to implement and use and are capable of delivering consumer product-like technology experiences to users within the enterprise, such as employees, and to individuals interacting with the enterprise, such as customers, partners and suppliers. Accordingly, our ability to attract new customers and to renew and increase revenues from existing customers depends on our ability to continuously improve the ease with which our products can be implemented and used by enterprises to deliver simple, intuitive and consumer-grade user experiences. In particular, we need to continuously modify and improve our products and services to keep pace with changes in user expectations, including for intuitive and attractive consumer product-like interfaces that draw on machine learning, mobility features and other cutting edge technologies. If we are unable to consistently and timely meet these requirements, our products and services may become less marketable and less competitive or obsolete, and our business and operating results will be adversely affected.

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

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the solicitation, collection, transfer, processing, storage or use of personal or consumer information could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor framework that had been in place since 2000, which our customers relied upon to facilitate the transfer of personal data from the European Economic Area to the United States in compliance with applicable European data protection laws. Notwithstanding the adoption of the Privacy Shield Framework by the European Union and the United States in July 2016, there is uncertainty surrounding how data transfers from the European Economic Area to the United States will be authorized in the future. In addition, the June 23, 2016 referendum by British voters to exit the European Union may further exacerbate many of the risks and uncertainties described above.

Moreover, complying with the E.U. General Data Protection Regulation adopted in April 2016 or other new data protection laws and regulations may cause us to incur substantial operational costs or require us to modify our data handling practices, may limit the use and adoption of our services and reduce overall demand for our services. In addition, non-compliance could result in proceedings against us by governmental entities or others and may otherwise adversely impact our business, financial condition and operating results.

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

We have acquired or invested in companies and technologies in the past as part of our business strategy and may continue to evaluate potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings, functionality or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Acquisitions and investments involve numerous risks, including:

•	assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies;

•	failing to achieve the expected benefits of the acquisition or investment;

•	potential loss of key employees of the acquired company;

•	inability to maintain relationships with customers and partners of the acquired business;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	potential adverse tax consequences;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	disruption to our business and diversion of management attention and other resources;

•	potential financial and credit risks associated with acquired customers;

•	dependence on acquired technologies or licenses for which alternatives may not be available to us without significant cost or complexity;

•
in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency and regulatory risks associated with specific countries; and

•	potential unknown liabilities associated with the acquired businesses.

In addition, we may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness that could affect the market price of our common stock. The occurrence of any of these risks could harm our business, operating results and financial condition.

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

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been impacted by high levels of bad debt globally, geopolitical instability, slowing economic growth in China, falling demand for a variety of goods and services including oil and other commodities, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In addition, the June 23, 2016 referendum by British voters to exit the European Union created significant future economic uncertainties across the European Economic Area, including the United Kingdom. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing, and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments about our business for this reason our business and results of operations could be adversely affected.

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

Risks Related to Our 0% Convertible Senior Notes Due 2022 (2022 Notes) and Our 0% Convertible Senior Notes Due 2018 (2018 Notes)

We may not have the ability to raise the funds necessary to settle conversions of the convertible senior notes in cash or to repurchase the convertible senior notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible senior notes.

Holders of the 2022 Notes and 2018 Notes have the right to require us to repurchase all or a portion of their 2022 Notes and 2018 Notes upon the occurrence of a fundamental change (as defined in the indenture for each of the 2022 Notes and 2018 Notes, as applicable) at a repurchase price equal to 100% of the principal amount of the 2022 Notes and 2018 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, if a make-whole fundamental change (as defined in the indenture for each of the 2022 Notes and 2018 Notes, as applicable) occurs prior to the maturity date of the 2022 Notes or 2018 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes or 2018 Notes in connection with such make-whole fundamental change. Upon conversion of the 2022 Notes or 2018 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2022 Notes or 2018 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2022 Notes or 2018 Notes surrendered therefor or pay cash with respect to the 2022 Notes or 2018 Notes being converted.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing each of the 2022 Notes and 2018 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2022 Notes and 2018 Notes when due. Furthermore, the indentures for each of the 2022 Notes and 2018 Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2022 Notes and 2018 Notes and their respective indentures. These and other provisions in each of the indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the 2022 Notes and 2018 Notes.

In addition, our ability to repurchase or to pay cash upon conversion of the 2022 Notes or 2018 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase 2022 Notes or 2018 Notes at a time when the repurchase is required by each indenture or to pay cash upon conversion of the 2022 Notes or 2018 Notes as required by each indenture would constitute a default. A default under each indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under each indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Notes or 2018 Notes, or to pay cash upon conversion of the 2022 Notes or 2018 Notes.

The conditional conversion feature of the 2022 Notes and 2018 Notes, if triggered, may adversely affect our financial condition and operating results.

The holders of the 2018 Notes and 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $94.06, in the case of the 2018 Notes, or $175.18, in the case of the 2022 Notes (in each case, the Conversion Condition). The Conversion Condition was met for the 2018 Notes during the three months ended June 30, 2017, which means that the holders of the 2018 Notes may elect to convert such notes at their option at any time during the third quarter of 2017. If one or more holders elect to convert their 2018 Notes (or 2022 Notes, if the Conversion Condition is triggered), unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on extinguishment of the 2018 Notes (or 2022 Notes, if the Conversion Condition is triggered) converted by noteholders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and 2018 Notes and our common stock.

In connection with the sale of the 2022 Notes and 2018 Notes, we entered into convertible note hedge (2022 Note Hedge and 2018 Note Hedge, respectively) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (2022 Warrants and 2018 Warrants, respectively). The 2022 Note Hedge and 2018 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2022 Notes or 2018 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes or 2018 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of each of the 2022 Warrants or 2018 Warrants, which is $203.40 and $107.46, respectively.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2022 Notes or 2018 Notes (and are likely to do so during any observation period related to a conversion of 2022 Notes or 2018 Notes, or following any repurchase of 2022 Notes or 2018 Notes by us on any fundamental change repurchase date (as defined in the indentures for the 2022 Notes and 2018 Notes) or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2022 Notes or 2018 Notes, which could affect note holders’ ability to convert the 2022 Notes or 2018 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2022 Notes or 2018 Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the 2022 Notes or 2018 Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2022 Notes or 2018 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2022 Notes and 2018 Notes (and as a result, the value of the consideration, the amount of cash and/or the number of shares, if any, that note holders would receive upon the conversion of any 2022 Notes or 2018 Notes) and, under certain circumstances, the ability of the note holders to convert the 2022 Notes or 2018 Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2022 Notes or 2018 Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the 2022 Note Hedge and 2018 Note Hedge transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the 2022 Note Hedge or 2018 Note Hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

•
the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the 2022 Notes or 2018 Notes or in connection with the 2022 Note Hedge and 2022 Warrant transactions relating to the 2022 Notes, or 2018 Note Hedge and 2018 Warrant transactions relating to the 2018 Notes;

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

Provisions in our charter documents, Delaware law, our 2022 Notes and our 2018 Notes might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

Further, the fundamental change provisions of our 2022 Notes or 2018 Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Transactions Relating to Convertible Notes and Warrant Transactions

As further described in our Current Reports on Form 8-K filed with the SEC on May 24, 2017 and May 30, 2017, in May 2017 we issued through a private placement $750.0 million aggregate principal amount of our 2022 Notes. As further described on our Current Report on Form 8-K filed with the SEC on June 22, 2017, in June 2017, we issued an additional $32.5 million in principal amount pursuant to the initial purchasers’ exercise of their 30 day over allotment, for aggregate gross proceeds of $782.5 million. The 2022 Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the 2022 Notes.

As further described in our Current Reports on Form 8-K filed with the SEC on May 30, 2017 and June 22, 2017, in the three months ended June 30, 2017, we entered into the 2022 Note Hedge and 2022 Warrants transactions. Pursuant to the 2022 Warrant transactions, up to 5.81 million shares of our common stock (subject to adjustment from time to time as provided in the 2022 Warrant confirmations) may be issuable upon the conversion of the 2022 Warrants. The strike price of the 2022 Warrants will initially be $203.40 per share. We offered and sold the 2022 Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Neither the 2022 Warrants nor the underlying shares of common stock issuable upon the conversion of the 2022 Warrants have been registered under the Securities Act.

Repurchase of Equity Securities

In May 2017, we repurchased and subsequently retired the following shares of common stock from certain purchasers of the 2022 Notes in privately negotiated transactions.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
May 2017	540,806	$101.70	N/A	N/A

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

On August 8, 2017, we entered into Amendment No. 2 (the Amendment) to the Employment Agreement, dated as of May 12, 2011 (as amended August 15, 2014, the Employment Agreement), by and between us and Michael P. Scarpelli, our Chief Financial Officer. The Amendment extends the term of the Employment Agreement by an additional three years. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

4.1	Indenture dated May 30, 2017 between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1

10.1	Amendment No. 2 to Employment Agreement, dated June 6, 2017, between the Registrant and David L. Schneider				X

10.2	Amendment No. 2 to Employment Agreement, dated August 8, 2017, between the Registrant and Michael P. Scarpelli				X

10.3	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 25, 2017				X

10.4	Form of Restricted Stock Unit Award Agreement Under 2012 Equity Incentive Plan, adopted as of April 25, 2017				X

10.5	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan, adopted as of April 25, 2017				X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: August 8, 2017	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 8, 2017	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)