Form 10-Q
period 2017-09-30
ServiceNow, Inc.
filed 2017-11-06
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2017, there were approximately 172.7 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,104,871	$401,238
Short-term investments	567,026	498,124
Accounts receivable, net	291,903	322,757
Current portion of deferred commissions	96,811	76,780
Prepaid expenses and other current assets	66,881	43,636
Total current assets	2,127,492	1,342,535
Deferred commissions, less current portion	69,041	61,990
Long-term investments	424,858	262,658
Property and equipment, net	231,304	181,620
Intangible assets, net	68,970	65,854
Goodwill	108,097	82,534
Other assets	39,753	36,576
Total assets	$3,069,515	$2,033,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,752	$38,080
Accrued expenses and other current liabilities	177,553	171,636
Current portion of deferred revenue	1,082,346	861,782
Total current liabilities	1,280,651	1,071,498
Deferred revenue, less current portion	42,298	33,319
Convertible senior notes, net	1,156,629	507,812
Other long-term liabilities	38,546	34,177
Total liabilities	2,518,124	1,646,806
Stockholders’ equity:
Common stock	173	167
Additional paid-in capital	1,670,339	1,405,317
Accumulated other comprehensive loss	(408)	(21,133)
Accumulated deficit	(1,118,713)	(997,390)
Total stockholders’ equity	551,391	386,961
Total liabilities and stockholders’ equity	$3,069,515	$2,033,767

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Subscription	$455,421	$318,934	$1,242,563	$877,035
Professional services and other	42,749	38,722	144,093	127,812
Total revenues	498,170	357,656	1,386,656	1,004,847
Cost of revenues(1):
Subscription	81,878	61,566	228,046	170,707
Professional services and other	45,402	41,271	137,366	123,039
Total cost of revenues	127,280	102,837	365,412	293,746
Gross profit	370,890	254,819	1,021,244	711,101
Operating expenses(1):
Sales and marketing	227,015	166,491	686,325	511,607
Research and development	98,465	75,018	272,959	211,306
General and administrative	52,465	40,085	150,242	117,393
Legal settlements	—	—	—	270,000
Total operating expenses	377,945	281,594	1,109,526	1,110,306
Loss from operations	(7,055)	(26,775)	(88,282)	(399,205)
Interest expense	(16,566)	(8,389)	(36,581)	(24,746)
Interest income and other income (expense), net	853	1,783	739	4,745
Loss before income taxes	(22,768)	(33,381)	(124,124)	(419,206)
Provision for (benefit from) income taxes	1,420	2,877	(2,801)	9
Net loss	$(24,188)	$(36,258)	$(121,323)	$(419,215)
Net loss per share - basic and diluted	$(0.14)	$(0.22)	$(0.71)	$(2.56)
Weighted-average shares used to compute net loss per share - basic and diluted	171,883,190	165,378,836	170,359,717	163,767,329
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,389	$203	$15,482	$(1,106)
Unrealized gain (loss) on investments, net of tax	(2,864)	(615)	5,243	1,523
Other comprehensive income (loss), net of tax	525	(412)	20,725	417
Comprehensive loss	$(23,663)	$(36,670)	$(100,598)	$(418,798)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues:
Subscription	$8,980	$7,140	$25,860	$20,698
Professional services and other	7,056	7,150	21,622	20,045
Sales and marketing	43,962	31,898	124,650	95,757
Research and development	23,092	21,376	67,624	62,956
General and administrative	17,352	13,523	48,695	35,004

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(121,323)	$(419,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,808	59,716
Amortization of premiums on investments	2,508	3,745
Amortization of deferred commissions	80,251	57,742
Amortization of debt discount and issuance costs	36,581	24,746
Stock-based compensation	288,451	234,460
Deferred income tax	(6,055)	(5,095)
Other	(4,062)	(857)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	42,341	(15,761)
Deferred commissions	(102,348)	(79,190)
Prepaid expenses and other assets	(26,866)	(11,733)
Accounts payable	(11,088)	(8,625)
Deferred revenue	193,594	151,019
Accrued expenses and other liabilities	4,247	36,282
Net cash provided by operating activities	458,039	27,234
Cash flows from investing activities:
Purchases of property and equipment	(115,856)	(84,112)
Business combinations, net of cash acquired	(26,537)	(34,297)
Purchases of other intangibles	(6,170)	(10,750)
Purchases of investments	(641,666)	(434,397)
Purchases of strategic investments	(4,000)	—
Sales of investments	77,968	266,288
Maturities of investments	350,597	218,452
Restricted cash	(739)	(322)
Net cash used in investing activities	(366,403)	(79,138)
Cash flows from financing activities:
Net proceeds from borrowings on convertible senior notes	772,127	—
Proceeds from issuance of warrants	54,071	—
Purchases of convertible note hedges	(128,017)	—
Repurchases and retirement of common stock	(55,000)	—
Proceeds from employee stock plans	76,748	55,063
Taxes paid related to net share settlement of equity awards	(131,130)	(88,567)
Payments on financing obligations	(2,681)	(1,361)
Net cash provided by (used in) financing activities	586,118	(34,865)
Foreign currency effect on cash and cash equivalents	25,879	(469)
Net increase (decrease) in cash and cash equivalents	703,633	(87,238)
Cash and cash equivalents at beginning of period	401,238	412,305
Cash and cash equivalents at end of period	$1,104,871	$325,067
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$9,321	$9,691

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the "Company", “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1)    Description of the Business

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, we deploy our software on-premises at a customer data center to support a customer's unique regulatory or security requirements.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2016 is derived from audited financial statements as of that date; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

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

New Accounting Pronouncements Pending Adoption

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. This new standard is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 from the goodwill impairment test. This standard requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, this new standard eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This new standard is effective for our interim and annual periods beginning January 1, 2020, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. The new standard is required to be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. While we believe the current impact upon the adoption of this standard on our consolidated financial statements will be immaterial, the actual impact will largely depend on future intra-entity asset transfers, if any.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides guidance on eight specific cash flow issues. Among these issues, this standard requires, at the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowings, the portion of the cash payment attributable to the accreted interest related to the debt discount to be classified as cash flows for operating activities, and the portion of the cash payments attributable to the principal to be classified as cash outflows for financing activities. This new standard is effective for our interim and annual periods beginning January 1, 2018, and early adoption is permitted. We currently expect to settle $575.0 million relating to the principal amount of our 0% convertible senior notes due November 1, 2018 in cash upon maturity. At that time, we expect to classify approximately $155.3 million of debt discount attributable to the difference between the 0% coupon interest rate and the 6.5% effective interest rate as an operating cash outflow in our consolidated statements of cash flows. The remaining $419.7 million will be presented as a financing cash outflow in our consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This new standard is effective for our interim and annual periods beginning January 1, 2020. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard, including related amendments recently issued by the FASB, is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, we currently anticipate that the adoption of this standard will have a material impact on our consolidated balance sheets given that we had operating lease commitments of approximately $352 million as of September 30, 2017. However, we do not anticipate that the adoption of this standard will have a material impact on our consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and requires equity securities to be measured at fair value with changes in fair value recognized through net income. This new standard allows a measurement alternative for equity investments that do not have readily determinable fair values to be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This new standard is effective for our interim and annual periods beginning January 1, 2018, and will be adopted by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, we preliminarily expect the adoption of this standard to impact our strategic investments and our marketable equity securities, and plan to elect the measurement alternative for equity investments that do not have readily determinable fair values.

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

Given the scope of work required to implement the recognition and disclosure requirements under the Topic 606 standard, we began our assessment process in 2014 and have since made significant progress, including the identification and on-going implementation of necessary changes to our policies, processes, systems and controls.

We do not expect the Topic 606 standard to have a material impact on the timing of revenue recognition related to our cloud-based subscription offerings. However, we expect this new standard to have a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings, in which we grant customers the right to deploy our software on the customer’s own servers, without significant penalty. Under this new standard, the requirement to have vendor specific objective evidence (VSOE) for undelivered elements is eliminated. As such, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, compared to the current practice of recognizing the entire sales price ratably over an estimated subscription period due to the lack of VSOE. To the extent the amounts recognized as revenue have not been billed, the accrued revenue will be recorded as unbilled receivables on our consolidated balance sheets. We currently believe our total revenues reported for the year ended December 31, 2016 would have increased by approximately $10 to $15 million on a pro forma basis if the new standard had been applied for the entire 2016 fiscal year starting on January 1, 2016.

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

We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements, including the tax effects related to the revenue and commission adjustments discussed above and the increased disclosure requirements on our footnotes. Our preliminary assessments are subject to change.

(3)    Investments

Marketable Securities

The following is a summary of our available-for-sale investment securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$52,596	$—	$—	$52,596
Corporate notes and bonds	775,622	126	(1,064)	774,684
Certificates of deposit	38,288	—	—	38,288
U.S. government agency securities	108,587	—	(209)	108,378
Marketable equity securities	10,000	7,938	—	17,938
Total available-for-sale securities	$985,093	$8,064	$(1,273)	$991,884

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$56,839	$—	$—	$56,839
Corporate notes and bonds	628,054	91	(1,590)	626,555
Certificates of deposit	35,355	—	—	35,355
U.S. government agency securities	42,088	7	(62)	42,033
Total available-for-sale securities	$762,336	$98	$(1,652)	$760,782

As of September 30, 2017, the contractual maturities of our available-for-sale investment securities, excluding marketable equity securities and those securities classified within cash and cash equivalents on the condensed consolidated balance sheets, did not exceed 24 months. The fair values of these securities, by remaining contractual maturity, are as follows (in thousands):

September 30, 2017
Due in 1 year or less	$549,088
Due in 1 to 2 years	424,858
Total	$973,946

The following table shows the fair values and the gross unrealized losses of our available-for-sale investment securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$499,576	$(822)	$114,109	$(242)	$613,685	$(1,064)
U.S. government agency securities	91,901	(185)	8,977	(24)	100,878	(209)
Total	$591,477	$(1,007)	$123,086	$(266)	$714,563	$(1,273)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$492,503	$(1,530)	$47,940	$(60)	$540,443	$(1,590)
U.S. government agency securities	30,033	(62)	—	—	30,033	(62)
Total	$522,536	$(1,592)	$47,940	$(60)	$570,476	$(1,652)

There were no impairments considered "other-than-temporary" as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Strategic Investments

Our strategic investments consist of debt and non-marketable equity investments in privately-held companies. Debt investments in privately-held companies are classified as available-for-sale and are recorded at their estimated fair value with changes in fair value recorded through accumulated other comprehensive income, while non-marketable equity securities are recorded at cost. We have not recorded any impairment charges for any of our investments in privately-held companies. The total amount of debt and equity investments in privately-held companies included in other assets on the condensed consolidated balance sheets was $5.0 million and $11.0 million as of September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, we reclassified $10.0 million of non-marketable equity securities (at cost) to short-term investments on our condensed consolidated balance sheets due to an initial public offering by the investee, and recorded an unrealized gain of $7.9 million within other comprehensive income in our consolidated statements of comprehensive loss. During the nine months ended September 30, 2017, we also acquired an additional $4.0 million in strategic investments. The fair value of our debt investments in privately-held companies included within our strategic investments is $1.5 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity and are categorized accordingly as Level 3 in the fair value hierarchy.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at September 30, 2017 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$196,998	$—	$196,998
Commercial paper	—	12,478	12,478
Certificates of deposit	—	2,948	2,948
U.S. government agency securities	—	551,772	551,772
Short-term investments:
Commercial paper	—	52,596	52,596
Corporate notes and bonds	—	449,379	449,379
Certificates of deposit	—	18,755	18,755
U.S. government agency securities	—	28,358	28,358
Marketable equity securities	17,938	—	17,938
Long-term investments:
Corporate notes and bonds	—	325,305	325,305
Certificates of deposit	—	19,533	19,533
U.S. government agency securities	—	80,020	80,020
Total	$214,936	$1,541,144	$1,756,080

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$165,627	$—	$165,627
Short-term investments:
Commercial paper	—	56,839	56,839
Corporate notes and bonds	—	388,429	388,429
Certificates of deposit	—	35,355	35,355
U.S. government agency securities	—	17,501	17,501
Long-term investments:
Corporate notes and bonds	—	238,125	238,125
U.S. government agency securities	—	24,533	24,533
Total	$165,627	$760,782	$926,409

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

Other 2017 Business Combinations

In addition to the DxContinuum acquisition during the nine months ended September 30, 2017, we also completed the acquisition of privately-held companies Qlue, Inc. and Digital Telepathy, Inc. (Telepathy) for approximately $11.6 million in cash, and have included the results of operations of these companies in our condensed consolidated financial statements from their respective dates of purchase. In allocating the aggregate purchase price based on the estimated fair value, we recorded $9.1 million of goodwill, $3.5 million of developed technology intangible assets (to be amortized over estimated useful life of five years) and $1.1 million of deferred tax liabilities. Amounts allocated to the remaining acquired tangible assets and assumed liabilities were not material. $4.1 million of the goodwill balance associated with these business combinations is deductible for income tax purposes. We are obligated to make cash payments of up to $5.0 million in connection with the acquisition of Telepathy,, contingent upon the continued employment by us of certain former employees of Telepathy on specified future dates. We determined that this additional consideration was not part of the purchase price and will be recognized as post-acquisition expense over the related requisite service period.

Aggregate acquisition-related costs associated with all 2017 business combinations of $1.5 million for the nine months ended September 30, 2017 are included in general and administrative expenses in our condensed consolidated statements of comprehensive loss.

2016 Business Combinations

BrightPoint Security

On June 3, 2016, we completed the acquisition of a privately-held company, BrightPoint Security, Inc. (BrightPoint), by acquiring all issued and outstanding common shares of BrightPoint for approximately $19.6 million in an all-cash transaction in order to expand our Security Operations solutions. The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

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

ITapp

On April 8, 2016, we completed the acquisition of a privately-held company, ITapp Inc. (ITapp), by acquiring all issued and outstanding common shares of ITapp for approximately $14.5 million in an all-cash transaction in order to expand our IT Operations Management solutions. The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

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

Unaudited Pro Forma Financial Information

The results of operations of our 2017 and 2016 business combinations have been included in our condensed consolidated financial statements from their respective dates of purchase. The following pro forma consolidated financial information combines the results of operations from us and all the companies that we acquired since January 1, 2016 for the three and nine months ended September 30, 2017 and 2016, as if these acquisitions had occurred on January 1, 2016 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$499,529	$359,362	$1,390,582	$1,010,374
Net loss	$(24,152)	$(37,134)	$(120,882)	$(426,883)
Weighted-average shares used to compute net loss per share - basic and diluted	171,883,190	165,378,836	170,359,717	163,767,329
Net loss per share - basic and diluted	$(0.14)	$(0.22)	$(0.71)	$(2.61)

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

(6) Goodwill and Intangible Assets
Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2016	$82,534
Goodwill acquired	20,281
Foreign currency translation adjustments	5,282
Balance as of September 30, 2017	$108,097

Intangible assets consist of the following (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$91,527	$(44,069)	$47,458
Patents	23,780	(2,532)	21,248
Other	1,775	(1,511)	264
Total intangible assets	$117,082	$(48,112)	$68,970

During the nine months ended September 30, 2017, we acquired patents with a weighted average useful life of 10 years for an aggregate purchase price of $6.2 million.

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$79,206	$(30,858)	$48,348
Patents	17,610	(867)	16,743
Other	1,775	(1,012)	763
Total intangible assets	$98,591	$(32,737)	$65,854

Amortization expense for intangible assets for the three months ended September 30, 2017 and 2016 was approximately $4.8 million and $4.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 was approximately $14.3 million and $10.9 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2017 (in thousands):

Years Ending December 31,
2017	$4,769
2018	18,772
2019	18,692
2020	8,796
2021	6,871
Thereafter	11,070
Total future amortization expense	$68,970

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer equipment	$303,336	$222,648
Computer software	41,200	32,132
Leasehold improvements	48,000	37,095
Furniture and fixtures	36,283	31,574
Building	6,978	6,379
Construction in progress	7,044	2,535
	442,841	332,363
Less: Accumulated depreciation	(211,537)	(150,743)
Total property and equipment, net	$231,304	$181,620

Construction in progress consists primarily of leasehold improvements and in-process software development costs. Depreciation expense for the three months ended September 30, 2017 and 2016 was $24.3 million and $17.9 million, respectively, and for the nine months ended September 30, 2017 and 2016 was approximately $66.9 million and $48.7 million, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Taxes payable	$18,694	$19,472
Bonuses and commissions	57,691	67,259
Accrued compensation	41,229	30,816
Other employee related liabilities	27,386	28,812
Other	32,553	25,277
Total accrued expenses and other current liabilities	$177,553	$171,636

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

Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2022 and July 1, 2018, for the 2022 Notes and 2018 Notes, respectively (each, a Convertible Date), only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; or

•
during the five-business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or

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

The conversion price will be subject to adjustment in some events. Holders of the Notes who convert their Notes in connection with certain corporate events that constitute a “make-whole fundamental change” are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a “fundamental change,” holders of the Notes may require us to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the respective Notes plus any accrued and unpaid special interest, if any.

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

	September 30, 2017	December 31, 2016
Liability component:
Principal:
2022 Notes	$782,500	$—
2018 Notes	575,000	575,000
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(160,164)	—
2018 Notes	(40,707)	(67,188)
Net carrying amount	$1,156,629	$507,812

	2022 Notes	2018 Notes
Equity component recorded at issuance:
Note	$162,039	$155,319
Issuance cost	(2,148)	(3,257)
Net amount recorded in equity	$159,891	$152,062

The price of our common stock was greater than or equal to 130% of the conversion price of the 2018 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended June 30, 2017. Therefore, as of June 30, 2017, the 2018 Notes became convertible at the holders’ option beginning on July 1, 2017 and ending September 30, 2017. As of September 30, 2017, the 2018 Notes continue to be convertible at the holders' option for the period beginning October 1, 2017 and ending December 31, 2017. During the quarter ended September 30, 2017, we received requests to convert an aggregate of $4,000 principal amount of 2018 Notes, which we elected to settle in cash.

As we have the option to settle the principal amount in shares and we are more than 12 months away from the maturity date, we continue to classify the net carrying amount of our 2018 Notes as a long-term liability and the equity component of our 2018 Notes continues to remain in permanent equity. Our 2018 Notes were not convertible as of December 31, 2016. Our 2022 Notes were not convertible as of September 30, 2017.

We consider the fair value of the Notes at September 30, 2017 to be a Level 2 measurement. The estimated fair values of the Notes at September 30, 2017 and December 31, 2016 based on the closing trading price per $100 of the Notes were as follows (in thousands):

	September 30, 2017	December 31, 2016
2022 Notes	$842,322	N/A
2018 Notes	$922,501	$681,375

As of September 30, 2017, the remaining life of the 2022 Notes and 2018 Notes are 56 months and 13 months, respectively. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of debt issuance cost
2022 Notes	$367	$—	$489	$—
2018 Notes	481	450	1,421	1,327
Amortization of debt discount
2022 Notes	7,222	—	9,610	—
2018 Notes	8,496	7,939	25,061	23,419
Total	$16,566	$8,389	$36,581	$24,746
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

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

The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and are exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedges as a reduction to additional paid-in capital. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Note Hedges do not impact earnings per share, as they were entered into to offset any dilution from the Notes.

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

(10)    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Foreign currency translation adjustment	$(3,795)	$(19,277)
Net unrealized gain (loss) on investments, net of tax	3,387	(1,856)
Accumulated other comprehensive loss	$(408)	$(21,133)

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for all periods presented.

(11)    Stockholders' Equity

Common Stock

We were authorized to issue 600,000,000 shares of common stock as of September 30, 2017. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2017, we had 172,706,935 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2017
Stock plans:
Options outstanding	4,117,639
RSUs	12,306,875
Shares of common stock available for future grants:
2012 Equity Incentive Plan(1)	25,731,336
2012 Employee Stock Purchase Plan(1)	9,581,944
Total reserved shares of common stock for future issuance	51,737,794

(1)	Refer to Note 12 for a description of these plans.

During the nine months ended September 30, 2017 and 2016, we issued a total of 5,816,968 shares and 5,225,336 shares, respectively, from stock option exercises, vesting of restricted stock units (RSUs), net of employee payroll taxes and purchases from the employee stock purchase plan (ESPP). In May 2017, we repurchased and retired 540,806 shares of our common stock for approximately $55.0 million, or $101.70 per share from certain purchasers of the 2022 Notes in connection with the 2022 Notes offering. We had no similar repurchases or retirements of common stock during the nine months ended September 30, 2016.

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

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, equity awards). In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. The share reserve also automatically increases on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. On January 1, 2017, 8,371,539 shares of common stock were automatically added to the 2012 Plan pursuant to the provision described in the preceding sentence.

Our 2012 Employee Stock Purchase Plan (the 2012 ESPP) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. On January 1, 2017, 1,674,308 shares of common stock were automatically added to the 2012 ESPP pursuant to the provision described in the preceding sentence.

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,818,435	$20.57
Granted	566,720	84.81
Exercised	(697,446)	15.77		$51,560
Canceled	(38,334)	71.68
Outstanding at March 31, 2017	5,649,375	27.26
Granted	50,000	103.60
Exercised	(705,807)	8.62		$62,617
Canceled	(1,174)	57.78
Outstanding at June 30, 2017	4,992,394	30.65
Exercised	(843,046)	16.66		$78,926
Canceled	(31,709)	69.45
Outstanding at September 30, 2017	4,117,639	$33.22	5.49	$347,148
Vested and expected to vest as of September 30, 2017	4,080,735	$32.87	5.47	$345,495
Vested and exercisable as of September 30, 2017	3,040,729	$16.77	4.27	$306,399

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The weighted-average grant date fair value per share of options granted was $37.57 for the nine months ended September 30, 2017. The total fair value of stock options vested during the nine months ended September 30, 2017 was $8.6 million.

Included in the number of options granted during the nine months ended September 30, 2017 are 396,720 options with both service and market-based criteria, which were granted to our President and Chief Executive Officer, who started his employment with us during the second quarter. The fair values of the options granted and the corresponding derived service periods were calculated using a Monte Carlo simulation, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The stock-based compensation expense associated with these options are recorded on a graded vesting basis.

As of September 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $29.7 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2017 was 3.34 years.

RSUs

A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2016	12,222,282	$63.66
Granted	4,216,410	88.05
Vested	(1,801,659)	55.73	$164,367
Forfeited	(507,680)	73.14
Non-vested at March 31, 2017	14,129,353	71.60
Granted	763,940	97.79
Vested	(1,177,903)	63.84	$115,487
Forfeited	(445,303)	68.78
Non-vested at June 30, 2017	13,270,087	73.89
Granted	711,084	111.06
Vested	(1,274,390)	61.61	$137,021
Forfeited	(399,906)	73.46
Non-vested at September 30, 2017	12,306,875	$77.33	$1,446,427

RSUs granted to employees under the 2012 Plan generally vest over a four-year period. As of September 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $698.8 million and the weighted-average remaining vesting period was 2.83 years.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(24,188)	$(36,258)	$(121,323)	$(419,215)
Denominator:
Weighted-average shares outstanding—basic and diluted	171,883,190	165,378,836	170,359,717	163,767,329
Net loss per share—basic and diluted:	$(0.14)	$(0.22)	$(0.71)	$(2.56)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	September 30,
	2017	2016
Common stock options	4,117,639	6,475,548
Restricted stock units	12,306,875	12,834,324
ESPP obligations	363,951	360,536
2018 convertible senior notes	7,783,023	7,783,023
Warrants related to the issuance of 2018 convertible senior notes	7,783,023	7,783,023
2022 convertible senior notes	5,806,933	—
Warrants related to the issuance of 2022 convertible senior notes	5,806,933	—
Total potentially dilutive securities	43,968,377	35,236,454

(14)    Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was (6)% and 2% for the three and nine months ended September 30, 2017, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions, excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

Our effective tax rate was (9)% and 0% for the three and nine months ended September 30, 2016, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions and excess tax benefits of stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2017, our tax years 2005 to 2016 remain subject to examination in most jurisdictions.

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

(15)    Commitments and Contingencies

Operating Leases and Other Contractual Commitments

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates. Future minimum payments under our non-cancelable operating leases and other contractual commitments outstanding as of September 30, 2017 are presented in the table below (in thousands):

	Leases, net of Sublease Income	Purchase Obligations(1)	Other	Total
Years Ending December 31,
Remainder of 2017	$10,235	$9,988	$141	$20,364
2018	44,460	35,984	565	81,009
2019	45,906	16,599	565	63,070
2020	45,688	7,845	565	54,098
2021	44,204	5,605	565	50,374
Thereafter	161,530	2,144	1,605	165,279
Total	$352,023	$78,165	$4,006	$434,194

(1)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center and IT operations and sales and marketing activities. Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences. If we were to cancel these contractual commitments as of September 30, 2017, we would have been obligated to pay cancellation penalties of approximately $22.9 million in aggregate, of which $9.8 million is related to our Knowledge user conference in May 2018.

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

These settlements are considered multiple element arrangements for accounting purposes. We evaluated the accounting treatment of these settlements by identifying each element of the arrangements, which included amongst other elements, a release of past infringement claims and a covenant not to sue for a specified term of years. The primary benefit we received from the arrangements was the settlement and termination of all existing litigation, the avoidance of future litigation expenses and the avoidance of future management and customer disruptions. We determined that none of the elements of the settlement agreements have identifiable future benefits that would be capitalized as an asset. Accordingly, we recorded charges for aggregate legal settlements of $270.0 million in our condensed consolidated statement of comprehensive loss during the nine months ended September 30, 2016. The charge covers the fulfillment by us of all financial obligations under both the BMC Settlement and HPE Settlement with no remaining financial obligations under either settlement.

(16)   Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America (1)	$329,582	$239,585	$937,426	$684,111
EMEA (2)	127,518	90,399	340,054	246,745
Asia Pacific and other	41,070	27,672	109,176	73,991
Total revenues	$498,170	$357,656	$1,386,656	$1,004,847

Property and equipment, net by geographic area were as follows (in thousands):

	September 30,	December 31,
	2017	2016
North America(3)	$160,813	$132,671
EMEA(2)	50,692	37,449
Asia Pacific and other	19,799	11,500
Total property and equipment, net	$231,304	$181,620

(1)
Revenues attributed to the United States were approximately 94% of North America revenues for the three and nine months ended September 30, 2017 and approximately 95% of North America revenues for the three and nine months ended September 30, 2016.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 88% and 92% of property and equipment, net attributable to North America as of September 30, 2017 and December 31, 2016, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service Management solutions	$399,795	$290,005	$1,097,177	$799,278
IT Operations Management solutions	55,626	28,929	145,386	77,757
Total subscription revenues	$455,421	$318,934	$1,242,563	$877,035

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

(17)   Subsequent Event

On October 31, 2017, we acquired for cash all of the outstanding stock of SkyGiraffe Inc., a mobile platform company, for total purchase consideration of approximately $32 million. Our accounting and analysis of this transaction is pending completion.

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

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. Our mission is to help our customers improve service levels and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, we deploy our software on-premises at a customer data center to support a customer's unique regulatory or security requirements.

We generally offer our services on an annual subscription fee basis, which includes access to the ordered subscription service and related support, including updates to the subscribed service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term, and we frequently extend discounts to our customers based on the number of users. We generate sales through our direct sales team and, to a lesser extent, indirectly through resale partners and third-party referrals. We also generate revenues from professional services for implementation and configuration services and for training of customer and partner personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 5,895 as of September 30, 2017 from 4,501 as of September 30, 2016.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 436 and 308 customers with ACV greater than $1 million as of September 30, 2017 and 2016, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate (GULT), Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to "Government of the United States" under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

G2K customer count. The Global 2000 (G2K) customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2,000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We adjust the G2K count for acquisitions, spin-offs and other market activity to ensure the G2K customer count is accurately captured. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution. Our G2K customer count was 815 and 707 as of September 30, 2017 and 2016, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking aggregate ACV from G2K customers as of the end of the period divided by the total number of G2K customers as of the end of the period. ACV is calculated based on the foreign exchange rate in effect at the time the contract was entered into, and as a result, foreign currency rate fluctuations could cause variability in the average ACV per G2K customer. Our average ACV per G2K customer was approximately $1.2 million and $1.0 million as of September 30, 2017 and 2016, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer's ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. Our renewal rate was 97% and 99% for the three months ended September 30, 2017 and 2016, respectively, and 97% and 98% for the nine months ended September 30, 2017 and 2016, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

A calculation of billings is provided below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$498,170	$357,656	39%	$1,386,656	$1,004,847	38%
Change in deferred revenue from the condensed consolidated statements of cash flows	47,932	46,620	3%	193,594	151,019	28%
Total billings	$546,102	$404,276	35%	$1,580,250	$1,155,866	37%

Billings consists of amounts invoiced for subscription contracts with existing customers, renewals, upsells and new customers, and contracts for professional services, training, and our Knowledge and other customer forum events. Factors that may cause our billings results to vary from period to period include the following:

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

To facilitate greater year-over-year comparability in our billings results, we disclose the impact that foreign currency rate fluctuations and fluctuations in billings duration had on our billings. The impact of foreign currency rate fluctuations is calculated by translating the current period results for entities reporting in currencies other than U.S. Dollars into U.S. Dollars at the exchange rates in effect during the prior period presented, rather than the actual exchange rates in effect during the current period. The impact of fluctuations in billings duration is calculated by replacing the portion of multi-year billings in excess of 12 months during the current period with the portion of multi-year billings in excess of 12 months during the prior period presented. In our Annual Report on Form 10-K for the year ended December 31, 2016, we calculated the impact of fluctuations in billings duration using a different methodology that applied the weighted average billings duration in effect during the prior period presented rather than the actual weighted average billings duration in effect during the current period. Weighted average billings duration refers to the weighted average billings duration for all our customer contracts commencing during the period, unless such amounts have been paid during the period. To the extent that multi-year billings grow and billings durations lengthen, our current methodology provides more meaningful information on the impact of multi-year billings fluctuations than our previous weighted average billings duration methodology. This change in methodology did not have a material impact on the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Notwithstanding the adjustments described above, the comparability of billings results from period to period remains subject to the impact of variations in the dollar value of contracts with future start dates and the timing of contract renewals, for which no adjustments have been presented.

Foreign currency rate fluctuations had a favorable impact of $6.9 million and an unfavorable impact of $11.4 million on billings for the three and nine months ended September 30, 2017, respectively. Changes in billings duration had an unfavorable impact of $3.9 million and a favorable impact of $14.0 million for the three and nine months ended September 30, 2017, respectively.

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of the terms of our commission plans to incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude contracts with a future start date from our billings. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues over the term of the license agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment. Purchases of property and equipment are otherwise included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. In addition, free cash flow is impacted by the timing of collections and disbursements, including the timing of capital expenditures. We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts in the quarter ended December 31. A calculation of free cash flow is provided below:

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$458,039	$27,234	NM
Purchases of property and equipment	(115,856)	(84,112)	38%
Free cash flow (1)	$342,183	$(56,878)	NM

NM - Not meaningful.

(1)
Free cash flow includes the effect of a $267.5 million payment for legal settlement during the nine months ended September 30, 2016. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Average contract term. We calculate the average contract term for new customers, upsells and renewals based on the terms of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 26 months and 30 months for the three months ended September 30, 2017 and 2016, respectively, and 30 months and 32 months for the nine months ended September 30, 2017 and 2016, respectively. The average upsell contract term was 22 months and 25 months for the three months ended September 30, 2017 and 2016, respectively, and 25 months for each of the nine months ended September 30, 2017 and 2016. The average renewal contract term was 25 months and 27 months for the three months ended September 30, 2017 and 2016, respectively, and 26 months and 27 months for the nine months ended September 30, 2017 and 2016, respectively.

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

We generate sales directly through our sales team and, to a lesser extent, through our resale partners. Revenues from our direct sales organization represented 88% of our total revenues for each of the three months ended September 30, 2017 and 2016, and 89% and 88% for the nine months ended September 30, 2017 and 2016, respectively. We make sales to our resale partners at a discount and record those revenues at the discounted price when all revenue recognition criteria are met. From time to time, other third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are between 5% and 15% of the customer's ACV, depending on the level of activity these third parties perform in the sales process. We include these fees in sales and marketing expense.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to infrastructure that is not dedicated for customer use or research and development use are allocated to cost of revenues and operating expenses based on headcount.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which includes facility costs associated with our data centers as well as interconnectivity between data centers, depreciation related to our infrastructure hardware equipment dedicated for customer use, amortization of intangible assets and personnel-related costs directly associated with data center operations and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners, travel expenses and allocated overhead.

Professional services associated with the implementation and configuration of our subscription services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 19% for each of the three months ended September 30, 2017 and 2016 and 18% for each of the nine months ended September 30, 2017 and 2016.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses directly associated with our research and development staff, including salaries, benefits, bonuses and stock-based compensation and allocated overhead. Research and development expenses also include data center capacity costs, costs associated with outside services contracted for research and development purposes, amortization of intangible assets and depreciation of infrastructure hardware equipment that is used solely for research and development purposes.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2017 and December 31, 2016. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Subscription	$455,421	$318,934	$1,242,563	$877,035
Professional services and other	42,749	38,722	144,093	127,812
Total revenues	498,170	357,656	1,386,656	1,004,847
Cost of revenues(1):
Subscription	81,878	61,566	228,046	170,707
Professional services and other	45,402	41,271	137,366	123,039
Total cost of revenues	127,280	102,837	365,412	293,746
Gross profit	370,890	254,819	1,021,244	711,101
Operating expenses(1):
Sales and marketing	227,015	166,491	686,325	511,607
Research and development	98,465	75,018	272,959	211,306
General and administrative	52,465	40,085	150,242	117,393
Legal settlements	—	—	—	270,000
Total operating expenses	377,945	281,594	1,109,526	1,110,306
Loss from operations	(7,055)	(26,775)	(88,282)	(399,205)
Interest expense	(16,566)	(8,389)	(36,581)	(24,746)
Interest income and other income (expense), net	853	1,783	739	4,745
Loss before income taxes	(22,768)	(33,381)	(124,124)	(419,206)
Provision for (benefit from) income taxes	1,420	2,877	(2,801)	9
Net loss	$(24,188)	$(36,258)	$(121,323)	$(419,215)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenues:
Subscription	$8,980	$7,140	$25,860	$20,698
Professional services and other	7,056	7,150	21,622	20,045
Sales and marketing	43,962	31,898	124,650	95,757
Research and development	23,092	21,376	67,624	62,956
General and administrative	17,352	13,523	48,695	35,004
Total stock-based compensation	$100,442	$81,087	$288,451	$234,460

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Subscription	91%	89%	90%	87%
Professional services and other	9	11	10	13
Total revenues	100	100	100	100
Cost of revenues(1):
Subscription	16	17	17	17
Professional services and other	10	12	9	12
Total cost of revenues	26	29	26	29
Gross profit	74	71	74	71
Operating expenses(1):
Sales and marketing	46	47	49	51
Research and development	19	21	19	21
General and administrative	10	11	12	12
Legal settlements	—	—	—	27
Total operating expenses	75	79	80	111
Loss from operations	(1)	(8)	(6)	(40)
Interest expense	(4)	(2)	(3)	(2)
Interest income and other income (expense), net	—	—	—	—
Loss before income taxes	(5)	(9)	(9)	(42)
Provision for (benefit from) income taxes	—	1	—	—
Net loss	(5)%	(10)%	(9)%	(42)%

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues:
Subscription	2%	2%	2%	2%
Professional services and other	1	2	2	2
Sales and marketing	9	9	9	10
Research and development	5	6	5	6
General and administrative	3	4	3	3
Total stock-based compensation	20%	23%	21%	23%

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Revenues:
Subscription	$455,421	$318,934	43%
Professional services and other	42,749	38,722	10%
Total revenues	$498,170	$357,656	39%
Percentage of revenues:
Subscription	91%	89%
Professional services and other	9%	11%
Total	100%	100%

Subscription revenues increased $136.5 million during the three months ended September 30, 2017, compared to the same period in the prior year, driven by our upsells and an increase in our customer count. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to add new customers and upsell to existing customers. Our expectations for revenues, cost of revenues and operating expenses for the fourth quarter of 2017 are based on foreign exchange rates as of September 30, 2017.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Service Management solutions	$399,795	$290,005	38%
IT Operations Management solutions	55,626	28,929	92%
Total subscription revenues	$455,421	$318,934	43%

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

Professional services and other revenues increased $4.0 million during the three months ended September 30, 2017, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. We expect professional services and other revenues to increase in absolute dollar terms, but at a slower rate compared to subscription revenues, for the year ending December 31, 2017 compared to the year ended December 31, 2016, as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% and 33% of total revenues for the three months ended September 30, 2017 and 2016, respectively. As a result, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended September 30, 2016 to the three months ended September 30, 2017 had a favorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended September 30, 2017 at the exchange rates for the three months ended September 30, 2016 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $5.9 million lower. The impact from the foreign currency movements from the three months ended September 30, 2016 to the three months ended September 30, 2017 is not material to professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$81,878	$61,566	33%
Professional services and other	45,402	41,271	10%
Total cost of revenues	$127,280	$102,837	24%
Gross profit (loss) percentage:
Subscription	82%	81%
Professional services and other	(6)%	(7)%
Total gross profit percentage	74%	71%
Gross Profit	$370,890	$254,819
Headcount (at period end)
Subscription	886	691	28%
Professional services and other	555	504	10%
Total headcount	1,441	1,195	21%

Cost of subscription revenues increased $20.3 million during the three months ended September 30, 2017, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $8.3 million in personnel-related costs excluding stock-based compensation, an increase of $1.9 million in overhead expenses and an increase of $1.8 million in stock-based compensation. In addition, there was an increase of $4.6 million in depreciation expense primarily due to purchases of infrastructure hardware equipment for our data centers and an increase of $2.2 million in data center capacity costs due to the addition of new data centers and the expansion of existing data centers.

Our subscription gross profit percentage increased to 82% for the three months ended September 30, 2017, from 81% for the three months ended September 30, 2016, due to improved data center utilization and economies of scale. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we provide subscription services to more customers and increase the number of users within our customer instances. We expect our subscription gross profit percentage to improve slightly for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $4.1 million during the three months ended September 30, 2017 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.2 million in personnel-related costs excluding stock-based compensation and an increase of $0.4 million in overhead expenses. Outside service costs increased $1.3 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to increased utilization of contracted third-party partners for the implementation and configuration of our subscription services.

Our professional services and other gross loss percentage decreased to 6% for the three months ended September 30, 2017, from 7% for the three months ended September 30, 2016, primarily due to professional services and other revenues increasing at a higher rate than personnel-related costs including stock-based compensation. We expect cost of professional services and other revenues to increase in absolute dollars for the year ending December 31, 2017 compared to the year ended December 31, 2016 as our business grows. We expect our professional services and other gross loss percentage to be slightly higher for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to invest in our professional services organization to support our newer products.

The impact from the foreign currency movements from the three months ended September 30, 2016 to the three months ended September 30, 2017 is not material to cost of revenues.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$227,015	$166,491	36%
Percentage of revenues	46%	47%
Headcount (at period end)	2,279	1,740	31%

Sales and marketing expenses increased $60.5 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $29.7 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $12.1 million in stock-based compensation and an increase of $5.6 million in overhead expenses. Commissions and third-party referral fees increased $8.5 million, and amounted to 7% of subscription revenues for each of the three months ended September 30, 2017 and 2016. Marketing program expenses, which include events, advertising and market data, increased $2.4 million during the three months ended September 30, 2017 compared to the same period in the prior year. Outside service costs increased $1.8 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and consultants to support our sales and marketing functions.

The general weakening of the U.S. Dollar relative to other major foreign currencies from the three months ended September 30, 2016 to the three months ended September 30, 2017 had an unfavorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended September 30, 2017 at the exchange rates for the three months ended September 30, 2016 rather than the actual exchange rates in effect during the period, our reported sales and marketing expenses would have been $1.9 million lower.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016, but decrease slightly as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations, build brand awareness and sponsor additional marketing events.

Research and Development

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$98,465	$75,018	31%
Percentage of revenues	19%	21%
Headcount (at period end)	1,322	970	36%

Research and development expenses increased $23.4 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $15.5 million in personnel-related costs excluding stock-based compensation, an increase of $3.8 million in overhead expenses and an increase of $1.7 million in stock-based compensation. Outside service costs increased $1.7 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and consultants that support our research and development functions.

The impact from the foreign currency movements from the three months ended September 30, 2016 to the three months ended September 30, 2017 is not material to research and development expenses.

We expect research and development expenses to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016, but decrease slightly as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and continue to enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
General and administrative	$52,465	$40,085	31%
Percentage of revenues	10%	11%
Headcount (at period end)	853	596	43%

General and administrative expenses increased $12.4 million during the three months ended September 30, 2017, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $3.8 million in stock-based compensation and an increase of $5.9 million in personnel-related costs excluding stock-based compensation. Outside service costs increased $2.0 million and software subscription costs increased $1.2 million during the three months ended September 30, 2017 compared to the same period in the prior year to support our general and administrative functions.

The impact from the foreign currency movements from the three months ended September 30, 2016 to the three months ended September 30, 2017 is not material to general and administrative expenses.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016 as we continue to hire people, but decrease slightly as a percentage of total revenues as we continue to grow our revenues and achieve economies of scale across our administrative functions.

Stock-based Compensation

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$8,980	$7,140	26%
Professional services and other	7,056	7,150	(1)%
Sales and marketing	43,962	31,898	38%
Research and development	23,092	21,376	8%
General and administrative	17,352	13,523	28%
Total stock-based compensation	$100,442	$81,087	24%
Percentage of revenues	20%	23%

Stock-based compensation increased $19.4 million during the three months ended September 30, 2017, compared to the same period in the prior year, primarily due to increased headcount and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2017, we expect stock-based compensation to increase in absolute dollar terms for the year ending December 31, 2017 compared to the year ended December 31, 2016, but decrease as a percentage of total revenues as we continue to grow.

Interest Expense

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Interest expense	$16,566	$8,389	97%
Percentage of revenues	4%	2%

Interest expense increased $8.2 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to the increase in amortization expense of debt discount and issuance costs related to the 2022 Notes. For the remainder of the year, we expect to incur approximately $16.8 million in amortization expense of debt discount and issuance costs related to the convertible notes.

Interest Income and Other Income (Expense), net

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Interest income	$4,546	$2,049	122%
Foreign currency exchange loss	(4,119)	(303)	NM
Other	426	37	NM
Interest and other income (expense), net	$853	$1,783	NM
Percentage of revenues	—%	—%

NM - Not meaningful.

Interest income and other income (expense), net decreased $0.9 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to higher foreign exchange losses, partially offset by increased interest income. We had foreign exchange losses of $4.1 million for the three months ended September 30, 2017 compared to losses of $0.3 million for the three months ended September 30, 2016 as a result of fluctuations in foreign currency exchange rates. Interest income increased $2.5 million due to higher cash balances and higher yields on our invested balances for the three months ended September 30, 2017.

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

Provision for Income Taxes

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Loss before income taxes	$(22,768)	$(33,381)	(32)%
Provision for income taxes	1,420	2,877	(51)%
Effective tax rate	(6)%	(9)%

Our effective tax rate was (6)% for the three months ended September 30, 2017 compared to (9)% for the three months ended September 30, 2016, primarily due to excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

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

Net Loss

	Three Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Net loss	$(24,188)	$(36,258)	(33)%
Percentage of revenues	(5)%	(10)%

Net loss decreased $12.1 million during the three months ended September 30, 2017 compared to the same period in the prior year. We expect to continue to incur a GAAP loss for the year ending December 31, 2017 due to increased costs and expenses, including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations, and other expenses.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Revenues:
Subscription	$1,242,563	$877,035	42%
Professional services and other	144,093	127,812	13%
Total revenues	$1,386,656	$1,004,847	38%
Percentage of revenues:
Subscription	90%	87%
Professional services and other	10%	13%
Total	100%	100%

Subscription revenues increased $365.5 million during the nine months ended September 30, 2017, compared to the same period in the prior year, driven by our upsells and an increase in our customer count.

Subscription revenues consist of the following:

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Service Management solutions	$1,097,177	$799,278	37%
IT Operations Management solutions	145,386	77,757	87%
Total subscription revenues	$1,242,563	$877,035	42%

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

Professional services and other revenues increased $16.3 million during the nine months ended September 30, 2017, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base. Included within our total professional services and other revenues are the revenues from our annual Knowledge user conference, which increased to $17.1 million for the nine months ended September 30, 2017 from $12.8 million for the nine months ended September 30, 2016 due to an increase in attendance and sponsorship fees in the current year.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 32% and 32% of total revenues for the nine months ended September 30, 2017 and 2016, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2017 at the exchange rates for the nine months ended September 30, 2016 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $6.6 million higher. The impact from the foreign currency movements from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is not material to professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$228,046	$170,707	34%
Professional services and other	137,366	123,039	12%
Total cost of revenues	$365,412	$293,746	24%
Gross profit percentage:
Subscription	82%	81%
Professional services and other	5%	4%
Total gross profit percentage	74%	71%
Gross Profit	$1,021,244	$711,101
Headcount (at period end)
Subscription	886	691	28%
Professional services and other	555	504	10%
Total headcount	1,441	1,195	21%

Cost of subscription revenues increased $57.3 million during the nine months ended September 30, 2017, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $22.5 million in personnel-related costs excluding stock-based compensation, an increase of $5.3 million in overhead expenses and an increase of $5.2 million in stock-based compensation. In addition, there was an increase of $12.9 million in depreciation expense primarily due to purchases of infrastructure hardware equipment for our data centers, an increase of $5.2 million in data center capacity costs due to the addition of new data centers and the expansion of existing data centers and an increase of $1.6 million in amortization of intangibles as a result of acquisitions. Service and technical support agreement costs increased $2.0 million and outside service costs increased $1.0 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and consultants to support our subscription services.

Our subscription gross profit percentage increased to 82% for the nine months ended September 30, 2017, from 81% for the nine months ended September 30, 2016, due to improved data center utilization and economies of scale.

Cost of professional services and other revenues increased $14.3 million during the nine months ended September 30, 2017 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $7.2 million in personnel-related costs excluding stock-based compensation and an increase of $1.6 million in stock-based compensation. Outside service costs increased $4.9 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to increased utilization of contracted third-party partners for the implementation and configuration of our subscription services.

Our professional services and other gross profit percentage increased to 5% for the nine months ended September 30, 2017, from 4% for the nine months ended September 30, 2016, primarily due to the increase in revenues from our annual Knowledge user conference. Costs associated with Knowledge are included in sales and marketing expenses. Knowledge contributed $17.1 million to professional services and other revenues, or 13 percentage points, to the professional services and other gross profit percentage for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, Knowledge contributed $12.8 million to professional services and other revenues, and 11 percentage points to the professional services and other gross profit percentage.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 had a favorable impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2017 at the exchange rates for the nine months ended September 30, 2016 rather than the actual exchange rates in effect during the period, our cost of revenues reported would have been $1.4 million higher.

Sales and Marketing

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Sales and marketing	$686,325	$511,607	34%
Percentage of revenues	49%	51%
Headcount (at period end)	2,279	1,740	31%

Sales and marketing expenses increased $174.7 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $86.1 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $28.9 million in stock-based compensation and an increase of $14.8 million in overhead expenses. Commissions and third-party referral fees increased $20.7 million and amounted to 7% of subscription revenues for each of the nine months ended September 30, 2017 and 2016. Expenses related to our annual Knowledge user conference increased $8.2 million, from $24.0 million for the nine months ended September 30, 2016 to $32.2 million for the nine months ended September 30, 2017, due to an increase in registrations by 29% year-over-year. Other marketing program expenses, which include events other than Knowledge, advertising and market data, increased $10.5 million during the nine months ended September 30, 2017 compared to the same period in the prior year. Outside services costs increased $3.9 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and consultants to support our sales and marketing functions.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 had a favorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2017 at the exchange rates for the nine months ended September 30, 2016 rather than the actual exchange rates in effect during the period, our reported sales and marketing expenses would have been $1.7 million higher.

Research and Development

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Research and development	$272,959	$211,306	29%
Percentage of revenues	19%	21%
Headcount (at period end)	1,322	970	36%

Research and development expenses increased $61.7 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $42.3 million in personnel-related costs excluding stock-based compensation, an increase of $9.3 million in overhead expenses and an increase of $4.7 million in stock-based compensation. Outside service costs increased $2.7 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to an increase in contractors and consultants that support our research and development functions.

The impact from the foreign currency movements from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is not material to research and development expenses.

General and Administrative

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
General and administrative	$150,242	$117,393	28%
Percentage of revenues	12%	12%
Headcount (at period end)	853	596	43%

General and administrative expenses increased $32.8 million during the nine months ended September 30, 2017, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $13.7 million in stock-based compensation, an increase of $15.3 million in personnel-related costs excluding stock-based compensation and an increase of $1.5 million in overhead expenses. Software subscription costs increased $3.1 million to support our administrative functions.

The impact from the foreign currency movements from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is not material to general and administrative expenses.

Legal Settlements

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Legal settlements	$—	$270,000	NM
Percentage of revenues	NM	27%

NM - Not meaningful.

Legal settlements decreased $270.0 million during the nine months ended September 30, 2017 compared to the same period in the prior year, reflecting the settlement agreements we entered into with HPE and BMC during the prior year. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Stock-based Compensation

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Cost of revenues:
Subscription	$25,860	$20,698	25%
Professional services and other	21,622	20,045	8%
Sales and marketing	124,650	95,757	30%
Research and development	67,624	62,956	7%
General and administrative	48,695	35,004	39%
Total stock-based compensation	$288,451	$234,460	23%
Percentage of revenues	21%	23%

Stock-based compensation increased $54.0 million during the nine months ended September 30, 2017, compared to the same period in the prior year, primarily due to increased headcount and increased weighted-average grant date fair value of stock awards.

Interest Expense

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Interest expense	$36,581	$24,746	48%
Percentage of revenues	3%	2%

Interest expense increased $11.8 million during the nine months ended September 30, 2017 compared to the same period in the prior year, due to the increase in amortization expense of debt discount and issuance costs related to the convertible notes.

Interest Income and Other Income (Expense), net

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Interest income	$10,268	$5,838	76%
Foreign currency exchange loss	(10,280)	(1,262)	715%
Other	751	169	344%
Interest and other income (expense), net	$739	$4,745	NM
Percentage of revenues	—%	—%

NM - Not meaningful.

Interest income and other income (expense), net decreased $4.0 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to higher foreign exchange losses, partially offset by increased interest income. We had foreign exchange losses of $10.3 million for the nine months ended September 30, 2017 compared to losses of $1.3 million for the nine months ended September 30, 2016 as a result of fluctuations in foreign currency exchange rates. Interest income increased $4.4 million due to higher cash balances and higher yields on our invested balances for the nine months ended September 30, 2017.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Loss before income taxes	$(124,124)	$(419,206)	(70)%
Provision for (benefit from) income taxes	(2,801)	9	NM
Effective tax rate	2%	—%

NM - Not meaningful.

Our effective tax rate was 2% for the nine months ended September 30, 2017 compared to 0% for the nine months ended September 30, 2016 primarily due to a release of the valuation allowance in connection with acquisitions, excess tax benefits of stock-based compensation and the tax effects of unrealized gains in investment securities.

Net Loss

	Nine Months Ended September 30,		% Change
	2017	2016
	(dollars in thousands)
Net loss	$(121,323)	$(419,215)	(71)%
Percentage of revenues	(9)%	(42)%

Net loss decreased $297.9 million during the nine months ended September 30, 2017 compared to the same period in the prior year, reflecting the settlement agreements we entered into with HPE and BMC during the prior year. Refer to Note 15 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity were $1.7 billion in cash and cash equivalents and short-term investments, of which $289.7 million represented cash held by foreign subsidiaries. $159.5 million of the $1.7 billion are denominated in currencies other than U.S. Dollar. In addition, we had $424.9 million in long-term investments that provide additional capital resources. We consider earnings from foreign operations to be indefinitely reinvested outside of the United States, and we do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In November 2013, we issued the 2018 Notes with an aggregate principal amount of $575.0 million. The 2018 Notes mature on November 1, 2018 unless converted or repurchased in accordance with their terms prior to such date. In connection with the issuance of the 2018 Notes, we entered into 2018 Note Hedge transactions and 2018 Warrant transactions with certain financial institutions (the option counterparties). We may elect to settle the 2018 Notes in cash, shares of our common stock, or a combination of cash and shares. If the 2018 Note Hedges are exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. The impact of the conversion of the 2018 Notes on our liquidity will depend on the settlement method we elect for each instrument described above. We currently intend to settle the principal amount of any converted 2018 Notes in cash. To the extent we receive conversion requests, we may also record a loss on extinguishment of the 2018 Notes converted by noteholders based on the difference between the fair market value allocated to the liability component on settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date. Refer to Note 9 in the notes to our condensed consolidated financial statements and the risk factors included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2018 Notes, the 2018 Note Hedges and the 2018 Warrants.

For at least 20 trading days during the 30 consecutive trading days ended June 30, 2017 and September 30, 2017, our common stock traded at a price exceeding 130% of the conversion price of $73.88 per share applicable to our 2018 Notes. Accordingly, the 2018 Notes became convertible at the holders’ option during the quarter ended September 30, 2017 and will continue to be convertible at the holders' option for the quarter ending December 31, 2017. During the quarter ended September 30, 2017, we received requests to convert an aggregate of $4,000 principal amount of 2018 Notes, which we have elected to settle in cash.

During the three months ended June 30, 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. We currently intend to use approximately $575.0 million of the net proceeds from the 2022 Notes to repay the 2018 Notes. In connection with the issuance of the 2022 Notes, we entered into 2022 Note Hedge transactions and 2022 Warrant transactions with certain financial institutions. Refer to Note 9 in the notes to our condensed consolidated financial statements and the risk factors included elsewhere in this Quarterly Report on Form 10-Q for additional information on the 2022 Notes, the 2022 Notes Hedges and the 2022 Warrants. In addition, in May 2017, we used approximately $55.0 million of the net proceeds from the 2022 Notes to repurchase shares of our common stock sold by certain purchasers of the 2022 Notes and during the three months ended June 30, 2017, we used approximately $73.9 million to pay the cost of the 2022 Note Hedges (after such cost was partially offset by the proceeds of the 2022 Warrants).

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

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$458,039	$27,234
Net cash used in investing activities	(366,403)	(79,138)
Net cash provided by (used in) financing activities	586,118	(34,865)
Net increase (decrease) in cash and cash equivalents, net of foreign currency effect on cash and cash equivalents	703,633	(87,238)

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $458.0 million for the nine months ended September 30, 2017 compared to $27.2 million for the nine months ended September 30, 2016. The increase in operating cash flow was primarily due to a decrease in net loss of $297.9 million. The remaining change was due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities.

 Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $366.4 million compared to $79.1 million for the nine months ended September 30, 2016. The increase in cash used in investing activities was mainly due to a $263.4 million increase in net purchases of investments, a $31.7 million increase in capital expenditures related to purchases of infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth and a $4.0 million increase in purchases of strategic investments. The increase in cash used in investing activities was partially offset by a $7.8 million decrease in business combinations, net of cash acquired and a $4.6 million decrease in purchase of other intangibles.

Financing Activities

Net cash provided by financing activities was $586.1 million for the nine months ended September 30, 2017 compared to net cash used in financing activities of $34.9 million for the nine months ended September 30, 2016. The change was primarily due to a $698.2 million increase in net proceeds from issuance of the 2022 Notes and the related note hedge and warrant transactions entered into during the nine months ended September 30, 2017 and a $21.7 million increase in proceeds from employee stock plans, partially offset by a $55.0 million increase in cash used to repurchase shares of our common stock and a $42.6 million increase in taxes paid related to net share settlement of equity awards.

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

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the June 23, 2016 referendum by British voters to exit the European Union adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets may continue due to a number of factors, including the continued negotiation of the United Kingdom's exit from the European Union and the recent political and economic uncertainty globally.

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

Sales outside of North America represented approximately 34% and 32% of our total revenues for each of the three and nine months ended September 30, 2017, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established, as compared to North America, Australia and areas within Western Europe. Over time an increasing proportion of the Global 2000 companies that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel and managing foreign operations.

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

We believe that enterprises are increasingly focused on purchasing products and services that are easy to implement and use and are capable of delivering consumer product-like technology experiences to users within the enterprise, such as employees, and to individuals interacting with the enterprise, such as customers, partners and suppliers. Accordingly, our ability to attract new customers and to renew and increase revenues from existing customers depends on our ability to continuously improve the ease with which our products can be implemented and used by enterprises to deliver simple, intuitive and consumer-grade user experiences. In particular, we need to continuously modify and improve our products and services to keep pace with changes in user expectations, including for intuitive and attractive consumer product-like interfaces that draw on machine learning, mobility features and other cutting-edge technologies. If we are unable to consistently and timely meet these requirements, our products and services may become less marketable and less competitive or obsolete, and our business and operating results will be adversely affected.

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

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the collection, transfer, processing, storage or use of personal data could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the European Union (EU) and United States agreed to a framework to facilitate the transfer of data from the EU to the United States, called Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation (GDPR), that takes effect in May 2018. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.

The costs of compliance with, and other burdens imposed by, GDPR, the e-Privacy Regulation and other privacy laws, regulations and standards may cause us to incur substantial operational costs or require us to modify our data handling practices, may limit the use and adoption of our services and reduce overall demand for our services. In addition, non-compliance could result in proceedings against us by governmental entities or others and may otherwise adversely impact our business, financial condition and operating results.

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

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been impacted by high levels of bad debt globally, geopolitical instability, slowing economic growth in China, falling demand for a variety of goods and services, including oil and other commodities, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In addition, the June 23, 2016 referendum by British voters to exit the European Union created significant future economic uncertainties across the European Economic Area, including the United Kingdom. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing, and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments about our business for this reason our business and results of operations could be adversely affected.

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

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing each of the 2022 Notes and 2018 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2022 Notes and 2018 Notes when due. Furthermore, the indentures for each of the 2022 Notes and 2018 Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2022 Notes and 2018 Notes and their respective indentures. These and other provisions in each of the indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the 2022 Notes and 2018 Notes.

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

The holders of the 2018 Notes and 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $96.04, in the case of the 2018 Notes, or $175.18, in the case of the 2022 Notes (in each case, the Conversion Condition). The Conversion Condition was met for the 2018 Notes during the three months ended June 30, 2017 and September 30, 2017, respectively. Accordingly, the 2018 Notes became convertible at the holders’ option during the three months ended September 30, 2017 and will continue to be convertible at the holders’ option during the three months ending December 31, 2017. During the three months ended September 30, 2017, we received requests to convert an aggregate of $4,000 principal amount of 2018 Notes, which we have elected to settle in cash. If one or more holders elect to convert their 2018 Notes (or 2022 Notes, if the Conversion Condition is triggered) in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on extinguishment of the 2018 Notes (or 2022 Notes, if the Conversion Condition is triggered) converted by noteholders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and 2018 Notes and our common stock.

In connection with the sale of the 2022 Notes and 2018 Notes, we entered into convertible note hedge (2022 Note Hedge and 2018 Note Hedge, respectively) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (2022 Warrants and 2018 Warrants, respectively). The 2022 Note Hedge and 2018 Note Hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2022 Notes or 2018 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes or 2018 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2022 Warrants or 2018 Warrants, which is $203.40 and $107.46, respectively.

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

•
establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings (though our restated bylaws have implemented stockholder proxy access).

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

On October 31, 2017, we entered into a letter agreement (the Agreement) with Chirantan "CJ" Desai, our Chief Product Officer. The Agreement confirms the current terms and conditions of Mr. Desai's employment with us and provides for certain additional benefits.

If Mr. Desai's employment with us is terminated without Cause or Mr. Desai resigns his employment for Good Reason other than in connection with a Change in Control (each as defined in the Agreement), then Mr. Desai will be entitled to receive a lump sum payment equal to six months of his then current base salary, a lump sum payment equal to 50% of his Actual Bonus (as defined in the Agreement), and six months continued benefits. If Mr. Desai's employment with us is terminated without Cause or Mr. Desai resigns his employment for Good Reason within the period three months prior to or 12 months following a Change in Control (each as defined in the Agreement), then Mr. Desai will be entitled to receive a lump sum payment equal to six months of his then current base salary, a lump sum payment equal to 50% of his Target Bonus (as defined in the Agreement), six months continued benefits, and acceleration of 100% of the number of then-unvested shares subject to equity grants. Receipt of these severance benefits is conditioned on execution by Mr. Desai of a release of claims in favor of us.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

3.1	Restated Bylaws	8-K	171153208	3.1

10.1	Confirmatory Employment Letter Agreement, dated October 31, 2017, between the Registrant and Chirantan J. Desai				X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: November 6, 2017	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 6, 2017	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)