Form 10-Q
period 2018-03-31
ServiceNow, Inc.
filed 2018-05-08
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2018, there were approximately 176.6 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2018	December 31, 2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$682,854	$726,495
Short-term investments	1,203,105	1,052,803
Accounts receivable, net	371,008	437,051
Current portion of deferred commissions	115,867	109,643
Prepaid expenses and other current assets	117,092	95,959
Total current assets	2,489,926	2,421,951
Deferred commissions, less current portion	233,715	224,252
Long-term investments	451,209	391,442
Property and equipment, net	267,454	245,124
Intangible assets, net	82,553	86,916
Goodwill	128,685	128,728
Other assets	50,943	51,832
Total assets	$3,704,485	$3,550,245
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,715	$32,109
Accrued expenses and other current liabilities	250,738	253,257
Current portion of deferred revenue	1,292,638	1,210,695
Current portion of convertible senior notes, net	516,925	543,418
Total current liabilities	2,098,016	2,039,479
Deferred revenue, less current portion	50,244	36,120
Convertible senior notes, net	637,795	630,018
Other long-term liabilities	53,267	65,884
Total liabilities	2,839,322	2,771,501
Stockholders’ equity:
Common stock	177	174
Additional paid-in capital	1,819,410	1,731,367
Accumulated other comprehensive (loss) income	(12,970)	5,767
Accumulated deficit	(941,454)	(958,564)
Total stockholders’ equity	865,163	778,744
Total liabilities and stockholders’ equity	$3,704,485	$3,550,245

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Revenues:
Subscription	$543,325	$387,584
Professional services and other	45,897	41,187
Total revenues	589,222	428,771
Cost of revenues(1):
Subscription	95,398	70,375
Professional services and other	48,075	45,709
Total cost of revenues	143,473	116,084
Gross profit	445,749	312,687
Operating expenses(1):
Sales and marketing	283,701	203,739
Research and development	117,268	84,489
General and administrative	65,063	46,251
Total operating expenses	466,032	334,479
Loss from operations	(20,283)	(21,792)
Interest expense	(17,064)	(8,678)
Interest income and other income (expense), net	29,987	7,729
Loss before income taxes	(7,360)	(22,741)
Benefit from income taxes	(17,982)	(1,227)
Net income (loss)	$10,622	$(21,514)
Net income (loss) per share - basic and diluted	$0.06	$(0.13)
Weighted-average shares used to compute net income (loss) per share - basic	175,482,833	168,742,366
Weighted-average shares used to compute net income (loss) per share - diluted	190,249,786	168,742,366
Other comprehensive loss:
Foreign currency translation adjustments	$(8,435)	$2,795
Unrealized (loss) gain on investments, net of tax	(3,068)	7,583
Other comprehensive (loss) income, net of tax	(11,503)	10,378
Comprehensive loss	$(881)	$(11,136)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Cost of revenues:
Subscription	$11,291	$7,938
Professional services and other	7,561	6,875
Sales and marketing	52,082	38,401
Research and development	28,598	21,801
General and administrative	21,809	14,854

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Cash flows from operating activities:
Net income (loss)	$10,622	$(21,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,411	25,226
Amortization of deferred commissions	30,419	22,038
Amortization of debt discount and issuance costs	17,064	8,678
Stock-based compensation	121,341	89,869
Deferred income tax	(24,348)	(3,291)
Unrealized gain on marketable equity securities	(18,455)	—
Repayments of convertible senior notes attributable to debt discount	(8,660)	—
Other	(5,805)	(1,273)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	69,502	48,515
Deferred commissions	(42,475)	(30,956)
Prepaid expenses and other assets	(15,808)	(16,468)
Accounts payable	875	675
Deferred revenue	83,733	84,863
Accrued expenses and other liabilities	(1,336)	(18,754)
Net cash provided by operating activities	250,080	187,608
Cash flows from investing activities:
Purchases of property and equipment	(35,371)	(33,186)
Business combination, net of cash and restricted cash acquired	—	(15,035)
Purchases of other intangibles	(7,850)	—
Purchases of investments	(376,130)	(223,596)
Sales of investments	—	21,789
Maturities of investments	182,105	122,263
Net cash used in investing activities	(237,246)	(127,765)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(28,606)	—
Proceeds from employee stock plans	52,657	34,807
Taxes paid related to net share settlement of equity awards	(85,555)	(53,023)
Payments on financing obligations	(288)	(1,415)
Net cash used in financing activities	(61,792)	(19,631)
Foreign currency effect on cash, cash equivalents and restricted cash (1)	6,491	(843)
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,467)	39,369
Cash, cash equivalents and restricted cash at beginning of period (1)	727,829	401,932
Cash, cash equivalents and restricted cash at end of period (1)	$685,362	$441,301
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$682,854	$439,915
Current portion of restricted cash included in prepaid expenses and other current assets	2,508	1,386
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$685,362	$441,301
Non-cash investing and financing activities:
Benefit from 2018 Note Hedges	$44,510	$—
Property and equipment included in accounts payable and accrued expenses	24,288	8,857
Financing obligation for property and equipment	5,033	—

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(1)
During the three months ended December 31, 2017, we adopted Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, we have recast our prior period condensed consolidated statement of cash flows to conform to the current presentation. The impact of the adoption for the three months ended March 31, 2017 is not material.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company”, “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1)    Description of the Business

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. We help our customers improve service quality and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, we deploy our software on-premises at a customer data center to support a customer’s unique regulatory or security requirements.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

Effective January 1, 2018, we adopted the Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the "as adjusted" reference in these condensed consolidated financial statements and related notes. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2017 is derived from audited financial statements as adjusted to reflect the impact of the full retrospective adoption of Topic 606; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, the stand-alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, the fair value of assets acquired and liabilities assumed for business combinations, stock-based compensation expenses, the assessment of the useful life and recoverability of our property and equipment, goodwill and identifiable intangible assets, and legal contingencies. Actual results could differ from those estimates.

New Accounting Pronouncements Adopted in 2018

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the prior revenue recognition standard (Topic 605). Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. In addition, this standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

The Topic 606 guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the requirements of Topic 606 as of January 1, 2018, utilizing a full retrospective method. The most significant impacts of the standard relate to the timing of revenue recognition related to our on-premises offerings, in which we grant customers the right to deploy our software on the customer’s own servers without significant penalty, the accounting for incremental costs to obtain a contract, and the classification of proceeds for Knowledge and other user forums as a reduction in sales and marketing expenses instead of as professional services and other revenues. The adoption of Topic 606 resulted in changes to our accounting policies for revenue recognition, unbilled receivables, deferred commissions, deferred revenue and customer deposits as detailed below.

Under Topic 606, for our on-premises offerings, the requirement to have vendor specific objective evidence (VSOE) for undelivered elements was eliminated. As a result, for all periods presented, we have recognized as subscription revenues a portion of the sales price upon delivery of the software, compared to the prior practice under Topic 605 of recognizing the entire sales price ratably over an estimated subscription period due to the lack of VSOE. To the extent the amounts recognized as subscription revenues have not been billed, the revenues are primarily recorded as “unbilled receivables.”. In addition, refundable amounts associated with customer contracts are recorded as “customer deposits.”

In addition, under Topic 606, for all periods presented, we have deferred all incremental commission costs to obtain customer contracts, including indirect costs that are not tied to a specific contract, for both our on-premises offerings and our cloud-based subscription offerings. On initial contracts and contracts for increased purchases with existing customers (expansion contracts), these costs are primarily amortized over a period of benefit that we have determined to be five years. On renewal contracts, these costs are amortized over the renewal term. Additionally, for our on-premises offerings, consistent with the recognition of subscription revenue for on-premises offerings as described above, a portion of the commission cost is expensed upfront when the on-premises offering is made available. Our prior practice under Topic 605 was to defer only direct and incremental commission costs to obtain a contract and amortize those costs over the contract term, which is generally 12 to 36 months, for both our on-premises offerings and our cloud-based subscription offerings.

The direct effect on income taxes resulting from the full retrospective adoption of the above-mentioned changes to revenues and commission expenses resulted in a cumulative income tax expense of $23.3 million recorded in the prior periods. The indirect tax benefit of Topic 606 on income taxes associated with intercompany adjustments of $23.1 million, or $0.13 per basic share and $0.12 per diluted share, has been recorded in the first quarter of 2018.

The table below provides specified line items from our condensed consolidated balance sheet (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands):

	Year Ended December 31, 2017
	As Previously Reported	As Adjusted

Assets
Accounts receivable, net	$434,895	$437,051
Current portion of deferred commissions	118,690	109,643
Prepaid expenses and other current assets	77,681	95,959
Deferred commissions, less current portion	85,530	224,252
Other assets	49,600	51,832
Liabilities
Accrued expenses and other current liabilities	244,605	253,257
Current portion of deferred revenue	1,280,499	1,210,695
Deferred revenue, less current portion	39,884	36,120
Other long-term liabilities	43,239	65,884
Stockholder’s equity
Accumulated other comprehensive (loss) income	(889)	5,767
Accumulated deficit	(1,146,520)	(958,564)

The table below provides specified line items from our condensed consolidated statement of comprehensive income (loss) (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands, except per share data):

	Three months ended March 31, 2017
	As Previously Reported	As Adjusted

Revenues:
Subscription	$376,135	$387,584
Professional services and other	40,648	41,187
Total revenues	416,783	428,771
Cost of revenues:
Professional services and other	46,072	45,709
Total cost of revenues	116,447	116,084
Gross profit	300,336	312,687
Operating expenses:
Sales and marketing	212,086	203,739
Total operating expenses	342,826	334,479
Loss from operations	(42,490)	(21,792)
Interest income and other income (expense), net	7,716	7,729
Loss before income taxes	(43,452)	(22,741)
Provision for income taxes	(2,790)	(1,227)
Net loss	$(40,662)	$(21,514)
Net loss per share - basic and diluted	$(0.24)	$(0.13)
Weighted-average shares used to compute net loss per share - basic and diluted	168,742,366	168,742,366

The table below provides specified line items from our condensed consolidated statement of cash flows (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	As Adjusted

Cash flows from operating activities:
Net loss	$(40,662)	$(21,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	26,180	22,038
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	47,021	48,515
Deferred commissions	(27,195)	(30,956)
Prepaid expenses and other assets	(22,772)	(16,468)
Deferred revenue	112,447	84,863
Accrued expenses and other liabilities	(27,553)	(18,754)
Net cash provided by operating activities	187,424	187,608
Foreign currency effect on cash, cash equivalents and restricted cash	(659)	(843)

Income Taxes

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act) to retained earnings. This standard is effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We early adopted this new standard effective January 1, 2018, with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of January 1, 2018. As this standard was adopted on a prospective basis as of January 1, 2018, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts for the 2017 Tax Cuts and Jobs Act (the Tax Act) during a measurement period not to extend beyond one year of the enactment date, with further clarifications made recently with the issuance of ASU2018-05. Through March 31,2018, we did not have any significant adjustments to our provisional amounts, including the accounting for deferred tax remeasurements, the impact of the transition of U.S. international taxation from a worldwide tax system to a territorial system and other provisions. In addition, we are still assessing whether to change our indefinite investment assertion in light of the Tax Act and consider that assessment to be incomplete as permitted under guidance issued by the SEC. We will continue our analysis of these provisional amounts, which are still subject to change during the measurement period, and we anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of Treasury. We expect to reach a final determination within the measurement period described above.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which includes a revision of the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. We adopted this new standard as of January 1, 2018 with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of January 1, 2018. As this standard was adopted on a prospective basis as of January 1, 2018, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, with further clarifications made recently with the issuance of ASU 2018-03 and 2018-04. These new standards require equity securities to be measured at fair value with changes in fair value recognized through net income, which results in greater variability in our net income. We adopted these new standards as of January 1, 2018 with a cumulative-effect adjustment, net of tax of $7.2 million recorded to our accumulated deficit as of January 1, 2018. This adjustment relates to the unrealized gain on our marketable equity securities as of December 31, 2017, which was previously included in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet. As part of the adoption, we elected to apply the measurement alternative for our non-marketable equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of these standards did not result in an adjustment for our non-marketable equity investments as our measurement alternative election requires adjustments to be recorded only on a prospective basis. As these standards were adopted on a prospective basis as of January 1, 2018, the adoption of these standards did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

Updated Significant Accounting Policies

Revenue Recognition

We report our revenues in two categories: (i) subscriptions and (ii) professional services and other.

Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

Subscription revenues

Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, which is the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration, and are generally non-cancelable and without any refund-type provisions. We typically invoice our customers annually in advance for our subscription services upon execution of the initial contract or subsequent renewal, and our invoices are typically due within 30 days from the invoice date.

Subscription revenues also include revenues from our on-premises offerings in which we grant customers the right to deploy our subscription service on the customers’ own servers without significant penalty. For these contracts, we account for the software element and the related support and updates separately as they are distinct performance obligations. Refer to the discussion below related to contracts with multiple performance obligations for further details. The transaction price is allocated to separate performance obligations on a relative SSP basis. Transaction price allocated to the software element is recognized upon delivery, which is when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term.

Professional services and other revenues

Our professional services arrangements are primarily on a time-and-materials basis, and revenues on these arrangements are recognized over time as the services are delivered. We typically invoice our customers monthly in arrears for these professional services based on actual hours and expenses incurred, and our invoices are typically due within 30 days from the invoice date. Professional services revenues associated with fixed fee arrangements are recognized on a proportional performance basis. In instances where certain milestones are required to be met before revenues are recognized, we defer professional services revenues and the associated costs until milestone criteria have been met. Other revenues consist of fees from customer training delivered on-site or through publicly available classes.

Contracts with multiple performance obligations

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, competitive pricing of similar products, other software vendor pricing, industry publications and current pricing practices.

Unbilled Receivables

Unbilled receivables, which is a contract asset, represent subscription revenues that are recognized upon delivery of the software prior to being invoiced. Unbilled receivables are primarily presented under prepaid expenses and other current assets on our condensed consolidated balance sheets.

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist of sales commissions paid to our sales force and referral fees paid to independent third-parties. On initial and expansion contracts, commissions and referral fees are primarily deferred and amortized over a period of benefit that we have determined to be five years. On renewal contracts, commissions and referral fees are deferred and amortized over the renewal term. Additionally, for our on-premises offerings, consistent with the recognition of subscription revenue for on-premises offerings, a portion of the commission cost is expensed upfront when the on-premises offering is made available. We determine the period of benefit by taking into consideration our customer contracts, our technology and other factors. We include amortization of deferred commissions in sales and marketing expense in our condensed consolidated statements of comprehensive income (loss). There was no impairment loss in relation to the costs capitalized for all periods presented.

Deferred revenue

Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition from our contracts with customers and is recognized as the revenue recognition criteria are met. Once our services are available to customers, we record amounts due in accounts receivable and in deferred revenue. To the extent we bill customers in advance of the billing period commencement date, the accounts receivable and corresponding deferred revenue amounts are netted to zero on our condensed consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

Customer deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the contract and are presented under “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

Strategic investments

Our strategic investments consist of debt and non-marketable equity investments in privately-held companies. Debt investments in privately-held companies are classified as available-for-sale and are recorded at their estimated fair value with changes in fair value recorded through accumulated other comprehensive income (loss). We have elected to apply the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when event or circumstance indicates a decline in value has occurred. We include these strategic investments in “Other assets” on the consolidated balance sheets.

New Accounting Pronouncements Pending Adoption

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements and have not yet made a provisional estimate, as we have not yet completed our assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard, including related amendments recently issued by the FASB, is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. We are in the process of evaluating the impact of this new standard on our existing systems and processes and do not plan to early adopt this new standard. We currently anticipate that the adoption of this standard will have a material impact on our condensed consolidated balance sheets given that we had operating lease commitments in excess of $300 million as of March 31, 2018. However, we do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated statements of comprehensive income (loss) since the expense recognition under this new standard will be similar to current practice.

(3)    Investments

Marketable Securities

The following is a summary of our available-for-sale investment securities, excluding marketable equity securities and those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$320,564	$—	$(3)	$320,561
Corporate notes and bonds	1,151,991	19	(6,069)	1,145,941
Certificates of deposit	36,241	2	—	36,243
U.S. government agency securities	113,127	—	(731)	112,396
Total available-for-sale securities	$1,621,923	$21	$(6,803)	$1,615,141

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$258,348	$1	$(5)	$258,344
Corporate notes and bonds	1,006,302	26	(3,084)	1,003,244
Certificates of deposit	33,084	—	—	33,084
U.S. government agency securities	129,494	—	(638)	128,856
Total available-for-sale securities	$1,427,228	$27	$(3,727)	$1,423,528

As of March 31, 2018, the contractual maturities of our available-for-sale investment securities, excluding marketable equity securities and those securities classified within cash and cash equivalents on the condensed consolidated balance sheets, did not exceed 36 months. The fair values of these securities, by remaining contractual maturity, are as follows (in thousands):

March 31, 2018
Due within 1 year	$1,163,932
Due in 1 year through 5 years	451,209
Total	$1,615,141

The following table shows the fair values and the gross unrealized losses of our available-for-sale investment securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$14,870	$(3)	$—	$—	$14,870	$(3)
Corporate notes and bonds	$1,010,573	$(5,704)	$121,328	$(365)	$1,131,901	$(6,069)
U.S. government agency securities	92,780	(653)	19,616	(78)	112,396	(731)
Total	$1,118,223	$(6,360)	$140,944	$(443)	$1,259,167	$(6,803)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$14,809	$(5)	$—	$—	$14,809	$(5)
Corporate notes and bonds	819,113	(2,703)	141,874	(381)	960,987	(3,084)
U.S. government agency securities	106,301	(593)	22,555	(45)	128,856	(638)
Total	$940,223	$(3,301)	$164,429	$(426)	$1,104,652	$(3,727)

 As of March 31, 2018, we had a total of 446 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet in an unrealized loss position. There were no impairments considered “other-than-temporary” as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Marketable Equity Securities

As of March 31, 2018 and December 31, 2017, we had marketable equity securities of $39.2 million and $20.7 million, respectively. During the three months ended March 31, 2018, we adopted ASU 2016-01 and recognized $18.5 million of unrealized gains relating to the changes in the fair value of these securities during the three months ended March 31, 2018, through net income. Refer to Note 2 for further details. During the three months ended March 31, 2017, prior to the adoption of ASU 2016-01, we recognized $11.7 million of unrealized gains on our marketable equity securities offset by $4.3 million of tax effect through accumulated other comprehensive loss on our condensed consolidated balance sheet.

Strategic Investments

As of March 31, 2018 and December 31, 2017, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $4.8 million. We have not recorded any adjustments resulting from observable price changes or impairment charges for any of our equity investments in privately-held companies.

The fair value of our debt investments in privately-held companies included within our strategic investments is $1.0 million as of March 31, 2018 and December 31, 2017. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity and are categorized accordingly as Level 3 in the fair value hierarchy.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at March 31, 2018 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$131,149	$—	$131,149
Commercial paper	—	99,647	99,647
Corporate notes and bonds	—	7,923	7,923
Certificates of deposit	—	3,750	3,750
Short-term investments:
Commercial paper	—	320,561	320,561
Corporate notes and bonds	—	750,337	750,337
Certificates of deposit	—	30,448	30,448
U.S. government agency securities	—	62,586	62,586
Marketable equity securities	39,173	—	39,173
Long-term investments:
Corporate notes and bonds	—	395,604	395,604
Certificates of deposit	—	5,795	5,795
U.S. government agency securities	—	49,810	49,810
Total	$170,322	$1,726,461	$1,896,783

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$282,507	$—	$282,507
Commercial paper	—	100,456	100,456
Corporate notes and bonds	—	50,437	50,437
Short-term investments:
Commercial paper	—	258,344	258,344
Corporate notes and bonds	—	688,316	688,316
Certificates of deposit	—	17,950	17,950
U.S. government agency securities	—	67,476	67,476
Marketable equity securities	20,717	—	20,717
Long-term investments:
Corporate notes and bonds	—	314,928	314,928
Certificates of deposit	—	15,134	15,134
U.S. government agency securities	—	61,380	61,380
Total	$303,224	$1,574,421	$1,877,645

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

See Note 3 for the fair value measurement of our debt investments in privately-held companies, Note 8 for the fair value measurement of our derivative instruments and Note 11 for the fair value measurement of our convertible senior notes.

(5)    Business Combinations

On January 20, 2017, we completed the acquisition of a privately-held company, DxContinuum, Inc. (DxContinuum), for approximately $15.0 million in cash. The results of operations of DxContinuum have been included in our condensed consolidated financial statements from the date of purchase. In allocating the aggregate purchase price based on the estimated fair value, we recorded $11.2 million of goodwill, $6.4 million of developed technology intangible assets (to be amortized over estimated useful life of five years) and $2.6 million of deferred tax liabilities. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, representing synergies expected from expanded market opportunities when integrating DxContinuum technologies with our offerings. The goodwill balance is not deductible for income tax purposes.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2017	$128,728
Foreign currency translation adjustments	(43)
Balance as of March 31, 2018	$128,685

Intangible assets consist of the following (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$75,271	$(34,388)	$40,883
Patents	32,130	(4,092)	28,038
Other	16,831	(3,199)	13,632
Total intangible assets	$124,232	$(41,679)	$82,553

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$102,349	$(43,382)	$58,967
Patents	31,030	(3,239)	27,791
Other	1,575	(1,417)	158
Total intangible assets	$134,954	$(48,038)	$86,916

Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was approximately $5.7 million and $4.7 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2018 (in thousands):

Years Ending December 31,
2018	$17,231
2019	22,920
2020	12,895
2021	10,959
2022	7,066
Thereafter	11,482
Total future amortization expense	$82,553

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer equipment	$360,506	$326,378
Computer software	48,108	46,413
Leasehold improvements	63,082	56,232
Furniture and fixtures	39,844	38,789
Building	7,044	7,084
Construction in progress	11,083	5,341
	529,667	480,237
Less: accumulated depreciation	(262,213)	(235,113)
Total property and equipment, net	$267,454	$245,124

Construction in progress consists primarily of building, leasehold improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2018 and 2017 was $27.7 million and $20.4 million, respectively.

(8) Derivative Contracts

We conduct business on a global basis in multiple foreign currencies, subjecting us to foreign currency risk. In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program during the three months ended March 31, 2018 by entering into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities.

These derivative contracts include spot and forward contracts entered into with various counterparties, and are not designated as hedging instruments under applicable accounting guidance. As such, all changes in the fair value of these derivative contracts are recorded in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). These derivative contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities, and changes in the related derivative assets and liabilities balances are classified as operating activities.

These derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.

As of March 31, 2018, we had derivative contracts with total notional values of $835.1 million, which are not designated as hedge instruments. Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair values of these outstanding derivative contracts as of March 31, 2018 were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	March 31, 2018
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,457
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$3,283

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended March 31, 2018 from amounts included in deferred revenue as of December 31, 2017 are $479.2 million. Revenues recognized during the three months ended March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods are not material.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Topic 606 to exclude the amounts related to professional services contracts that are on a time-and-material basis, which typically have a remaining duration of one year or less. In addition, we elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for all periods presented before January 1, 2018, the date of our initial adoption of Topic 606.

As of March 31, 2018, total remaining non-cancelable performance obligations under our contracts with customers was approximately $3.80 billion, and we expect to recognize revenues on approximately 50% of these remaining performance obligations over the following 12 months, with the balance to be recognized thereafter.

(10)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
		*As Adjusted
Taxes payable	$21,673	$25,617
Bonuses and commissions	58,323	84,972
Accrued compensation	53,969	45,428
Other employee related liabilities	33,867	44,284
Other	82,906	52,956
Total accrued expenses and other current liabilities	$250,738	$253,257

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(11)   Convertible Senior Notes

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the 2022 Notes), which are due June 1, 2022 unless earlier converted or repurchased in accordance with their terms. In November 2013, we issued $575.0 million of 0% convertible senior notes (the 2018 Notes, and together with the 2022 Notes, the Notes), which are due November 1, 2018 unless earlier converted or repurchased in accordance with their terms. The Notes do not bear interest, and we cannot redeem the Notes prior to maturity.

The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

Upon conversion of the Notes, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to settle the principal amount of the 2018 Notes with cash.

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

Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2022 and July 1, 2018, for the 2022 Notes and 2018 Notes, respectively (each, a Convertible Date), only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day (in each case, the Conversion Condition); or

•
during the five-business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after the applicable Convertible Date, a holder may convert all or any portion of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As noted above, we currently intend to settle the principal amount of the 2018 Notes with cash.

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

	March 31, 2018	December 31, 2017
Liability component:
Principal:
2022 Notes	$782,500	$782,500
2018 Notes	537,728	574,994
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(144,705)	(152,482)
2018 Notes	(20,803)	(31,576)
Net carrying amount	$1,154,720	$1,173,436

	2022 Notes	2018 Notes
Equity component recorded at issuance:
Note	$162,039	$155,319
Issuance cost	(2,148)	(3,257)
Net amount recorded in equity	$159,891	$152,062

The Conversion Condition for the 2022 Notes was not met for the quarter ended March 31, 2018 or any prior quarter, and therefore, our 2022 Notes were not convertible at the holders’ option. The Conversion Condition for the 2018 Notes was met for the quarters ended June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018, respectively. Therefore, the 2018 Notes became convertible at the holders’ option beginning on July 1, 2017 and continue to be convertible at the holders’ option through June 30, 2018. During the three months ended March 31, 2018, we paid cash to settle $37.3 million principal amount of the 2018 Notes and recorded a loss on early note conversions of $0.8 million. As a result of the settlements, we also recorded a $0.7 million net reduction to additional paid-in capital, reflecting $45.2 million fair value adjustments to the conversion option settled offset by a $44.5 million benefit from the 2018 Note Hedges (as defined below). For cash flow presentation, we bifurcate the $37.3 million paid during the three months ended March 31, 2018 into two components: the portion of the repayment attributable to debt discount is classified as cash outflows from operating activities, and the portion of the repayment attributable to the principal is classified as cash outflows from financing activities.

Based on additional conversion requests we have received through the filing date, we expect to settle in cash an aggregate of $319.5 million in principal amount of the 2018 Notes during the second quarter of 2018. We may receive additional conversion requests that require settlement in the second quarter of 2018.

We consider the fair value of the Notes at March 31, 2018 to be a Level 2 measurement. The estimated fair values of the Notes at March 31, 2018 and December 31, 2017 based on the closing trading price per $100 of the Notes were as follows (in thousands):

	March 31, 2018	December 31, 2017
2022 Notes	$1,035,130	$897,778
2018 Notes	$1,196,192	$1,015,554

As of March 31, 2018, the remaining life of the 2022 Notes and 2018 Notes are 50 months and 7 months, respectively. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of debt issuance cost
2022 Notes	$376	$—
2018 Notes	498	465
Amortization of debt discount
2022 Notes	7,402	—
2018 Notes	8,788	8,213
Total	$17,064	$8,678
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

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

During the three months ended March 31, 2018, the Note Hedge counterparties paid $44.5 million in cash to holders of the 2018 Notes from the exercise of a portion of the 2018 Note Hedges. As of March 31, 2018, 7,278,525 shares remain subject to the 2018 Note Hedge due to early conversions that have occurred through March 31, 2018.

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

(12)   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	March 31, 2018	December 31, 2017
		*As Adjusted
Foreign currency translation adjustment	$(6,189)	$2,246
Net unrealized gain (loss) on investments, net of tax(1)	(6,781)	3,521
Accumulated other comprehensive (loss) income	$(12,970)	$5,767

(1)
The net unrealized loss on investments as of March 31, 2018 includes a cumulative-effect adjustment, net of tax of $7.2 million resulting from our adoption of ASU 2016-01. See Note 2 for further details.

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income (loss) were immaterial for all periods presented.

(13)  Stockholders’ Equity

Common Stock

Under our restated certificate of incorporation, we were authorized to issue 600,000,000 shares of common stock as of March 31, 2018. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2018, we had 176,562,963 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

March 31, 2018
Stock plans:
Options outstanding	2,687,234
RSUs(1)	13,278,152
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	31,423,949
2012 Employee Stock Purchase Plan(2)	10,948,982
Total shares of common stock reserved for future issuance	58,338,317

(1)
Represents the number of shares issuable upon settlement of outstanding RSUs and performance-based RSUs, assuming 100% of the target number of shares for the 2018 performance-based RSUs, as discussed under the section entitled “RSUs” in Note 14.

(2)	Refer to Note 14 for a description of these plans.

During the three months ended March 31, 2018 and 2017, we issued a total of 2,287,099 shares and 2,290,586 shares, respectively, from stock option exercises, vesting of restricted stock units (RSUs), net of employee payroll taxes, and purchases from the employee stock purchase plan (ESPP).

(14) Equity Awards

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

Stock Options

A summary of the stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,369,732	$38.43
Exercised	(621,330)	27.83		$77,936
Canceled	(61,168)	68.12
Outstanding at March 31, 2018	2,687,234	$40.21	5.56	$336,572
Vested and expected to vest as of March 31, 2018	2,665,675	$39.93	5.54	$334,594
Vested and exercisable as of March 31, 2018	1,949,267	$24.40	4.41	$274,948

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the three months ended March 31, 2018 was $5.2 million.

As of March 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $20.2 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2018 was 2.96 years.

RSUs

A summary of RSU activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2017	11,403,341	$81.50
Granted	4,078,322	151.13
Vested	(1,854,662)	73.94	$281,822
Forfeited	(348,849)	87.01
Unvested at March 31, 2018	13,278,152	$103.80	$2,196,870

RSUs granted to employees under the 2012 Plan generally vest over a four-year period. As of March 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.24 billion and the weighted-average remaining vesting period was 3.16 years.

Included in the RSU activity table above are RSUs with both service and performance-based vesting criteria that were granted to certain employees. The number of shares eligible to vest for the performance-based RSUs (PRSUs) will depend upon achievement of a corporate performance metric, with level of achievement determined by the Leadership Development and Compensation Committee of our Board of Directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the three months ended March 31, 2018 will vest 33% in February 2019 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The PRSUs shown in the table above reflect the number of shares that would be eligible to vest at 100% of target performance, in the case of PRSUs for which achievement has not yet been determined, and reflect adjustments for over- or under- achievement, in the case of PRSUs for which achievement has already been determined. We recognized $15.1 million and $8.8 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2018 and 2017, respectively.

(15)  Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, the Notes and the Warrants. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, Notes and Warrants are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Numerator:
Net income (loss)	$10,622	$(21,514)
Denominator:
Weighted-average shares outstanding - basic	175,482,833	168,742,366
Weighted-average effect of potentially dilutive securities:
Common stock options	1,995,185	—
Restricted stock units	5,869,792	—
ESPP obligations	7,510	—
In-the-money portion of 2018 Notes	3,794,221	—
2018 Warrants	2,363,658	—
In-the-money portion of 2022 Notes	736,587	—
Weighted-average shares outstanding - diluted	190,249,786	168,742,366
Net income (loss) per share - basic	$0.06	$(0.13)
Net income (loss) per share - diluted	$0.06	$(0.13)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

The denominator for diluted net income per share does not include any effect from the Note Hedges that we entered into concurrently with the issuance of the Notes, as the effect of the Note Hedges would be anti-dilutive. In the event of conversion of the Notes and in the event we elect to share settle, the shares delivered to us under the Note Hedges will offset the dilutive effect of the shares that we would issue for the in-the-money portion of the Notes.

Potentially dilutive securities (in weighted-average terms for periods in which we have a net income) that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	March 31,
	2018	2017
Common stock options	—	5,649,375
Restricted stock units	38,114	14,129,353
ESPP obligations	—	290,102
2018 convertible senior notes	—	7,783,023
Warrants related to the issuance of 2018 convertible senior notes	—	7,783,023
Warrants related to the issuance of 2022 convertible senior notes	5,806,933	—
Total potentially dilutive securities	5,845,047	35,634,876

(16)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was 244% for the three months ended March 31, 2018, which was higher than the U.S. federal statutory tax rate of 21%. The higher tax rate was primarily attributable to the indirect effect of Topic 606 on income taxes associated with intercompany adjustments.

Our effective tax rate was 5% for the three months ended March 31, 2017, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with an acquisition and excess tax benefits of stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2018, our tax years 2004 to 2017 remain subject to examination in most jurisdictions.

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

(17)  Commitments and Contingencies

Operating Leases and Other Contractual Commitments

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates. Future minimum payments under our non-cancelable operating leases and other contractual commitments outstanding as of March 31, 2018 are presented in the table below (in thousands):

	Operating Leases	Purchase Obligations(1)	Other	Total
Years Ending December 31,
Remainder of 2018	$37,317	$28,656	$145	$66,118
2019	49,294	28,158	571	78,023
2020	50,495	15,948	979	67,422
2021	47,837	7,153	1,018	56,008
2022	45,700	3,526	1,038	50,264
Thereafter	126,897	4,185	1,471	132,553
Total	$357,540	$87,626	$5,222	$450,388

(1)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center and IT operations and sales and marketing activities. Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences. If we were to cancel these contractual commitments as of March 31, 2018, we would have been obligated to pay cancellation penalties of approximately $14.0 million in aggregate, of which $7.9 million is related to our Knowledge user conference in May 2019.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $782.5 million is due on June 1, 2022, and the repayment of our 2018 Notes with an aggregate principal amount of $537.7 million is due on November 1, 2018. Refer to Note 11 for further information regarding our Notes.

In addition to the obligations in the table above, approximately $9.8 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2018. It is uncertain as to if or when such amounts may be settled.

Subsequent to the three months ended March 31, 2018, we entered into lease agreements related to the expansion and lease term extension of our existing Santa Clara headquarters office facility through 2035. Total estimated incremental future minimum payments under the expansion and extension is $453.7 million, which amount is not included in the table above. Refer to Part II Item 5, Other Information, for further information regarding the expansion and lease term extension.

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

(18)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
North America (1)	$387,473	$293,855
EMEA (2)	152,426	101,685
Asia Pacific and other	49,323	33,231
Total revenues	$589,222	$428,771

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Property and equipment, net by geographic area were as follows (in thousands):

	March 31, 2018	December 31, 2017
North America(3)	$173,900	$164,040
EMEA(2)	61,668	50,028
Asia Pacific and other	31,886	31,056
Total property and equipment, net	$267,454	$245,124

(1)	Revenues attributed to the United States were approximately 95% and 94% of North America revenues for the three months ended March 31, 2018 and 2017, respectively.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 88% and 89% of property and equipment, net attributable to North America as of March 31, 2018 and December 31, 2017, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Service management products	$462,562	$343,792
ITOM products	80,763	43,792
Total subscription revenues	$543,325	$387,584

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our service management products include our platform, IT service management, IT business management, customer service management, HR service delivery and security operations, and are generally priced on a per user basis. Our IT operations management (ITOM) products are generally priced on a per node basis.

(19)  Subsequent Events

During the three months ended June 30, 2018, we paid approximately $25 million cash to acquire all of the outstanding stock of two privately-held companies. Our accounting and analysis of these transactions is pending completion.

See Note 17 and Part II Item 5, Other Information, for subsequent event relating to our headquarters expansion and Note 11 for outstanding note conversion requests received through filing date.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in the Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission (the SEC) on February 28, 2018 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Our billings and free cash flow measures included in the sections entitled “—Key Business Metrics—Billings,” and “—Key Business Metrics—Free Cash Flow” are not presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP). These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the reconciliation between these presentations, to more fully understand our business.

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. We help our customers improve service quality and reduce costs while scaling and automating their businesses.

We generally offer our services on an annual subscription fee basis, which includes access to the ordered subscription service and related support, including updates to the subscription service during the subscription term. We provide a scaled pricing model based on the duration of the subscription term, and we frequently extend discounts to our customers based on the volume of units purchased. We generate sales through our direct sales team and, to a lesser extent, indirectly through resale partners and third-party referrals. We also generate revenues from professional services and for training of customer and partner personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 6,675 as of March 31, 2018 from 5,223 as of March 31, 2017.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 536 and 374 customers with ACV greater than $1 million as of March 31, 2018 and 2017, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate (GULT), Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

G2K customer count. The Global 2000 (G2K) customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2,000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is generally updated annually in the second quarter of the calendar year, and we adjust current and prior period G2K customer counts following the release of the latest Global 2000 list in the second or third quarter of the calendar year for comparability purposes. We also adjust the G2K count for acquisitions, spin-offs and other market activity. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution. Our G2K customer count does not include large private companies, government agencies and educational organizations, which represent a growing portion of our customer base. Our G2K customer count was 850 and 765 as of March 31, 2018 and 2017, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking aggregate ACV from G2K customers as of the end of the period divided by the total number of G2K customers as of the end of the period. ACV is calculated based on the foreign exchange rate in effect at the time the contract was entered into, and as a result, foreign currency rate fluctuations could cause variability in the average ACV per G2K customer. Prior G2K customer counts used in calculating ACV per G2K customer are adjusted for the most recent Forbes Global 2000 list for comparability purposes. Our average ACV per G2K customer was approximately $1.4 million and $1.1 million as of March 31, 2018 and 2017, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the total ACV from all customers that renewed during the period, excluding changes in price or users, and total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. Our renewal rate was 98% and 97% for the three months ended March 31, 2018 and 2017, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Total backlog. Total backlog consists of unbilled backlog, deferred revenue and customer deposits. Unbilled backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be invoiced under our existing agreements and are not included in the deferred revenue or customer deposits on our consolidated balance sheets. In our previous Annual Reports on Form 10-K, we referred to unbilled backlog as “backlog.” We believe total backlog is a useful measure of customer adoption of our services.

As of March 31, 2018, our total backlog was $3.98 billion, of which $2.63 billion was unbilled backlog and $1.35 billion was deferred revenue and customer deposits. Of this total backlog, we expect to recognize approximately 51% in revenues over the 12 months following March 31, 2018, with the balance to be recognized thereafter.

As of December 31, 2017, our total backlog was $3.80 billion, of which $2.55 billion was unbilled backlog and $1.25 billion was deferred revenue and customer deposits, which reflects the impact of the full retrospective adoption of Topic 606. For the disclosure of unbilled backlog prior to the adoption of Topic 606, see the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018.

We expect total backlog to fluctuate due to a number of factors, including the timing, duration and size of customer contracts, the mix of cloud and on-premises offerings and foreign exchange rate fluctuations.

Billings. We define billings, a non-GAAP financial measure, as revenues recognized plus the change in total unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. While we had in previous filings defined billings as revenues recognized plus the change in total deferred revenue as presented on the condensed consolidated statements of cash flows, our current definition better aligns with Topic 606, which became effective for our interim and annual periods beginning January 1, 2018. Refer to Note 2 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Topic 606.
A calculation of billings is provided below:

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Billings:
Total revenues	$589,222	$428,771	37%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	100,164	90,700	10%
Total billings	$689,386	$519,471	33%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(1)	As presented on or derived from our condensed consolidated statements of cash flows.

Billings consists of amounts invoiced for subscription contracts with existing customers, renewal contracts, contracts for increased purchases with existing customers (expansion contracts), and contracts with new customers, and contracts for professional services and training. Factors that may cause our billings results to vary from period to period include the following:

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

•
Timing of contract renewals. While customers typically renew their contracts at the end of the contract term, from time to time customers may do so either before or after the scheduled expiration date. For example, in cases where we are successful in selling additional products or services to an existing customer, a customer may decide to renew its existing contract early to ensure that all its contracts expire on the same date. In other cases, prolonged negotiations or other factors may result in a contract not being renewed until after it has expired.

While we believe billings is a useful leading indicator regarding the performance of our business, due to the factors described above, an increase or decrease in new or renewed subscriptions in a reporting period may not have an immediate impact on billings for that reporting period.

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

Foreign currency rate fluctuations had a favorable impact of $29.6 million on billings for the three months ended March 31, 2018. Changes in billings duration had an unfavorable impact of $2.0 million for the three months ended March 31, 2018.

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of the terms of our commission plans to incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offerings over the term of the license agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

	Three Months Ended March 31,		% Change
	2018	2017
	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$250,080	$187,608	33%
Purchases of property and equipment	(35,371)	(33,186)	7%
Free cash flow(1)	$214,709	$154,422	39%

(1)	Free cash flow for the three months ended March 31, 2018 includes the effect of $8.7 million relating to the repayments of convertible senior notes attributable to debt discount.

Average contract term. We calculate the average contract term for new customers, expansion contracts, and renewals based on the terms of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 37 months and 33 months for the three months ended March 31, 2018 and 2017, respectively. The average expansion contract term was 27 months and 26 months for the three months ended March 31, 2018 and 2017, respectively. The average renewal contract term was 26 months and 25 months for the three months ended March 31, 2018 and 2017, respectively.

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

Professional services and other revenues. Professional services revenues consist of fees associated with professional services. Our arrangements for professional services are primarily on a time-and-materials basis. We generally invoice our professional services monthly in arrears based on actual hours and expenses incurred. Other revenues primarily consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days of invoice.

We generate sales directly through our sales team and, to a lesser extent, through our resale partners. Revenues from our direct sales organization represented 85% and 91% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. We make sales to our resale partners at a discount and record those revenues at the discounted price when all revenue recognition criteria have been met. From time to time, other third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are between 5% and 15% of the customer’s ACV, depending on the level of activity these third parties perform in the sales process. We include these fees in sales and marketing expense.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 20% and 24% for each of the three months ended March 31, 2018 and 2017, respectively.

 Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Sales and marketing expenses also include third-party referral fees, expenses offset by proceeds related to our annual Knowledge user conference, other marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and marketing data, and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2018. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
	(in thousands)
Revenues:
Subscription	$543,325	$387,584
Professional services and other	45,897	41,187
Total revenues	589,222	428,771
Cost of revenues(1):
Subscription	95,398	70,375
Professional services and other	48,075	45,709
Total cost of revenues	143,473	116,084
Gross profit	445,749	312,687
Operating expenses(1):
Sales and marketing	283,701	203,739
Research and development	117,268	84,489
General and administrative	65,063	46,251
Total operating expenses	466,032	334,479
Loss from operations	(20,283)	(21,792)
Interest expense	(17,064)	(8,678)
Interest income and other income (expense), net	29,987	7,729
Loss before income taxes	(7,360)	(22,741)
Benefit from income taxes	(17,982)	(1,227)
Net income (loss)	$10,622	$(21,514)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
	(in thousands)
Cost of revenues:
Subscription	$11,291	$7,938
Professional services and other	7,561	6,875
Sales and marketing	52,082	38,401
Research and development	28,598	21,801
General and administrative	21,809	14,854
Total stock-based compensation	$121,341	$89,869

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Revenues:
Subscription	92%	90%
Professional services and other	8	10
Total revenues	100	100
Cost of revenues(1):
Subscription	16	16
Professional services and other	8	11
Total cost of revenues	24	27
Gross profit	76	73
Operating expenses(1):
Sales and marketing	48	48
Research and development	20	20
General and administrative	11	11
Total operating expenses	79	79
Loss from operations	(3)	(6)
Interest expense	(3)	(2)
Interest income and other income (expense), net	5	2
Loss before income taxes	(1)	(5)
Benefit from income taxes	(3)	—
Net income (loss)	2%	(5)%

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Cost of revenues:
Subscription	2%	2%
Professional services and other	1	2
Sales and marketing	9	9
Research and development	5	5
General and administrative	4	3
Total stock-based compensation	21%	21%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Revenues:
Subscription	$543,325	$387,584	40%
Professional services and other	45,897	41,187	11%
Total revenues	$589,222	$428,771	37%
Percentage of revenues:
Subscription	92%	90%
Professional services and other	8%	10%
Total	100%	100%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Subscription revenues increased $155.7 million during the three months ended March 31, 2018, compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $24.5 million and $31.0 million of revenues recognized upfront from the delivery of software associated with our on-premises offering during the three months ended March 31, 2018 and 2017, respectively. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we continue to add new customers and existing customers increase their usage of our products. Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2018 are based on foreign exchange rates as of March 31, 2018.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Service management products	$462,562	$343,792	35%
ITOM products	80,763	43,792	84%
Total subscription revenues	$543,325	$387,584	40%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our service management products include our platform, IT service management, IT business management, customer service management, HR service delivery and security operations, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node basis.

Professional services and other revenues increased $4.7 million during the three months ended March 31, 2018, compared to the same period in the prior year, due to an increase in the services provided to our growing customer base.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% and 31% of total revenues for the three months ended March 31, 2018 and 2017, respectively. As a result, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended March 31, 2017 to the three months ended March 31, 2018 had a favorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2018 at the exchange rates in effect for the three months ended March 31, 2017 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $23.3 million lower and our reported professional services and other revenues would have been $2.1 million lower.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$95,398	$70,375	36%
Professional services and other	48,075	45,709	5%
Total cost of revenues	$143,473	$116,084	24%
Gross profit (loss) percentage:
Subscription	82%	82%
Professional services and other	(5)%	(11)%
Total gross profit percentage	76%	73%
Gross profit	$445,749	$312,687
Headcount (at period end)
Subscription	1,003	785	28%
Professional services and other	568	528	8%
Total headcount	1,571	1,313	20%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Cost of subscription revenues increased $25.0 million during the three months ended March 31, 2018, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $9.3 million in personnel-related costs excluding stock-based compensation, an increase of $3.4 million in stock-based compensation and an increase of $2.8 million in overhead expenses. In addition, depreciation expense increased $5.0 million primarily due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services, and technical support increased $2.1 million during the three months ended March 31, 2018 compared to the same period in the prior year.

Our subscription gross profit percentage was 82% for the three months ended March 31, 2018 and 2017. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we provide subscription services to more customers and increase usage within our customer instances. We expect our subscription gross profit percentage to improve slightly for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $2.4 million during the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.8 million in personnel-related costs excluding stock-based compensation.

Our professional services and other gross loss percentage decreased to 5% for the three months ended March 31, 2018, from 11% for the three months ended March 31, 2017, primarily due to professional services and other revenues increasing at a higher rate than personnel-related costs including stock-based compensation.

The general weakening of the U.S. Dollar relative to other major foreign currencies from the three months ended March 31, 2017 to the three months ended March 31, 2018 had an unfavorable impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2018 at the exchange rates in effect for the three months ended March 31, 2017 rather than the actual exchange rates in effect during the period, our reported cost of subscription revenues would have been $2.2 million lower. The impact from the foreign currency movements from the three months ended March 31, 2017 to the three months ended March 31, 2018 is not material to cost of professional services and other revenues.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$283,701	$203,739	39%
Percentage of revenues	48%	48%
Headcount (at period end)	2,616	2,089	25%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Sales and marketing expenses increased $80.0 million during the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $37.1 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $13.7 million in stock-based compensation and an increase of $7.7 million in overhead expenses. Marketing program expenses, which include events and costs associated with purchasing advertising and market data, increased $8.3 million during the three months ended March 31, 2018 compared to the same period in the prior year. Commissions and third-party referral fees increased $7.8 million, and amounted to 5% and 6% of subscription revenues for the three months ended March 31, 2018 and 2017, respectively. Outside service costs increased $4.8 million during the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our sales and marketing functions.

The general weakening of the U.S. Dollar relative to other major foreign currencies from the three months ended March 31, 2017 to the three months ended March 31, 2018 had an unfavorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2018 at the exchange rates in effect for the three months ended March 31, 2017 rather than the actual exchange rates in effect during the period, our reported sales and marketing expenses would have been $6.9 million lower.

We have historically seen an increase in marketing expenses in the quarter ended June 30, and a corresponding decrease in marketing expenses in the quarter ended September 30 due to the net expenses incurred for our annual Knowledge user conference. We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017, but remain relatively flat as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations and build brand awareness.

Research and Development

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Research and development	$117,268	$84,489	39%
Percentage of revenues	20%	20%
Headcount (at period end)	1,509	1,123	34%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Research and development expenses increased $32.8 million during the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $19.1 million in personnel-related costs excluding stock-based compensation, an increase of $6.8 million in stock-based compensation and an increase of $5.0 million in overhead expenses.

The impact from the foreign currency movements from the three months ended March 31, 2017 to the three months ended March 31, 2018 is not material to research and development expenses.

We expect research and development expenses to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017, but remain relatively flat as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
General and administrative	$65,063	$46,251	41%
Percentage of revenues	11%	11%
Headcount (at period end)	979	698	40%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

General and administrative expenses increased $18.8 million during the three months ended March 31, 2018, compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $7.0 million in stock-based compensation and an increase of $9.7 million in personnel-related costs excluding stock-based compensation. Outside service costs increased $2.2 million during the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our administrative function.

The impact from the foreign currency movements from the three months ended March 31, 2017 to the three months ended March 31, 2018 is not material to general and administrative expenses.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we continue to hire people, but remain relatively flat as a percentage of total revenues.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$11,291	$7,938	42%
Professional services and other	7,561	6,875	10%
Sales and marketing	52,082	38,401	36%
Research and development	28,598	21,801	31%
General and administrative	21,809	14,854	47%
Total stock-based compensation	$121,341	$89,869	35%
Percentage of revenues	21%	21%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Stock-based compensation increased $31.5 million during the three months ended March 31, 2018, compared to the same period in the prior year, primarily due to increased headcount and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2018, we expect stock-based compensation to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017, but remain relatively flat as a percentage of total revenues.

Interest Expense

	Three Months Ended March 31,		% Change
	2018	2017
	(dollars in thousands)
Interest expense	$(17,064)	$(8,678)	97%
Percentage of revenues	3%	2%

Interest expense increased $8.4 million during the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to the increase in amortization expense of debt discount and issuance costs related to the 2022 Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Interest income	$7,168	$2,713	164%
Foreign currency exchange gain	6,397	5,048	27%
Unrealized gain on marketable equity securities	18,455	—	NM
Other	(2,033)	(32)	NM
Interest and other income (expense), net	$29,987	$7,729	288%
Percentage of revenues	5%	2%

NM - Not meaningful.

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Interest income and other income (expense), net increased $22.3 million during the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to $18.5 million of unrealized gains relating to changes in the market value of our marketable equity securities resulting from the adoption of ASU 2016-01. Refer to Note 2 for further details. Interest income increased $4.5 million due to higher cash and investment balances and higher yields on our invested balances for the three months ended March 31, 2018.

In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program during the three months ended March 31, 2018 by entering into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. Moreover, we may not be able to establish a perfect or effective correlation between such hedging instruments and the net monetary assets or liabilities being hedged. Any imperfect correlation may prevent us from achieving the intended hedge and expose us to additional risk of loss.

Benefit from Income Taxes

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Loss before income taxes	$(7,360)	$(22,741)	(68)%
Benefit from income taxes	(17,982)	(1,227)	NM
Effective tax rate	244%	5%

NM - Not meaningful.

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our effective tax rate was 244% for the three months ended March 31, 2018 compared to 5% for the three months ended March 31, 2017, primarily due to the one-time indirect tax benefit of Topic 606 on income taxes associated with intercompany adjustments, which is not expected to recur in future periods.

We continue to maintain a full valuation allowance on our federal and state deferred tax assets, and the significant components of the tax expense recorded are current cash taxes in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance and sensitivity of current cash taxes to local rules, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Net Income (Loss)

	Three Months Ended March 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Net income (loss)	$10,622	$(21,514)	(149)%
Percentage of revenues	2%	(5)%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

We had net income of $10.6 million for the three months ended March 31, 2018 compared to a net loss of $21.5 million for the same period in the prior year. The net income for the three months ended March 31, 2018 is primarily due to gains relating to our adoption of two new accounting standards. The adoption of Topic 606 required us to record a one-time indirect tax benefit of $23.1 million, and the adoption of ASU 2016-01 required us to recognize $18.5 million in unrealized gain on marketable equity investments through our statement of operations instead of our balance sheet. Refer to Note 2 for details. We do not expect to be profitable for the full year ending December 31, 2018 as these gains are not recurring.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2018, our principal sources of liquidity were $1.89 billion in cash and cash equivalents and short-term investments, of which $241.6 million represented cash held by foreign subsidiaries and $259.5 million are denominated in currencies other than U.S. Dollar. In addition, we had $451.2 million in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

The price of our common stock was greater than or equal to 130% of the conversion price of the 2018 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended June 30, 2017, September 30, 2017, December 31, 2017, and March 31, 2018. Therefore, the 2018 Notes became convertible at the holders’ option beginning on July 1, 2017 and continue to be convertible at the holders’ option through June 30, 2018. We have settled and intend to settle the principal amount of any converted 2018 Notes in cash.

During the three months ended March 31, 2018, we paid cash to settle $37.3 million principal amount of the 2018 Notes and recorded a loss on early note conversions of $0.8 million. As a result of the settlements, we also recorded a $0.7 million reduction to additional paid-in capital, reflecting fair value adjustments to the conversion option settled offset by the benefit of the 2018 Note Hedge. Based on additional conversion requests we have received through the filing date, we expect to settle in cash an aggregate of $319.5 million in principal amount of the 2018 Notes during the second quarter of 2018. We may receive additional conversion requests that require settlement in the second quarter of 2018.

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

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
	(dollars in thousands)
Net cash provided by operating activities	$250,080	$187,608
Net cash used in investing activities	(237,246)	(127,765)
Net cash used in financing activities	(61,792)	(19,631)
Net (decrease) increase in cash, cash equivalents and restricted cash, net of foreign currency effect on cash, cash equivalents and restricted cash	(42,467)	39,369

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Operating Activities

Cash provided by operating activities mainly consists of our net income (loss) adjusted for certain non-cash items such as repayments of convertible senior notes attributable to debt discount, depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $250.1 million for the three months ended March 31, 2018 compared to $187.6 million for the three months ended March 31, 2017. The increase in operating cash flow was primarily due to a net income of $10.6 million for the three months ended March 31, 2018 compared to a net loss of $21.5 million for the same period in the prior year. The remaining change was due to an increase in non-cash adjustments to reconcile net income (loss) to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $237.2 million compared to $127.8 million for the three months ended March 31, 2017. The increase in cash used in investing activities was mainly due to a $114.5 million increase in net purchases of investments, $7.9 million increase in purchase of other intangibles and a $2.2 million increase in capital expenditures related to purchases of infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth. The increase in cash used in investing activities was partially offset by a $15.0 million decrease in business combinations.

Financing Activities

Net cash used in financing activities was $61.8 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $19.6 million for the three months ended March 31, 2017. The change was primarily due to $32.5 million increase in taxes paid related to net share settlement of equity awards and $28.6 million in repayments of convertible senior notes attributable to principal, partially offset by a $17.9 million increase in proceeds from employee equity plans.

Contractual Obligations and Commitments

Except as set forth in Note 17, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2017.

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Revenue Recognition

We report our revenues in two categories: (i) subscriptions and (ii) professional services and other.

Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

Subscription revenues

Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration, and are generally non-cancelable and without any refund-type provisions. We typically invoice our customers annually in advance for our subscription services upon execution of the initial contract or subsequent renewal, and our invoices are typically due within 30 days from the invoice date.

Subscription revenues also include revenues from our on-premises offerings in which we grant customers the right to deploy our subscription service on the customers’ own servers without significant penalty. For these contracts, we account for the software element and the related support and updates separately as they are distinct performance obligations (Refer to the discussion below related to contracts with multiple performance obligations for further details). The transaction price is allocated to separate performance obligations on a relative standalone selling price (SSP) basis. Transaction price allocated to the software element is recognized upon delivery, which is when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term.

Professional services and other revenues

Our professional services arrangements are primarily on a time-and-materials basis, and revenues on these arrangements are recognized over time as the services are delivered. We typically invoice our customers monthly in arrears for these professional services based on actual hours and expenses incurred, and our invoices are typically due within 30 days from the invoice date. Professional services revenues associated with fixed fee arrangements are recognized on a proportional performance basis. In instances where certain milestones are required to be met before revenues are recognized, we defer professional services revenues and the associated costs until milestone criteria have been met. Other revenues consist of fees from customer training delivered on-site or through publicly available classes.

Contracts with multiple performance obligations

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative SSP basis. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Significant judgment is also involved in determining SSP by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, competitive pricing of similar products, other software vendor pricing, industry publications and current pricing practices.

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist of sales commissions paid to our sales force and referral fees paid to independent third-parties. On initial and expansion contracts, commissions and referral fees are primarily deferred and amortized over a period of benefit that we have determined to be five years. On renewal contracts, commissions and referral fees are deferred and amortized over the renewal term. Additionally, for our on-premises offerings, consistent with the recognition of subscription revenue for on-premises offerings, a portion of the commission cost is expensed upfront when the on-premises offering is made available. The determination of the period of benefit requires significant judgment by taking into consideration our customer contracts, our technology and other factors. We include amortization of deferred commissions in sales and marketing expense in our condensed consolidated statements of comprehensive income (loss).

New Accounting Pronouncements Pending Adoption

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Except as set forth below, there have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018.

Foreign Currency Exchange Risk

In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program during the three months ended March 31, 2018 by entering into foreign currency derivative contracts to hedge a portion of our net outstanding monetary assets and liabilities.

These derivative contracts include spot and forward contracts entered into with various counterparties, and are not designated as hedging instruments under applicable accounting guidance. As such, all changes in the fair value of the derivative contracts are reported in Interest income and other income (expense), net in our consolidated statements of operations. These derivative contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities, and cash flows from such derivative contracts are classified as operating activities.

These derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed our obligations to the counterparties. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.

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

Risks Related to Our Business and Industry

We expect our revenue growth rate to continue to decline, and we may incur losses in accordance with U.S. Generally Accepted Accounting Principles (GAAP) during future periods.

We have experienced significant revenue growth in prior periods; however, our revenue growth rate is declining, and we expect that it will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. While we were profitable under GAAP for the three months ended March 31, 2018, such profitability was driven by the adoption of two new accounting standards as discussed in Note 2, and we do not expect to be profitable for the full year ending December 31, 2018 as the gains from the adoption of these accounting standards are non-recurring. Even if our revenues continue to increase, we expect to incur losses in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unforeseen or unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result of these and other factors, we may not maintain profitability in the future, our gross margins may be negatively impacted, and our ability to generate cash flow from operations may be negatively impacted. If we fail to increase our revenues sufficiently to keep pace with our growing investments and other expenses, our business, operating results and growth prospects will be adversely affected.

If we suffer a cyber-security event, we may lose customers and incur significant liabilities, any of which would harm our business and operating results.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive information, including personally identifiable information, protected health information and credit card and other financial information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached as a result of third-party actions, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Moreover, computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our systems in the past and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, as cyber-security threats develop, evolve, and grow more complex over time, it may be necessary to make significant further investments to protect data and infrastructure. A security breach or unauthorized access or loss of data could result in a disruption to our service, litigation, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. We do not have insurance sufficient to compensate us for the potentially significant losses that may result from security breaches.

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

Our business depends upon the successful implementation of our products by our customers. Increasingly, we, as well as our customers, rely on our network of partners to deliver implementation services, and there may not be enough qualified implementation partners available to meet customer demand. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us or our partners, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in the functional requirements of our customers, delays in timeline, or deviation from recommended best practices may occur during the course of an implementation project. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase and implementation of our products. Some customer implementations may take longer than planned or fail to meet our customers’ expectations, which may delay our ability to sell additional products or result in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Unsuccessful, lengthy, or costly customer implementation and integration projects could result in claims from customers, harm to our reputation, and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and operating results.

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

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements for our services;

•	the length of the sales cycle for our services;

•	changes to our management team;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average contract term of our customer agreements, changes in timing of renewals and changes in billings duration;

•	changes in our renewal and expansion rates;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;

•	the impact of new accounting pronouncements, including the new revenue recognition standards that were effective for us beginning January 1, 2018;

•	changes in laws or regulations impacting the delivery of our services;

•	our ability to comply with privacy laws and regulations, including the General Data Protection Regulation (GDPR);

•	the amount and timing of equity awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

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

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements for the year ended December 31, 2017. As additional regulatory guidance is issued by the applicable taxing authorities, accounting treatment is clarified, we perform additional analysis on the application of the law, and we refine estimates in calculating the impact, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

We prepare our financial statements in accordance with GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which became effective for our interim and annual periods beginning January 1, 2018. Topic 606 superseded nearly all prior revenue recognition guidance under GAAP. Under the Topic 606 standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Topic 606 has had a material impact on the timing of revenue and expense recognition for our contracts related to on-premises offerings and on our deferred commissions asset and the related amortization expense. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on Topic 606 and its impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems and internal controls, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Foreign currency exchange rate fluctuations could harm our financial results.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the June 23, 2016 referendum by British voters to exit the European Union adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets may continue due to a number of factors, including the continued negotiation of the United Kingdom’s exit from the European Union and the recent political and economic uncertainty globally.

We recently began using derivative instruments, such as foreign currency forwards, swaps and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. Further, unanticipated changes in currency exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a number of reasons, including our limited experience with these hedging contracts, we may not seek or be able to establish a perfect or effective correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

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

Sales outside of North America represented approximately 34% and 31% of our total revenues for each of the three months ended March 31, 2018 and 2017, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new Global 2000 customers, a key factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established, as compared to North America, Australia and areas within Western Europe. Over time an increasing proportion of the Global 2000 companies that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel and managing foreign operations.

Risks inherent with international sales include without limitation:

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, privacy and data protection laws and regulations, including the GDPR;

•	compliance by us and our business partners with international bribery and anti-corruption laws, including the UK Bribery Act and the Foreign Corrupt Practices Act;

•	the risk that illegal or unethical activities of our business partners will be attributed to or result in liability to us;

•	longer and potentially more complex sales cycles;

•	longer accounts receivable payment cycles and other collection difficulties;

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

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the collection, transfer, processing, storage or use of personal data could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the European Union (EU) and United States agreed to a framework to facilitate the transfer of data from the EU to the United States, called Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or private parties. Additionally, in 2016 the EU adopted the GDPR, which takes effect in May 2018 and establishes new requirements applicable to the handling of personal data. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.

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

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. From time to time, the United States and other key international economies have been impacted by geopolitical instability, high levels of bad debt globally, falling demand for a variety of goods and services, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, international trade agreements and overall uncertainty with respect to the economy. These conditions can arise suddenly and affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing, and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments about our business for this reason our business and results of operations could be adversely affected.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, increased storm severity and sea level rise) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain in connection with any natural disaster. The majority of our research and development activities, corporate offices, information technology systems, and other critical business operations are located near major seismic faults in California and Washington. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

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

The holders of the 2022 Notes and 2018 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18, in the case of the 2022 Notes, or $96.04, in the case of the 2018 Notes (in each case, the Conversion Condition). The Conversion Condition was met for the 2018 Notes during the three months ended June 30, 2017, September 30, 2017, December 31, 2017, and March 31, 2018, respectively. Accordingly, the 2018 Notes were convertible at the holders’ option during each of the three months ended September 30, 2017, December 31, 2017, and March 31, 2018 and will continue to be convertible at the holders’ option through the three months ending June 30, 2018. During the three months ended March 31, 2018, we paid cash to settle $37.3 million principal amount of the 2018 Notes. Based on additional conversion requests we have received through the filing date, we expect to settle in cash an aggregate of $319.5 million in principal amount of the 2018 Notes during the second quarter of 2018. We may receive additional conversion requests that require settlement in the second quarter or the remainder of the 2018 fiscal year. If one or more holders elect to convert their 2018 Notes (or 2022 Notes, if the Conversion Condition is triggered) in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2018 Notes (or 2022 Notes, if the Conversion Condition is triggered) converted by noteholders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Entry Into a Material Definitive Agreement.

Santa Clara Headquarters Expansion

On May 3, 2018, we entered into the following agreements with SI 55 LLC, a California limited liability company (Landlord), with respect to the extension of the lease and expansion of our existing headquarters located in Santa Clara, California:

•
a Third Amendment to Lease (the Amendment), pursuant to which we will extend the term of the Lease, dated as of December 12, 2014, as amended (the Lease) for approximately 328,867 square feet of space located at 2215 Lawson Lane and 2225 Lawson Lane, Santa Clara, California (collectively, the Premises). The Amendment extends the term of the Lease by approximately 7.5 years through February 28, 2035. We have three options to renew the Lease for additional terms of five years each and also have a right of first offer to purchase the Premises.

•
an expansion lease (the First Expansion Lease), pursuant to which we will lease approximately 268,556 square feet of space comprising an entire building to be located at Lawson Lane, Santa Clara, California (the First Expansion Building). The initial term of the First Expansion Lease is expected to commence on March 1, 2021, although the commencement date may be extended in certain circumstances if specified improvements to the First Expansion Building have not been completed by such date. The initial term shall be for 14 years following the commencement date. We have three options to renew the First Expansion Lease for additional terms of five years each and also have a right of first offer to purchase the First Expansion Building.

•
an expansion lease (the Second Expansion Lease), pursuant to which we will lease, contingent on the Landlord achieving certain approvals, approximately 241,100 square feet of space, comprising an entire building to be located at Lawson Lane, Santa Clara, California (the Second Expansion Building). Should the Landlord fail to achieve certain approvals, we will have the right under the Second Expansion Lease to either accept a building with a total area of less than 175,000 square feet or to terminate the Second Expansion lease without penalty or delay. The initial term of the Second Expansion Lease is expected to commence on March 1, 2023, although the commencement date may be extended in certain circumstances if specified improvements to the Second Expansion Building have not been completed by such date. The initial term shall be for 10 years following the commencement date but may be extended to be coterminous with the First Expansion Lease. We have three options to renew the Second Expansion Lease for additional terms of five years each and also have a right of first offer to purchase the Second Expansion Building.

Under the Amendment, we anticipate that we will commence paying monthly base rent for the extended term for the Premises during the third quarter of 2027, in an amount of approximately $1.2 million per month, increasing annually up to approximately $1.5 million per month in the final year of the extended term of the Lease, for a total minimum payment of approximately $123.6 million over the extended term of the Lease. In addition to our monthly rent obligations, we will be responsible for the operating costs and taxes associated with the Premises. Under the First Expansion Lease, we anticipate that we will commence paying monthly base rent for the First Expansion Building during the third quarter of 2022, in an amount of approximately $1.0 million per month, increasing annually up to approximately $1.4 million per month in the final year of the initial term of the First Expansion Lease, for a total minimum payment of approximately $184.3 million over the initial term of the First Expansion Lease. In addition to our monthly rent obligations, we will be responsible for the operating costs and taxes associated with the First Expansion Building. Under the Second Expansion Lease, should the Landlord achieve certain approvals, we anticipate that we will commence paying monthly base rent for the Second Expansion Building during the second quarter of 2024, in an amount of approximately $1.0 million per month, increasing annually up to approximately $1.2 million per month in the final year of the initial term of the Second Expansion Lease, for a total minimum payment of approximately $145.9 million over the initial term of the Second Expansion Lease. In addition to our monthly rent obligations, we will be responsible for the operating costs and taxes associated with the Second Expansion Building.

The foregoing is a summary description of certain terms of the Amendment, the First Expansion Lease, and the Second Expansion Lease, and is qualified in its entirety by reference to the full text of each of the Amendment, the First Expansion Lease, and the Second Expansion Lease, a copy of which is filed as Exhibit 10.1, 10.2, and 10.3 to this Quarterly Report on Form 10-Q, respectively, and incorporated by reference herein.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

10.1	Third Amendment to Lease dated May 3, 2018, between the Registrant and SI 55, LLC				X

10.2	Lease dated May 3, 2018, between the Registrant and SI 55, LLC				X

10.3	Lease dated May 3, 2018, between the Registrant and SI 55, LLC				X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: May 8, 2018	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 8, 2018	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)