Form 10-Q
period 2018-09-30
ServiceNow, Inc.
filed 2018-11-07
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2018, there were approximately 179.3 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2018	December 31, 2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$703,629	$726,495
Short-term investments	922,411	1,052,803
Accounts receivable, net	424,698	437,051
Current portion of deferred commissions	126,185	109,643
Prepaid expenses and other current assets	115,262	95,959
Total current assets	2,292,185	2,421,951
Deferred commissions, less current portion	247,681	224,252
Long-term investments	457,561	391,442
Property and equipment, net	297,371	245,124
Intangible assets, net	84,006	86,916
Goodwill	143,133	128,728
Other assets	59,505	51,832
Total assets	$3,581,442	$3,550,245
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,223	$32,109
Accrued expenses and other current liabilities	251,545	253,257
Current portion of deferred revenue	1,363,217	1,210,695
Current portion of convertible senior notes, net	160,972	543,418
Total current liabilities	1,818,957	2,039,479
Deferred revenue, less current portion	41,244	36,120
Convertible senior notes, net	653,638	630,018
Other long-term liabilities	47,419	65,884
Total liabilities	2,561,258	2,771,501
Stockholders’ equity:
Common stock	179	174
Additional paid-in capital	2,007,218	1,731,367
Accumulated other comprehensive income (loss)	(1,418)	5,767
Accumulated deficit	(985,795)	(958,564)
Total stockholders’ equity	1,020,184	778,744
Total liabilities and stockholders’ equity	$3,581,442	$3,550,245

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues:
Subscription	$626,567	$449,506	$1,755,174	$1,239,762
Professional services and other	46,530	42,866	138,201	129,639
Total revenues	673,097	492,372	1,893,375	1,369,401
Cost of revenues(1):
Subscription	106,821	81,878	303,918	228,046
Professional services and other	51,037	45,608	150,578	137,652
Total cost of revenues	157,858	127,486	454,496	365,698
Gross profit	515,239	364,886	1,438,879	1,003,703
Operating expenses(1):
Sales and marketing	289,323	217,866	883,893	643,998
Research and development	135,655	98,465	380,839	272,959
General and administrative	80,693	52,465	216,851	150,242
Total operating expenses	505,671	368,796	1,481,583	1,067,199
Income (loss) from operations	9,568	(3,910)	(42,704)	(63,496)
Interest expense	(11,233)	(16,566)	(43,795)	(36,581)
Interest income and other income (expense), net	8,895	579	45,520	(177)
Income (loss) before income taxes	7,230	(19,897)	(40,979)	(100,254)
Provision for (benefit from) income taxes	(1,175)	2,285	(7,260)	(754)
Net income (loss)	$8,405	$(22,182)	$(33,719)	$(99,500)
Net income (loss) per share - basic	$0.05	$(0.13)	$(0.19)	$(0.58)
Net income (loss) per share - diluted	$0.04	$(0.13)	$(0.19)	$(0.58)
Weighted-average shares used to compute net income (loss) per share - basic	178,719,694	171,883,190	177,198,179	170,359,717
Weighted-average shares used to compute net income (loss) per share - diluted	192,190,899	171,883,190	177,198,179	170,359,717
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,655	$5,237	$212	$22,383
Unrealized gain (loss) on investments, net of tax	922	(2,864)	(163)	5,243
Other comprehensive income, net of tax	2,577	2,373	49	27,626
Comprehensive income (loss)	$10,982	$(19,809)	$(33,670)	$(71,874)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Cost of revenues:
Subscription	$12,775	$8,980	$36,604	$25,860
Professional services and other	8,407	7,056	24,310	21,548
Sales and marketing	60,132	43,962	169,283	124,650
Research and development	35,527	23,092	97,905	67,624
General and administrative	27,567	17,352	73,207	48,695

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities:
Net loss	$(33,719)	$(99,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106,492	81,808
Amortization of deferred commissions	107,367	68,154
Amortization of debt discount and issuance costs	43,795	36,581
Stock-based compensation	401,309	288,377
Deferred income tax	(32,297)	(6,055)
Gain on marketable equity securities	(19,257)	—
Repayments of convertible senior notes attributable to debt discount	(101,633)	—
Other	4,502	(1,554)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	7,454	45,879
Deferred commissions	(152,521)	(114,514)
Prepaid expenses and other assets	1,519	(17,393)
Accounts payable	5,058	(11,088)
Deferred revenue	174,058	188,291
Accrued expenses and other liabilities	9,350	(829)
Net cash provided by operating activities	521,477	458,157
Cash flows from investing activities:
Purchases of property and equipment	(136,349)	(115,856)
Business combinations, net of cash and restricted cash acquired	(24,940)	(26,537)
Purchases of other intangibles	(13,600)	(6,170)
Purchases of investments	(818,159)	(641,666)
Purchase of strategic investments	(8,839)	(4,000)
Sales of investments	39,975	77,968
Maturities of investments	861,629	350,597
Net cash used in investing activities(1)	(100,283)	(365,664)
Cash flows from financing activities:
Net proceeds from borrowings on convertible senior notes	—	772,127
Repayments of convertible senior notes attributable to principal	(311,520)	—
Proceeds from issuance of warrants	—	54,071
Purchases of convertible note hedges	—	(128,017)
Repurchases and retirement of common stock	—	(55,000)
Proceeds from employee stock plans	100,437	76,748
Taxes paid related to net share settlement of equity awards	(221,268)	(131,130)
Payments on financing obligations	(756)	(2,681)
Net cash (used in) provided by financing activities	(433,107)	586,118
Foreign currency effect on cash, cash equivalents and restricted cash(1)	(9,593)	25,765
Net (decrease) increase in cash, cash equivalents and restricted cash(1)	(21,506)	704,376
Cash, cash equivalents and restricted cash at beginning of period(1)	727,829	401,932
Cash, cash equivalents and restricted cash at end of period(1)	$706,323	$1,106,308
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$703,629	$1,104,871
Current portion of restricted cash included in prepaid expenses and other current assets	2,694	1,437
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$706,323	$1,106,308
Non-cash investing and financing activities:
Benefit from 2018 Note Hedges	$548,001	$—
Property and equipment included in accounts payable and accrued expenses	25,018	9,321

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(1)
During the three months ended December 31, 2017, we adopted Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, we have recast our prior period condensed consolidated statement of cash flows to conform to the current presentation. The impact of the adoption for the nine months ended September 30, 2017 is not material.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company”, “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1)    Description of the Business

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. We help our customers improve service quality and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, customers deploy our software internally or contract with a third party to host the software to support their unique regulatory or security requirements.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

Effective January 1, 2018, we adopted the Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as discussed further below in this Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard, including previously reported amounts, which are labeled "as adjusted" in these condensed consolidated financial statements and related notes. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2017 is derived from audited financial statements as adjusted to reflect the impact of the full retrospective adoption of Topic 606; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018.

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

New Accounting Pronouncements Adopted in 2018

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. This new standard is effective for our interim and annual periods beginning January 1, 2020, and earlier adoption is permitted. We early adopted this new standard upon its issuance, and because it only relates to qualitative financial disclosures, it did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting,” which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. This standard is effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We early adopted this new standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements. As this standard was adopted on a prospective basis as of January 1, 2018, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

Income Taxes

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act) to retained earnings. This standard is effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We early adopted this new standard effective January 1, 2018, with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of January 1, 2018. As this standard was adopted on a modified prospective basis as of January 1, 2018, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts for the 2017 Tax Cuts and Jobs Act (the Tax Act) during a measurement period not to extend beyond one year of the enactment date, with further clarifications made recently with the issuance of ASU 2018-05. Through September 30, 2018, we did not have any significant adjustments to our provisional amounts. In light of the enactment of the Tax Act, we are assessing whether to change our indefinite reinvestment assertion, in which we consider earnings from our foreign operations to be indefinitely reinvested outside of the United States. Under guidance issued by the SEC, we are required to complete our assessment by the end of the measurement period described above. We will continue our analysis of these provisional amounts, which remain subject to change during the measurement period. We anticipate further guidance on accounting interpretations from the FASB and application of the law from the Department of Treasury. We expect to reach a final determination within the measurement period described above.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which includes a revision in the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. We adopted this new standard as of January 1, 2018 with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of January 1, 2018. As this standard was adopted on a modified prospective basis as of January 1, 2018, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, with further clarifications made more recently. This new standard requires equity securities to be measured at fair value with changes in fair value recognized through the statement of operations, which may result in greater variability in our net income (loss). We adopted these new standards as of January 1, 2018 with a cumulative-effect adjustment, net of tax of $7.2 million recorded to our accumulated deficit as of January 1, 2018. This adjustment relates to the unrealized gain on our marketable equity securities as of December 31, 2017, which was previously included in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet. As part of the adoption, we elected to apply the measurement alternative for our non-marketable equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of these standards did not result in an adjustment for our non-marketable equity investments as our measurement alternative election requires adjustments to be recorded only on a prospective basis. As these standards were adopted on a modified prospective basis as of January 1, 2018, the adoption of these standards did not impact our previously reported financial statements for periods ended on or prior to December 31, 2017.

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

The Topic 606 standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (modified retrospective method). We adopted the requirements of Topic 606 as of January 1, 2018, utilizing a full retrospective method. The most significant impact of the standard relates to the timing of revenue recognition related to self-hosted offerings, in which customers deploy, or we grant customers the option to deploy without significant penalty, our software internally or contract with a third party to host the software, the accounting for incremental selling costs to obtain a contract, and the classification of proceeds for Knowledge and other user forums as a reduction in sales and marketing expenses instead of as professional services and other revenues. The adoption of Topic 606 resulted in changes to our accounting policies for revenue recognition, unbilled receivables, deferred commissions, deferred revenue and customer deposits as detailed below.

Under Topic 606, for self-hosted offerings, the requirement to have vendor specific objective evidence (VSOE) for undelivered elements was eliminated. As a result, for all periods presented, we have recognized as subscription revenues a portion of the sales price upon delivery of the software, compared to the prior practice under Topic 605 of recognizing the entire sales price ratably over an estimated subscription period due to the lack of VSOE. To the extent the amounts recognized as subscription revenues have not been billed, the revenues are primarily recorded as “unbilled receivables.” In addition, refundable amounts associated with customer contracts are recorded as “customer deposits.”

In addition, under Topic 606, for all periods presented, we have deferred all incremental selling costs (primarily commissions) to obtain customer contracts, including indirect costs that are not tied to a specific contract, for both self-hosted offerings and cloud-based subscription offerings. On initial contracts and contracts for increased purchases with existing customers (expansion contracts), these costs are primarily amortized over a period of benefit that we have determined to be five years. On renewal contracts, these costs are amortized over the renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenue for self-hosted offerings as described above, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. Our prior practice under Topic 605 was to defer only direct and incremental commission costs to obtain a contract and amortize those costs over the contract term, which is generally 12 to 36 months, for both self-hosted offerings and cloud-based subscription offerings.

As part of our adoption of Topic 606, during the three and nine months ended September 30, 2018, we recorded a decrease in sales and marketing expenses and a corresponding increase in our deferred commissions asset of $7.4 million and $5.4 million, respectively. These adjustments reflect the correction of previously undercapitalized incremental fringe benefit costs associated with sales commissions that were paid since 2012. We concluded that these adjustments were not material to the current period or any previously reported periods presented, as adjusted for the full retrospective adoption of Topic 606.

The direct effect on income taxes resulting from the full retrospective adoption of the above-mentioned changes to revenues and commission expenses resulted in a cumulative income tax expense of $23.3 million recorded in the prior periods through December 31, 2017. The indirect tax benefit of Topic 606 on income taxes associated with intercompany adjustments of $23.1 million, or $0.13 per basic and diluted share for the nine months ended September 30, 2018, was recorded in the first quarter of adoption during the three months ended March 31, 2018.

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

The table below provides specified line items from our condensed consolidated statement of comprehensive loss (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands, except per share data):

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted

Revenues:
Subscription	$455,421	$449,506	$1,242,563	$1,239,762
Professional services and other	42,749	42,866	144,093	129,639
Total revenues	498,170	492,372	1,386,656	1,369,401
Cost of revenues:
Professional services and other	45,402	45,608	137,366	137,652
Total cost of revenues	127,280	127,486	365,412	365,698
Gross profit	370,890	364,886	1,021,244	1,003,703
Operating expenses:
Sales and marketing	227,015	217,866	686,325	643,998
Total operating expenses	377,945	368,796	1,109,526	1,067,199
Loss from operations	(7,055)	(3,910)	(88,282)	(63,496)
Interest income and other income (expense), net	853	579	739	(177)
Loss before income taxes	(22,768)	(19,897)	(124,124)	(100,254)
Provision for (benefit from) income taxes	1,420	2,285	(2,801)	(754)
Net loss	$(24,188)	$(22,182)	$(121,323)	$(99,500)
Net loss per share - basic and diluted	$(0.14)	$(0.13)	$(0.71)	$(0.58)
Weighted-average shares used to compute net loss per share - basic and diluted	171,883,190	171,883,190	170,359,717	170,359,717

The table below provides specified line items from our condensed consolidated statement of cash flows (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands):

	Nine months ended September 30, 2017
	As Previously Reported	As Adjusted

Cash flows from operating activities:
Net loss	$(121,323)	$(99,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	80,251	68,154
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	42,341	45,879
Deferred commissions	(102,348)	(114,514)
Prepaid expenses and other assets	(26,866)	(17,393)
Accounts payable	(11,088)	(11,088)
Deferred revenue	193,594	188,291
Accrued expenses and other liabilities	4,247	(829)
Net cash provided by operating activities	458,039	458,157
Foreign currency effect on cash, cash equivalents and restricted cash	25,883	25,765

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

Subscription revenues

Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, which is the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration and are generally non-cancelable and without any refund-type provisions. We typically invoice our customers annually in advance for our subscription services upon execution of the initial contract or subsequent renewal, and our invoices are typically due within 30 days from the invoice date.

Subscription revenues also include revenues from self-hosted offerings in which customers deploy, or we grant customers the option to deploy without significant penalty, our subscription service internally or contract with a third party to host the software. For these contracts, we account for the software element and the related support and updates separately as they are distinct performance obligations. Refer to the discussion below related to contracts with multiple performance obligations for further details. The transaction price is allocated to separate performance obligations on a relative SSP basis. Transaction price allocated to the software element is recognized upon delivery, which is when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales force and referral fees paid to independent third-parties. Capitalized sales commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. On initial and expansion contracts, commissions and referral fees are primarily deferred and amortized over a period of benefit that we have determined to be five years. On renewal contracts, commissions are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenue for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. We determine the period of benefit by taking into consideration our customer contracts, our technology life cycle and other factors. We include amortization of deferred commissions in sales and marketing expense in our condensed consolidated statements of comprehensive income (loss). There was no impairment loss in relation to the incremental selling costs capitalized for all periods presented.

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

New Accounting Pronouncements Pending Adoption

Cloud computing arrangements implementation costs

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard is effective for our interim and annual periods beginning January 1, 2020 and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are evaluating the timing and impact of our pending adoption of this standard on our consolidated financial statements.

SEC disclosure update

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective November 5, 2018. As permitted by the SEC, we will present this analysis beginning with our Quarterly Report on Form 10-Q for the three months ending March 31, 2019.

Income taxes

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

Credit losses

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard, including related amendments subsequently issued by the FASB, is effective for our interim and annual periods beginning January 1, 2019, and early adoption is permitted. We are in the process of implementing changes to our existing systems and processes in conjunction with a review of existing vendor agreements and do not plan to early adopt this new standard. We currently anticipate that the adoption of this standard will have a material impact on our condensed consolidated balance sheets given that we had operating lease commitments in excess of $800 million as of September 30, 2018, on an undiscounted basis. The present value of these lease commitments will be recognized as right-of-use assets and lease liabilities at the later to occur of (i) the adoption date of January 1, 2019 or (ii) the time we take possession of the leased asset. However, we do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated statements of comprehensive income (loss) since the expense recognition under this new standard will be similar to current practice. We do not expect the adoption of this standard to have a material impact on our condensed consolidated statements of cash flows.

(3)    Investments

Marketable Debt Securities

The following is a summary of our available-for-sale investment securities, excluding marketable equity securities and those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$196,207	$—	$—	$196,207
Corporate notes and bonds	1,012,972	49	(3,072)	1,009,949
Certificates of deposit	59,387	1	—	59,388
U.S. government and agency securities	114,950	—	(522)	114,428
Total available-for-sale securities	$1,383,516	$50	$(3,594)	$1,379,972

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$258,348	$1	$(5)	$258,344
Corporate notes and bonds	1,006,302	26	(3,084)	1,003,244
Certificates of deposit	33,084	—	—	33,084
U.S. government and agency securities	129,494	—	(638)	128,856
Total available-for-sale securities	$1,427,228	$27	$(3,727)	$1,423,528

As of September 30, 2018, the contractual maturities of our available-for-sale investment securities, excluding securities classified within cash and cash equivalents on the condensed consolidated balance sheets, did not exceed 36 months. The fair values of these securities, by remaining contractual maturity, are as follows (in thousands):

September 30, 2018
Due within 1 year	$922,411
Due in 1 year through 5 years	457,561
Total	$1,379,972

The following table shows the fair values and the gross unrealized losses of our available-for-sale investment securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified as cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$14,992	$—	$—	$—	$14,992	$—
Corporate notes and bonds	703,906	(1,817)	218,247	(1,255)	922,153	(3,072)
Certificates of deposit	1,000	—	—	—	1,000	—
U.S. government and agency securities	42,101	(143)	72,327	(379)	114,428	(522)
Total	$761,999	$(1,960)	$290,574	$(1,634)	$1,052,573	$(3,594)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$14,809	$(5)	$—	$—	$14,809	$(5)
Corporate notes and bonds	819,113	(2,703)	141,874	(381)	960,987	(3,084)
U.S. government and agency securities	106,301	(593)	22,555	(45)	128,856	(638)
Total	$940,223	$(3,301)	$164,429	$(426)	$1,104,652	$(3,727)

 As of September 30, 2018, we had a total of 384 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet in an unrealized loss position. There were no impairments considered “other-than-temporary” as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Marketable Equity Securities

As of December 31, 2017, we had marketable equity securities of $20.7 million. In May 2018, we sold these securities for total proceeds of $40.0 million. We recognized net gains of $19.3 million for the nine months ended September 30, 2018, resulting from our adoption of ASU 2016-01 as we began to record changes in stock price fluctuations of our marketable equity securities through statement of operations rather than in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet. During the nine months ended September 30, 2017, prior to the adoption of ASU 2016-01, we recognized $7.9 million of unrealized gains on our marketable equity securities offset by $2.9 million of tax effect through accumulated other comprehensive income (loss) on our condensed consolidated balance sheet. Refer to Note 2 for further details on ASU 2016-01. Upon our sale of these securities, the previously unrealized gain became realized. As of September 30, 2018, we had no marketable equity securities on our condensed consolidated balance sheet.

Strategic Investments

As of September 30, 2018 and December 31, 2017, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $13.3 million and $4.8 million, respectively. We have not recorded any adjustments resulting from observable price changes or impairment charges for any of our equity investments in privately-held companies.

The fair value of our debt investments in privately-held companies included within our strategic investments was $1.3 million and $1.0 million as of September 30, 2018 and December 31, 2017, respectively. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market, and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity and are categorized accordingly as Level 3 in the fair value hierarchy. There were no significant changes in unrealized gains and losses recognized in other comprehensive income (loss) for these investments.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at September 30, 2018 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$226,945	$—	$226,945
Commercial paper	—	104,025	104,025
Certificates of deposit	—	4,435	4,435
Short-term investments:
Commercial paper	—	196,207	196,207
Corporate notes and bonds	—	566,748	566,748
Certificates of deposit	—	47,992	47,992
U.S. government and agency securities	—	111,464	111,464
Long-term investments:
Corporate notes and bonds	—	443,201	443,201
Certificates of deposit	—	11,396	11,396
U.S. government and agency securities	—	2,964	2,964
Total	$226,945	$1,488,432	$1,715,377

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$282,507	$—	$282,507
Commercial paper	—	100,456	100,456
Corporate notes and bonds	—	50,437	50,437
Short-term investments:
Commercial paper	—	258,344	258,344
Corporate notes and bonds	—	688,316	688,316
Certificates of deposit	—	17,950	17,950
U.S. government and agency securities	—	67,476	67,476
Marketable equity securities	20,717	—	20,717
Long-term investments:
Corporate notes and bonds	—	314,928	314,928
Certificates of deposit	—	15,134	15,134
U.S. government and agency securities	—	61,380	61,380
Total	$303,224	$1,574,421	$1,877,645

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

(5)    Business Combinations

During the nine months ended September 30, 2018, we completed acquisitions of two privately-held companies, Parlo, Inc. and VendorHawk, Inc., for an aggregate of approximately $25.1 million in cash. In allocating the aggregate purchase price based on the estimated fair values, we recorded a total of $18.1 million of goodwill, $9.0 million of developed technology intangible assets (to be amortized over estimated useful lives of five years) and $2.2 million of deferred tax liabilities. Goodwill arising from these business combinations is not deductible for income tax purposes.

During the nine months ended September 30, 2017, we completed acquisitions of three privately-held companies, Qlue, Inc., DxContinuum, Inc. and Digital Telepathy, Inc. (Telepathy), for an aggregate of approximately $26.6 million in cash. In allocating the aggregate purchase price based on the estimated fair values, we recorded $9.9 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $3.6 million of deferred tax liabilities and a total of $20.3 million of goodwill, of which $4.1 million is deductible for income tax purposes.

The excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. We believe the goodwill balance associated with these business combinations represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with our offerings.

The results of operations of these business combinations have been included in our condensed consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented. Aggregate acquisition-related costs of $1.0 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively, are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2017	$128,728
Goodwill acquired	18,063
Foreign currency translation adjustments	(3,658)
Balance as of September 30, 2018	$143,133

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Developed technology	$110,294	$102,349
Patents	37,880	31,030
Other	650	1,575
Total intangible assets	148,824	134,954
Less: accumulated amortization	(64,818)	(48,038)
Net carrying amount	$84,006	$86,916

Apart from the business combinations described in Note 5, we acquired $6.9 million and $6.2 million of intangible assets in patents during the nine months ended September 30, 2018 and 2017, respectively. The weighted-average useful life for the patents acquired during the nine months ended September 30, 2018 and 2017 was approximately eight years and ten years, respectively.

Amortization expense for intangible assets for the three months ended September 30, 2018 and 2017 was approximately $6.4 million and $4.8 million, respectively, and for the nine months ended September 30, 2018 and 2017 was approximately $18.2 million and $14.3 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2018 (in thousands):

Years Ending December 31,
2018	$6,313
2019	25,189
2020	15,454
2021	13,454
2022	9,403
Thereafter	14,193
Total future amortization expense	$84,006

(7)    Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computer equipment	$428,261	$326,378
Computer software	56,078	46,413
Leasehold and other improvements	72,034	56,232
Furniture and fixtures	41,278	38,789
Building	6,771	7,084
Construction in progress	6,879	5,341
	611,301	480,237
Less: accumulated depreciation	(313,930)	(235,113)
Total property and equipment, net	$297,371	$245,124

Construction in progress consists primarily of building, leasehold and other improvements and in-process software development costs. Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $31.5 million and $24.3 million, respectively, and for the nine months ended September 30, 2018 and 2017 was approximately $88.3 million and $66.9 million, respectively.

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

These derivative contracts consist of forward contracts entered into with various counterparties and are not designated as hedging instruments under applicable accounting guidance. As such, all changes in the fair value of these derivative contracts are recorded in Interest income and other income (expense), net on the condensed consolidated statements of comprehensive income (loss). These derivative contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Changes in the related derivative assets and liabilities balances are classified as operating activities in the condensed consolidated statement of cash flows.

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

As of September 30, 2018, we had derivative contracts with total notional values of $794.1 million, which are not designated as hedge instruments. Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair values of these outstanding derivative contracts as of September 30, 2018 were as follows (in thousands):

	Condensed Consolidated Balance Sheet Location	September 30, 2018
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$16,524
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$734

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the nine months ended September 30, 2018 from amounts included in deferred revenue as of December 31, 2017 are $1.0 billion. Revenues recognized during the nine months ended September 30, 2018 from performance obligations satisfied or partially satisfied in previous periods were not material.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We applied the practical expedient in accordance with Topic 606 to exclude amounts related to professional services contracts that are on a time-and-material basis, which typically have a remaining duration of one year or less. In addition, we elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for all periods presented before January 1, 2018, the date of our initial adoption of Topic 606.

As of September 30, 2018, the total remaining non-cancelable performance obligations under our contracts with customers was approximately $4.2 billion, and we expect to recognize revenues on approximately 51% of these remaining performance obligations over the following 12 months, with the balance to be recognized thereafter.

(10)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
		*As Adjusted
Taxes payable	$29,439	$25,617
Bonuses and commissions	68,729	84,972
Accrued compensation	55,832	45,428
Other employee related liabilities	39,831	44,284
Other	57,714	52,956
Total accrued expenses and other current liabilities	$251,545	$253,257

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

	September 30, 2018	December 31, 2017
Liability component:
Principal:
2022 Notes	$782,500	$782,500
2018 Notes	161,841	574,994
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(128,862)	(152,482)
2018 Notes	(869)	(31,576)
Net carrying amount	$814,610	$1,173,436

	2022 Notes	2018 Notes
Equity component recorded at issuance:
Note	$162,039	$155,319
Issuance cost	(2,148)	(3,257)
Net amount recorded in equity	$159,891	$152,062

The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018 and September 30, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible at the holders’ option through December 31, 2018. Through the filing date, we have not received any conversion requests for our 2022 Notes. The Conversion Condition for the 2018 Notes was met for the quarters ended June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018. Therefore, the 2018 Notes became convertible at the holders’ option beginning on July 1, 2017 and continued to be convertible at the holders’ option through June 30, 2018. Any conversion requests received subsequent to June 30, 2018 were settled on the maturity date, which was November 1, 2018.

During the nine months ended September 30, 2018, we paid cash to settle $413.2 million principal amount of the 2018 Notes and recorded a loss on early note conversions of $4.1 million. The loss on early note conversions for the three months ended September 30, 2018 was not material. As a result of the settlements, we also recorded a $6.4 million net reduction to additional paid-in capital, reflecting $554.4 million of fair value adjustments to the conversion option settled, offset by a $548.0 million benefit from the 2018 Note Hedges (as defined below).

For statement of cash flow presentation, we bifurcated the $413.2 million paid during the nine months ended September 30, 2018 into two components: the portion of the repayment attributable to debt discount is classified as cash outflows from operating activities, and the portion of the repayment attributable to the principal is classified as cash outflows from financing activities.

We settled the remaining principal amount of the 2018 Notes in cash for an aggregate of $161.8 million on the maturity date, which was November 1, 2018. Refer to Note 19 for further details.

We consider the fair value of the Notes at September 30, 2018 to be a Level 2 measurement. The estimated fair values of the Notes at September 30, 2018 and December 31, 2017 based on the closing trading price per $100 of the Notes were as follows (in thousands):

	September 30, 2018	December 31, 2017
2022 Notes	$1,168,859	$897,778
2018 Notes	$425,035	$1,015,554

As of September 30, 2018, the remaining life of the 2022 Notes and 2018 Notes are 44 months and one month, respectively. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of debt issuance cost
2022 Notes	$385	$367	$1,141	$489
2018 Notes	175	481	1,082	1,421
Amortization of debt discount
2022 Notes	7,585	7,222	22,479	9,610
2018 Notes	3,088	8,496	19,093	25,061
Total	$11,233	$16,566	$43,795	$36,581
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

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

During the nine months ended September 30, 2018, the Note Hedge counterparties paid $548.0 million in cash to holders of the 2018 Notes from the exercise of a portion of the 2018 Note Hedges. As of September 30, 2018, 2.2 million shares remain subject to the 2018 Note Hedge due to early conversions that have occurred through September 30, 2018.

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

Based on the stock price as of September 30, 2018, we expect to issue additional shares in the first half of 2019 upon the exercise of the 2018 Warrants. As the warrants will be net share settled, the number of shares we will issue depends on the stock price over a 60 trading day period beginning on the first expiration date of the 2018 Warrants, which is February 1, 2019.

(12)   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) income, net of tax, consist of the following (in thousands):

	September 30, 2018	December 31, 2017
		*As Adjusted
Foreign currency translation adjustment	$2,459	$2,246
Net unrealized gain (loss) on investments, net of tax(1)	(3,877)	3,521
Accumulated other comprehensive income (loss)	$(1,418)	$5,767

(1)
The net unrealized gain (loss) on investments as of September 30, 2018 includes a cumulative-effect adjustment, net of tax of $7.2 million resulting from our adoption of ASU 2016-01. See Note 2 for further details.

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Reclassification adjustments out of accumulated other comprehensive (loss) income into net income (loss) were immaterial for all periods presented.

(13)  Stockholders’ Equity

Common Stock

Under our restated certificate of incorporation, we were authorized to issue 600,000,000 shares of common stock as of September 30, 2018. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2018, we had 179,305,339 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2018
Stock plans:
Options outstanding	1,905,320
RSUs(1)	10,993,646
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	31,982,552
2012 Employee Stock Purchase Plan(2)	10,714,423
Total shares of common stock reserved for future issuance	55,595,941

(1)
Represents the number of shares issuable upon settlement of outstanding RSUs and performance-based RSUs, assuming 100% of the target number of shares are issuable for the 2018 performance-based RSUs, as discussed under the section entitled “RSUs” in Note 14.

(2)	Refer to Note 14 for a description of these plans.

During the nine months ended September 30, 2018 and 2017, we issued a total of 5,029,475 shares and 5,816,968 shares, respectively, from stock option exercises, vesting of restricted stock units (RSUs), net of shares withheld to satisfy employee payroll taxes, and purchases under our 2012 Employee Stock Purchase Plan (the 2012 ESPP).

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

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,369,732	$38.43
Exercised	(621,330)	27.83		$77,936
Canceled	(61,168)	68.12
Outstanding at March 31, 2018	2,687,234	40.21
Exercised	(486,160)	18.02		$73,805
Canceled	(31,584)	74.84
Outstanding at June 30, 2018	2,169,490	44.67
Exercised	(264,170)	32.38		$40,573
Outstanding at September 30, 2018	1,905,320	$46.37	5.53	$284,385
Vested and expected to vest as of September 30, 2018	1,893,113	$46.19	5.52	$282,901
Vested and exercisable as of September 30, 2018	1,346,401	$31.23	4.43	$221,342

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding in-the-money options. The total fair value of stock options vested during the nine months ended September 30, 2018 was $10.2 million.

As of September 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $13.9 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2018 was 2.55 years.

RSUs

A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	11,403,341	$81.50
Granted	4,078,322	151.13
Vested	(1,854,662)	73.94	$281,822
Forfeited	(348,849)	87.01
Outstanding at March 31, 2018	13,278,152	103.80
Granted	377,766	173.35
Vested	(1,288,135)	71.70	$226,722
Forfeited	(253,821)	99.79
Outstanding at June 30, 2018	12,113,962	109.43
Granted	336,876	189.59
Vested	(1,223,614)	81.69	$225,348
Forfeited	(233,578)	107.57
Outstanding at September 30, 2018	10,993,646	$115.02	$2,150,687

RSUs granted to employees under the 2012 Plan generally vest over a four-year period. As of September 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $914.3 million and the weighted-average remaining vesting period was 2.91 years.

Included in the RSU activity table above are RSUs with both service and performance-based vesting criteria that were granted to certain employees. The number of shares eligible to vest for the performance-based RSUs (PRSUs) will depend upon achievement of a corporate performance metric, with level of achievement determined by the Leadership Development and Compensation Committee of our Board of Directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2018 will vest 33% in February 2019 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The PRSUs shown in the table above reflect the number of shares that would be eligible to vest at 100% of target performance, in the case of PRSUs for which achievement has not yet been determined, and reflect adjustments for over- or under- achievement, in the case of PRSUs for which achievement has already been determined. We recognized $65.7 million and $28.4 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2018 and 2017, respectively.

(15)  Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, the Notes and the Warrants. Stock awards with performance conditions are included in dilutive shares to the extent the performance condition is met. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, Notes and Warrants are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Numerator:
Net income (loss)	$8,405	$(22,182)	$(33,719)	$(99,500)
Denominator:
Weighted-average shares outstanding - basic	178,719,694	171,883,190	177,198,179	170,359,717
Weighted-average effect of potentially dilutive securities:
Common stock options	1,438,359	—	—	—
Restricted stock units	5,477,421	—	—	—
ESPP obligations	2,093	—	—	—
In-the-money portion of 2018 Notes	1,523,555	—	—	—
2018 Warrants	3,360,525	—	—	—
In-the-money portion of 2022 Notes	1,669,252	—	—	—
Weighted-average shares outstanding - diluted	192,190,899	171,883,190	177,198,179	170,359,717
Net income (loss) per share - basic	$0.05	$(0.13)	$(0.19)	$(0.58)
Net income (loss) per share - diluted	$0.04	$(0.13)	$(0.19)	$(0.58)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock options	—	4,117,639	1,905,320	4,117,639
Restricted stock units	931,035	12,306,875	10,993,646	12,306,875
ESPP obligations	—	363,951	317,940	363,951
2018 convertible senior notes	—	7,783,023	2,190,631	7,783,023
Warrants related to the issuance of 2018 convertible senior notes	—	7,783,023	7,783,023	7,783,023
2022 convertible senior notes	—	5,806,933	5,806,933	5,806,933
Warrants related to the issuance of 2022 convertible senior notes	5,806,933	5,806,933	5,806,933	5,806,933
Total potentially dilutive securities	6,737,968	43,968,377	34,804,426	43,968,377

(16)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our effective tax rate was (16)% and 18% for the three and nine months ended September 30, 2018, which was lower than the U.S. federal statutory tax rate of 21%. For the three months ended September 30, 2018, the lower tax rate was primarily attributable to excess tax benefits of stock-based compensation and loss from domestic operations. For the nine months ended September 30, 2018, the lower tax rate was primarily attributable to the one-time indirect effect of Topic 606 on income taxes associated with intercompany adjustments offset by our loss from operations.

Our effective tax rate was (11)% and 1% for the three and nine months ended September 30, 2017, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to our loss from operations, the foreign tax rate differential, a release of the valuation allowance in connection with acquisitions and excess tax benefits of stock-based compensation.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2018, our tax years 2004 to 2017 remain subject to examination in most jurisdictions.

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

(17)  Commitments and Contingencies

Operating Leases and Other Contractual Commitments

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates. Future minimum payments under our non-cancelable operating leases and other contractual commitments outstanding as of September 30, 2018 are presented in the table below (in thousands):

	Operating Leases	Purchase Obligations(1)	Other	Total
Years Ending December 31,
Remainder of 2018	$11,388	$21,252	$210	$32,850
2019	50,203	42,542	841	93,586
2020	52,047	30,972	874	83,893
2021	51,092	13,846	891	65,829
2022	54,588	5,984	891	61,463
Thereafter	591,269	4,512	371	596,152
Total	$810,587	$119,108	$4,078	$933,773

(1)
Consists of future minimum payments under non-cancelable purchase commitments primarily related to data center and IT operations and sales and marketing activities. Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences. If we were to cancel these contractual commitments as of September 30, 2018, we would have been obligated to pay cancellation penalties of approximately $18.1 million in aggregate.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $782.5 million is due on June 1, 2022. Refer to Note 11 for further information regarding our Notes. On November 1, 2018, we repaid the remaining 2018 Notes with an aggregate principal amount of $161.8 million. Refer to Note 19 for further details of the 2018 Notes repayment.

In addition to the obligations in the table above, approximately $6.5 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2018.

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

(18)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
North America (1)	$451,457	$325,695	$1,252,189	$925,709
EMEA (2)	161,688	126,044	474,758	336,090
Asia Pacific and other	59,952	40,633	166,428	107,602
Total revenues	$673,097	$492,372	$1,893,375	$1,369,401

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Property and equipment, net by geographic area were as follows (in thousands):

	September 30, 2018	December 31, 2017
North America(3)	$190,586	$164,040
EMEA(2)	71,547	50,028
Asia Pacific and other	35,238	31,056
Total property and equipment, net	$297,371	$245,124

(1)	Revenues attributed to the United States were approximately 94% of North America revenues for each of the three and nine months ended September 30, 2018 and 2017.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 86% and 89% of property and equipment, net attributable to North America as of September 30, 2018 and December 31, 2017, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Service management products	$533,007	$394,603	$1,490,283	$1,094,765
ITOM products	93,560	54,903	264,891	144,997
Total subscription revenues	$626,567	$449,506	$1,755,174	$1,239,762

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

(19)  Subsequent Events

In October 2018, we paid approximately $12.5 million in cash to acquire certain engineering talent, intangible assets, and a nonexclusive license from two privately-held companies. Both transactions will be accounted for as business combinations. Our accounting and analyses of these transactions are pending completion.

On November 1, 2018, the 2018 Notes matured and the remaining $161.8 million in principal amount of the 2018 Notes was settled in cash. The conversion value over the principal amount was satisfied with shares of our common stock, which was entirely offset by shares of our common stock delivered to us by the Note Hedge counterparties under the 2018 Note Hedge, and cash in lieu of fractional shares. The 2018 Notes and 2018 Note Hedge are no longer outstanding, and the 2018 Warrants remain outstanding as of the date of this filing. Based on the stock price as of September 30, 2018, the number of shares to be issued upon exercise of the 2018 Warrants would be approximately 3.5 million.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://www.servicenow.com/company/investor-relations.html), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

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

Overview

ServiceNow is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate services for global enterprises. We help our customers improve service quality and reduce costs while scaling and automating their businesses. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, customers deploy our software internally or contract with a third party to host the software to support their unique regulatory or security requirements.

We generally offer our services on an annual subscription fee basis, which includes access to the ordered subscription service and related support, including updates to the subscription service during the subscription term. Pricing for our subscription services is based on a number of factors, including duration of subscription term, volume, mix of products purchased, and discounts. We generate sales through our direct sales team and, to a lesser extent, indirectly through resale partners and third-party referrals. We also generate revenues from professional services and for training of customer and partner personnel. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 7,661 as of September 30, 2018 from 5,895 as of September 30, 2017.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 614 and 447 customers with ACV greater than $1 million as of September 30, 2018 and 2017, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate (GULT), Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

G2K customer count. The Global 2000 (G2K) customer count is defined as the total number of G2K companies in our customer base as of the end of the period. The Forbes Global 2000 is an annual ranking of the top 2,000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list comparability purposes. We also adjust the G2K count for acquisitions, spin-offs and other market activity. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution. Our G2K customer count does not include large private companies, government agencies and educational organizations, which represent a growing portion of our customer base. As a result, we expect our G2K customer count metric to become less relevant to our business over time. Our G2K customer count was 860 and 789 as of September 30, 2018 and 2017, respectively.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking aggregate ACV from G2K customers as of the end of the period divided by the total number of G2K customers as of the end of the period. ACV is calculated based on the foreign exchange rate in effect at the time the contract was entered into, and as a result, foreign currency rate fluctuations could cause variability in the average ACV per G2K customer. Prior G2K customer counts used in calculating ACV per G2K customer are adjusted for the most recent Forbes Global 2000 list for comparability purposes. Our average ACV per G2K customer was approximately $1.5 million and $1.2 million as of September 30, 2018 and 2017, respectively.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. Our renewal rate was 97% for each of the three months ended September 30, 2018 and 2017, and 98% and 97% for the nine months ended September 30, 2018 and 2017, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

As of September 30, 2018, our total backlog was $4.4 billion, of which $3.0 billion was unbilled backlog and $1.4 billion was deferred revenue and customer deposits. Of this total backlog, we expect to recognize approximately 51% in revenues over the 12 months following September 30, 2018, with the balance to be recognized thereafter.

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

We expect total backlog to fluctuate due to a number of factors, including the timing, duration and size of customer contracts, the mix of cloud and self-hosted offerings and foreign exchange rate fluctuations.

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
A calculation of billings is provided below (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
		*As Adjusted			*As Adjusted
Billings:
Total revenues	$673,097	$492,372	37%	$1,893,375	$1,369,401	38%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	47,444	54,486	(13)%	182,418	194,535	(6)%
Total billings	$720,541	$546,858	32%	$2,075,793	$1,563,936	33%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(1)	As presented on or derived from our condensed consolidated statements of cash flows.

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

Foreign currency rate fluctuations had an unfavorable impact of $3.3 million on billings for the three months ended September 30, 2018 and a favorable impact $42.7 million on billings for the nine months ended September 30, 2018. Changes in billings duration had a favorable impact of $4.8 million and $3.5 million for the three and nine months ended September 30, 2018, respectively.

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of the terms of our commission plans to incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures. In addition, agreements entered into with the U.S. federal government have historically been higher in the third quarter of each year, driven primarily by timing of annual budget expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offerings over the term of the license agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment. Purchases of property and equipment are otherwise included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. In addition, free cash flow is impacted by the timing of collections and disbursements, including the timing of capital expenditures. We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts in the quarter ended December 31. A calculation of free cash flow is provided below (dollars in thousands):

	Nine Months Ended September 30,		% Change
	2018	2017
Free cash flow:
Net cash provided by operating activities	$521,477	$458,157	14%
Purchases of property and equipment	(136,349)	(115,856)	18%
Free cash flow(1)	$385,128	$342,301	13%

(1)	Free cash flow for the nine months ended September 30, 2018 includes the effect of $101.6 million relating to the repayments of convertible senior notes attributable to debt discount.

Average contract term. We calculate the average contract term for new customers, expansion contracts, and renewals based on the terms of those contracts entered into during the period weighted by their ACV. The average new customer contract term was 32 months and 29 months for the three months ended September 30, 2018 and 2017, respectively, and 35 months and 31 months for the nine months ended September 30, 2018 and 2017, respectively. The average expansion contract term was 24 months and 22 months for the three months ended September 30, 2018 and 2017, respectively, and 25 months for each of the nine months ended September 30, 2018 and 2017. The average renewal contract term was 25 months for each of the three months ended September 30, 2018 and 2017, and 27 months and 26 months for the nine months ended September 30, 2018 and 2017, respectively.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service for both self-hosted offerings and cloud-based subscription offerings, and related support and updates, if any, to the subscription service during the subscription term. For self-hosted offerings, a portion of the sales price is recognized upon delivery of the software, which may cause greater variability in our subscription revenues and subscription gross margin. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future updates, when and if available, offered during the subscription term. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

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

We generate sales directly through our sales team and, to a lesser extent, through our resale partners. Revenues from our direct sales organization represented 82% and 88% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 84% and 89% for the nine months ended September 30, 2018 and 2017, respectively. We make sales to our resale partners at a discount and record those revenues at the discounted price when all revenue recognition criteria have been met. From time to time, other third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are generally 10% of the customer’s net new ACV. We include the amortization of these referral fees in sales and marketing expense.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 16% and 21% for the three months ended September 30, 2018 and 2017, respectively, and 18% and 22% for the nine months ended September 30, 2018 and 2017, respectively.

 Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales and marketing expenses also include the amortization of commissions paid to our sales employees and third-party referral fees, including related payroll taxes and fringe benefits. In addition, sales and marketing expenses include expenses offset by proceeds related to our annual Knowledge user conference, other marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and marketing data, and allocated overhead. As part of our adoption of Topic 606, during the three and nine months ended September 30, 2018, we recorded a decrease in sales and marketing expenses and a corresponding increase to our deferred commissions asset of $7.4 million and $5.4 million, respectively. These adjustments reflect the correction of previously undercapitalized incremental fringe benefit costs associated with sales commissions that were paid since 2012. We concluded that these adjustments were not material to the current period or any previously reported periods presented, as adjusted for the full retrospective adoption of Topic 606.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2018. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues:
Subscription	$626,567	$449,506	$1,755,174	$1,239,762
Professional services and other	46,530	42,866	138,201	129,639
Total revenues	673,097	492,372	1,893,375	1,369,401
Cost of revenues(1):
Subscription	106,821	81,878	303,918	228,046
Professional services and other	51,037	45,608	150,578	137,652
Total cost of revenues	157,858	127,486	454,496	365,698
Gross profit	515,239	364,886	1,438,879	1,003,703
Operating expenses(1):
Sales and marketing	289,323	217,866	883,893	643,998
Research and development	135,655	98,465	380,839	272,959
General and administrative	80,693	52,465	216,851	150,242
Total operating expenses	505,671	368,796	1,481,583	1,067,199
Income (loss) from operations	9,568	(3,910)	(42,704)	(63,496)
Interest expense	(11,233)	(16,566)	(43,795)	(36,581)
Interest income and other income (expense), net	8,895	579	45,520	(177)
Income (loss) before income taxes	7,230	(19,897)	(40,979)	(100,254)
Provision for (benefit from) income taxes	(1,175)	2,285	(7,260)	(754)
Net income (loss)	$8,405	$(22,182)	$(33,719)	$(99,500)

(1)	Stock-based compensation included in the statements of operations above was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Cost of revenues:
Subscription	$12,775	$8,980	$36,604	$25,860
Professional services and other	8,407	7,056	24,310	21,548
Sales and marketing	60,132	43,962	169,283	124,650
Research and development	35,527	23,092	97,905	67,624
General and administrative	27,567	17,352	73,207	48,695
Total stock-based compensation	$144,408	$100,442	$401,309	$288,377

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenues:
Subscription	93%	91%	93%	91%
Professional services and other	7	9	7	9
Total revenues	100	100	100	100
Cost of revenues(1):
Subscription	16	17	16	17
Professional services and other	7	9	8	10
Total cost of revenues	23	26	24	27
Gross profit	77	74	76	73
Operating expenses(1):
Sales and marketing	43	44	47	47
Research and development	20	20	20	20
General and administrative	13	11	11	11
Total operating expenses	76	75	78	78
Income (loss) from operations	1	(1)	(2)	(5)
Interest expense	(2)	(3)	(2)	(3)
Interest income and other income (expense), net	2	(1)	2	1
Income (loss) before income taxes	1	(5)	(2)	(7)
Provision for (benefit from) income taxes	—	—	—	—
Net income (loss)	1%	(5%)	(2%)	(7%)

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Cost of revenues:
Subscription	2%	2%	2%	2%
Professional services and other	1	1	1	2
Sales and marketing	9	9	9	9
Research and development	5	5	5	5
General and administrative	4	3	4	3
Total stock-based compensation	21%	20%	21%	21%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenues

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Revenues:
Subscription	$626,567	$449,506	39%
Professional services and other	46,530	42,866	9%
Total revenues	$673,097	$492,372	37%
Percentage of revenues:
Subscription	93%	91%
Professional services and other	7%	9%
Total	100%	100%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Subscription revenues increased $177.1 million during the three months ended September 30, 2018 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $33.2 million and $15.3 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2018 and 2017, respectively. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we continue to add new customers and existing customers increase their usage of our products. Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2018 are based on foreign exchange rates as of September 30, 2018.

Subscription revenues consist of the following (in thousands):

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted

Service management products	$533,007	$394,603	35%
ITOM products	93,560	54,903	70%
Total subscription revenues	$626,567	$449,506	39%

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

Professional services and other revenues increased $3.7 million during the three months ended September 30, 2018 compared to the same period in the prior year. We expect professional services and other revenues to grow in absolute dollars, but decline as a percentage of total revenues for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 33% and 34% of total revenues for the three months ended September 30, 2018 and 2017, respectively. As a result, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended September 30, 2017 to the three months ended September 30, 2018 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended September 30, 2018 at the exchange rates in effect for the three months ended September 30, 2017 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $2.6 million higher. The impact from the foreign currency movements from the three months ended September 30, 2017 to the three months ended September 30, 2018 is not material to professional services and other revenues.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$106,821	$81,878	30%
Professional services and other	51,037	45,608	12%
Total cost of revenues	$157,858	$127,486	24%
Gross profit (loss) percentage:
Subscription	83%	82%
Professional services and other	(10%)	(6%)
Total gross profit percentage	77%	74%
Gross profit	$515,239	$364,886
Headcount (at period end)
Subscription	1,121	886	27%
Professional services and other	641	555	15%
Total headcount	1,762	1,441	22%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Cost of subscription revenues increased $24.9 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $6.4 million in personnel-related costs excluding stock-based compensation, an increase of $3.8 million in stock-based compensation and an increase of $2.1 million in overhead expenses. Depreciation expense increased $5.6 million, primarily due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services and technical support increased $3.6 million. In addition, data center capacity costs increased $1.3 million due to the addition of new data centers and the expansion of existing data centers and amortization of intangibles increased $1.3 million as a result of acquisitions.

Our subscription gross profit percentage was 83% and 82% for the three months ended September 30, 2018 and 2017, respectively due to improved data center utilization and economies of scale. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the three months ended September 30, 2018 and 2017. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we provide subscription services to more customers and increase usage within our customer instances. We expect our subscription gross profit percentage to improve for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $5.4 million during the three months ended September 30, 2018 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $4.6 million in personnel-related costs excluding stock-based compensation and an increase of $1.4 million in stock-based compensation, partially offset by a decrease in outside services costs of $1.3 million, primarily due to a decrease in professional services performed by contracted third-party partners.

Our professional services and other gross loss percentage increased to 10% for the three months ended September 30, 2018, from 6% for the three months ended September 30, 2017, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products.

The impact from the foreign currency movements from the three months ended September 30, 2017 to the three months ended September 30, 2018 is not material to cost of revenues.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$289,323	$217,866	33%
Percentage of revenues	43%	44%
Headcount (at period end)	2,890	2,279	27%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Sales and marketing expenses increased $71.5 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $15.4 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $16.2 million in stock-based compensation and an increase of $6.6 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $18.0 million for the three months ended September 30, 2018 compared to the same period in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Amortization expenses associated with commissions and third-party referral fees, including their related payroll taxes and fringe benefits, amounted to 6% of subscription revenues for each of the three months ended September 30, 2018 and 2017. Other marketing program expenses, which include events and costs associated with purchasing advertising and market data, increased $7.0 million during the three months ended September 30, 2018 compared to the same period in the prior year. Loss from write-off of property and equipment increased $4.6 million and expenses related to software subscription increased $2.4 million during the three months ended September 30, 2018 compared to the same period in the prior year primarily due to write off of internal-use and subscription software. Outside services costs increased $1.3 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our sales and marketing functions.

The general strengthening of the U.S. Dollar relative to other major foreign currencies from the three months ended September 30, 2017 to the three months ended September 30, 2018 had a favorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended September 30, 2018 at the exchange rates in effect for the three months ended September 30, 2017 rather than the actual exchange rates in effect during the period, our reported sales and marketing expenses would have been $2.3 million higher.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017, but remain relatively flat as a percentage of total revenues as we continue to expand our direct sales force, increase our marketing activities, grow our international operations and build brand awareness.

Research and Development

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Research and development	$135,655	$98,465	38%
Percentage of revenues	20%	20%
Headcount (at period end)	1,860	1,322	41%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Research and development expenses increased $37.2 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $19.9 million in personnel-related costs excluding stock-based compensation, an increase of $12.4 million in stock-based compensation and an increase of $4.6 million in overhead expenses as we increase our investment in design, platform functionality and user experience.

The impact from the foreign currency movements from the three months ended September 30, 2017 to the three months ended September 30, 2018 is not material to research and development expenses.

We expect research and development expenses to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017, but remain relatively flat as a percentage of total revenues as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
General and administrative	$80,693	$52,465	54%
Percentage of revenues	13%	11%
Headcount (at period end)	1,149	853	35%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

General and administrative expenses increased $28.2 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $11.3 million in personnel-related costs excluding stock-based compensation and an increase of $10.2 million in stock-based compensation. Outside services costs increased $2.7 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our administrative function. Additionally, charitable contributions increased $2.0 million during the three months ended September 30, 2018 compared to the same period in the prior year.

The impact from the foreign currency movements from the three months ended September 30, 2017 to the three months ended September 30, 2018 is not material to general and administrative expenses.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we continue to hire people, but remain relatively flat as a percentage of total revenues.

Stock-based Compensation

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$12,775	$8,980	42%
Professional services and other	8,407	7,056	19%
Sales and marketing	60,132	43,962	37%
Research and development	35,527	23,092	54%
General and administrative	27,567	17,352	59%
Total stock-based compensation	$144,408	$100,442	44%
Percentage of revenues	21%	20%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Stock-based compensation increased $44.0 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to additional grants to current and new employees, and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2018, we expect stock-based compensation to increase in absolute dollar terms for the year ending December 31, 2018 compared to the year ended December 31, 2017 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of total revenues.

Interest Expense

	Three Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Interest expense	$(11,233)	$(16,566)	(32%)
Percentage of revenues	(2%)	(3%)

Interest expense decreased $5.3 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to the decrease in the aggregate amount of convertible debt and associated amortization expense of debt discount and issuance costs related to the early conversions of the 2018 Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Interest income	$7,474	$4,808	55%
Foreign currency exchange gain (loss), net of derivative contracts	527	(4,393)	(112%)
Other	894	164	NM
Interest and other income (expense), net	$8,895	$579	NM
Percentage of revenues	2%	(1%)

NM - Not meaningful.

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Interest income and other income (expense), net increased $8.3 million during the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase of $4.9 million from fluctuations in foreign currency exchange rates. Our foreign currency exchange exposures were largely mitigated by the derivative contracts we have entered into during the three months ended September 30, 2018 compared to no derivative contracts in the same period in the prior year. The increase in interest income and other income (expense), net is also due to an increase of $2.7 million of interest income due to higher yields on our invested balances for the three months ended September 30, 2018.

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

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Income (loss) before income taxes	$7,230	$(19,897)	(136%)
Provision for (benefit from) income taxes	(1,175)	2,285	(151%)
Effective tax rate	(16%)	(11%)

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our effective tax rate was (16%) for the three months ended September 30, 2018 compared to (11%) for the three months ended September 30, 2017, primarily due to a change in the mix of income or losses in jurisdictions with different tax rates and our income from operations, offset by excess tax benefits of stock-based compensation.

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

Net Loss

	Three Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Net loss	$8,405	$(22,182)	(138%)
Percentage of revenues	1%	(5%)

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Net loss decreased $30.6 million during the three months ended September 30, 2018 compared to the same period in the prior year. We expect to continue to incur a GAAP loss for the year ending December 31, 2018 due to increased costs and expenses, including non-cash charges associated with equity awards, amortization of purchased intangibles from business combinations and other expenses.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenues

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Revenues:
Subscription	$1,755,174	$1,239,762	42%
Professional services and other	138,201	129,639	7%
Total revenues	$1,893,375	$1,369,401	38%
Percentage of revenues:
Subscription	93%	91%
Professional services and other	7%	9%
Total	100%	100%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Subscription revenues increased $515.4 million during the nine months ended September 30, 2018 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $89.3 million and $54.1 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the nine months ended September 30, 2018 and 2017, respectively.

Subscription revenues consist of the following:

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Service management products	$1,490,283	$1,094,765	36%
ITOM products	264,891	144,997	83%
Total subscription revenues	$1,755,174	$1,239,762	42%

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

Professional services and other revenues increased $8.6 million during the nine months ended September 30, 2018 compared to the same period in the prior year, due to an increase in services provided to our growing customer base.

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% and 32% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. As a result, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 had a favorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2018 at the exchange rates for the nine months ended September 30, 2017 rather than the actual exchange rates in effect during the period, our subscription revenues would have been $34.9 million lower and our reported professional services and other revenues would have been $3.0 million lower.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$303,918	$228,046	33%
Professional services and other	150,578	137,652	9%
Total cost of revenues	$454,496	$365,698	24%
Gross profit (loss) percentage:
Subscription	83%	82%
Professional services and other	(9%)	(6%)
Total gross profit percentage	76%	73%
Gross profit	$1,438,879	$1,003,703
Headcount (at period end)
Subscription	1,121	886	27%
Professional services and other	641	555	15%
Total headcount	1,762	1,441	22%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

 Cost of subscription revenues increased $75.9 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $24.4 million in personnel-related costs excluding stock-based compensation, an increase of $10.7 million in stock-based compensation and an increase of $7.4 million in overhead expenses. Depreciation expense increased $15.6 million primarily due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services and technical support increased $7.6 million. In addition, data center capacity costs increased $4.0 million due to the addition of new data centers and the expansion of existing data centers, amortization of intangibles increased $3.1 million as a result of acquisitions and outside services costs increased $1.9 million due to an increase in contractors to support our subscription revenues.

Our subscription gross profit percentage was 83% and 82% for the nine months ended September 30, 2018 and 2017, respectively, due to improved data center utilization and economies of scale. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our the subscription gross profit percentage for each of the nine months ended September 30, 2018 and 2017.

Cost of professional services and other revenues increased $12.9 million during the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $11.4 million in personnel-related costs excluding stock-based compensation, an increase of $2.8 million in stock-based compensation and an increase of $2.2 million in overhead expenses. The increase in cost of professional services and other revenues was partially offset by a decrease in outside services costs of $3.0 million, primarily due to a decrease in professional services performed by contracted third-party partners.

Our professional services and other gross loss percentage increased to 9% for the nine months ended September 30, 2018, from 6% for the nine months ended September 30, 2017, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products.

The general weakening of the U.S. Dollar relative to other major foreign currencies from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 had an unfavorable impact on our cost of revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2018 at the exchange rates for the nine months ended September 30, 2017 rather than the actual exchange rates in effect during the period, our cost of revenues would have been $3.5 million lower.

Sales and Marketing

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$883,893	$643,998	37%
Percentage of revenues	47%	47%
Headcount (at period end)	2,890	2,279	27%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Sales and marketing expenses increased $239.9 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $88.8 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $44.6 million in stock-based compensation and an increase of $21.5 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $39.6 million for the nine months ended September 30, 2018 compared to the same period in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Amortization expenses associated with commissions and third-party referral fees, including their related payroll taxes and fringe benefits amounted to 6% of subscription revenues for each of the nine months ended September 30, 2018 and 2017. Outside services costs increased $9.3 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our sales and marketing functions. Marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and market data, increased $21.8 million during the nine months ended September 30, 2018 compared to the same period in the prior year. Expenses related to our annual Knowledge user conference, net of proceeds increased $6.8 million due to a 21% year-over-year increase in registrations. Loss from write-off of property and equipment increased $4.6 million and expenses related to software subscription increased $2.9 million during the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to write off of internal-use and subscription software.

The general weakening of the U.S. Dollar relative to other major foreign currencies from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 had an unfavorable impact on our sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2018 at the exchange rates in effect for the nine months ended September 30, 2017 rather than the actual exchange rates in effect during the period, our sales and marketing expenses would have been $8.1 million lower.

Research and Development

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Research and development	$380,839	$272,959	40%
Percentage of revenues	20%	20%
Headcount (at period end)	1,860	1,322	41%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Research and development expenses increased $107.9 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $58.2 million in personnel-related costs excluding stock-based compensation, an increase of $30.3 million in stock-based compensation and an increase $14.6 million in overhead expenses. Research and development expenses also an increase $3.1 million due to an increase in data center capacity costs and depreciation of infrastructure hardware equipment that is used solely for research and development purposes.

The impact from the foreign currency movements from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 is not material to research and development expenses.

General and Administrative

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
General and administrative	$216,851	$150,242	44%
Percentage of revenues	11%	11%
Headcount (at period end)	1,149	853	35%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

General and administrative expenses increased $66.6 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $31.6 million in personnel-related costs excluding stock-based compensation and an increase of $24.5 million in stock-based compensation. Outside services costs increased $6.3 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our administrative function. Additionally, charitable contributions increased $2.0 million during the nine months ended September 30, 2018 compared to the same period in the prior year.

The impact from the foreign currency movements from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 is not material to general and administrative expenses.

Stock-based Compensation

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$36,604	$25,860	42%
Professional services and other	24,310	21,548	13%
Sales and marketing	169,283	124,650	36%
Research and development	97,905	67,624	45%
General and administrative	73,207	48,695	50%
Total stock-based compensation	$401,309	$288,377	39%
Percentage of revenues	21%	21%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Stock-based compensation increased $112.9 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Interest Expense

	Nine Months Ended September 30,		% Change
	2018	2017
	(dollars in thousands)
Interest expense	$(43,795)	$(36,581)	20%
Percentage of revenues	(2%)	(3%)

Interest expense increased $7.2 million during the nine months ended September 30, 2018 compared to the same period in the prior year, due to the increase in the aggregate amount of convertible debt and associated amortization expense of debt discount and issuance costs related to the 2022 Notes issued in May and June 2017, partially offset by the decrease related to the early conversions of the 2018 Notes.

Interest Income and Other Income (Expense), net

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Interest income	$22,056	$10,930	102%
Foreign currency exchange gain (loss), net of derivative contracts	6,304	(11,194)	(156%)
Gain on marketable equity securities	19,257	—	NM
Loss on early note conversions	(4,067)	—	NM
Other	1,970	87	NM
Interest and other income (expense), net	$45,520	$(177)	NM
Percentage of revenues	2%	1%

NM - Not meaningful.

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Interest income and other income (expense), net increased $45.7 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to $19.3 million of realized gains relating to changes in the market value of our marketable equity securities resulting from the adoption of ASU 2016-01. Refer to Note 2 for further details. Interest income and other income (expense), net also increased $17.5 million due to fluctuations in foreign currency exchange rates, net of the effect of our foreign currency derivative contracts, and interest income increased $11.1 million due to higher cash and investment balances and higher yields on our invested balances for the nine months ended September 30, 2018, partially offset by a $4.1 million loss recorded on early note conversions.

Benefit from Income Taxes

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Loss before income taxes	$(40,979)	$(100,254)	(59%)
Benefit from income taxes	(7,260)	(754)	NM
Effective tax rate	18%	1%

NM - Not meaningful.

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our effective tax rate was 18% for the nine months ended September 30, 2018 compared to 1% for the nine months ended September 30, 2017, primarily due to the one-time indirect tax benefit of Topic 606 on income taxes associated with intercompany adjustments offset by our loss from operations.

Net Loss

	Nine Months Ended September 30,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Net loss	$(33,719)	$(99,500)	(66%)
Percentage of revenues	(2%)	(7%)

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Net loss decreased $65.8 million for the nine months ended September 30, 2018 compared to the same period in the prior year due to the adoption of Topic 606, which required us to record a one-time indirect tax benefit of $23.1 million, and $19.3 million in realized gain on marketable equity investments that we sold during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of September 30, 2018, our principal sources of liquidity were $1.6 billion in cash and cash equivalents and short-term investments, of which $274.5 million represented cash held by foreign subsidiaries and $270.5 million was denominated in currencies other than U.S. Dollar. In addition, we had $457.6 million in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 and September 30, 2018. Therefore, the 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible at the holders’ option through December 31, 2018. Through the filing date, we have not received any conversion requests for our 2022 Notes.

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

During the nine months ended September 30, 2018, we paid cash to settle $413.2 million principal amount of the 2018 Notes and recorded a loss on early note conversions of $4.1 million. The loss on early note conversions for the three months ended September 30, 2018 was not material. As a result of the settlements, we also recorded a $6.4 million net reduction to additional paid-in capital, reflecting $554.4 million fair value adjustments to the conversion option settled, offset by a $548.0 million benefit from the 2018 Note Hedge. For conversion requests received on or after the July 1, 2018 Convertible Date for the 2018 Notes, the remaining principal amount of the 2018 Notes of $161.8 million was settled in cash on the maturity date, which was November 1, 2018.

Based on the stock price as of September 30, 2018, we expect to issue additional shares in the first half of 2019 upon the exercise of the 2018 Warrants. The number of shares to be issued depends on the stock price over a 60 trading day period beginning on the first expiration date of the 2018 Warrants, which is February 1, 2019. Because exercises of the 2018 Warrants will be net share settled, there will not be an impact on our liquidity. Refer to Note 11 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs, including the repayment of our Notes, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets, intangibles, and investments in office facilities, to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek additional equity or debt financing.

	Nine Months Ended September 30,
	2018	2017
		*As Adjusted
	(dollars in thousands)
Net cash provided by operating activities	$521,477	$458,157
Net cash used in investing activities	(100,283)	(365,664)
Net cash (used in) provided by financing activities	(433,107)	586,118
Net (decrease) increase in cash, cash equivalents and restricted cash, net of foreign currency effect	(21,506)	704,376

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

Net cash provided by operating activities was $521.5 million for the nine months ended September 30, 2018 compared to $458.2 million for the nine months ended September 30, 2017. The increase in operating cash flow was primarily due to a decrease in net loss of $65.8 million. The remaining change was due to an unfavorable impact on operating cash flow from changes in operating assets and liabilities, offset by an increase in non-cash adjustments to reconcile net loss to net cash provided by operations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $100.3 million compared to $365.7 million for the nine months ended September 30, 2017. The decrease in cash used in investing activities was mainly due to a $291.7 million decrease in net purchases of investments, partially offset by a $20.5 million increase in capital expenditures related to purchases of infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth and a $7.4 million increase in purchase of other intangibles.

Financing Activities

Net cash used in financing activities was $433.1 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $586.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we had $698.2 million in net proceeds from issuance of the 2022 Notes and the related note hedge and warrant transactions, and used $55.0 million in cash to repurchase shares of our common stock. During the nine months ended September 30, 2018, we had additional financing cash outflows of $311.5 million relating to the repayments of the 2018 Notes attributable to principal and $90.1 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $23.7 million increase in proceeds from employee equity plans.

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

Subscription revenues

Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. For our cloud services, we recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration and are generally non-cancelable and without any refund-type provisions. We typically invoice our customers annually in advance for our subscription services upon execution of the initial contract or subsequent renewal, and our invoices are typically due within 30 days from the invoice date.

Subscription revenues also include revenues from self-hosted offerings in which customers deploy, or we grant customers the option to deploy without significant penalty, our subscription service internally or contract with a third party to host the software. For these contracts, we account for the software element and the related support and updates separately as they are distinct performance obligations (Refer to the discussion below related to contracts with multiple performance obligations for further details). The transaction price is allocated to separate performance obligations on a relative standalone selling price (SSP) basis. Transaction price allocated to the software element is recognized upon delivery, which is when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales force and referral fees paid to independent third-parties. Capitalized sales commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. On initial and expansion contracts, commissions and referral fees are primarily deferred and amortized over a period of benefit that we have determined to be five years. On renewal contracts, commissions are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenue for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. The determination of the period of benefit requires significant judgment by taking into consideration our customer contracts, our technology life cycle and other factors. We include amortization of deferred commissions in sales and marketing expense in our condensed consolidated statements of comprehensive income (loss).

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

These derivative contracts include forward contracts entered into with various counterparties and are not designated as hedging instruments under applicable accounting standard. As such, all changes in the fair value of the derivative contracts are reported in Interest income and other income (expense), net in our consolidated statements of operations. These derivative contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities, and cash flows from such derivative contracts are classified as operating activities.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, including personally identifiable information, protected health information and credit card and other financial information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached as a result of employee error or third-party actions, including unintentional events or deliberate attacks by cyber criminals, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. In addition, third parties may attempt to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data, and we may be the target of email scams that attempt to acquire personal information or company assets. Additionally, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss. Moreover, computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our and our third-party service providers’ systems in the past and may occur on these systems in the future. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, as cyber-security threats develop, evolve, and grow more complex over time, it may be necessary to make significant further investments to protect data and infrastructure. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, the triggering of service availability, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological, market and customer developments, our competitive position and business prospects may be harmed.

The markets in which we compete continue to evolve rapidly, and the pace of innovation will continue to accelerate, as public and private cloud solutions and infrastructure, massively scalable databases, mobile, workflow, consumer product-like user experiences, social, collaboration, machine learning, artificial intelligence, internet connected devices, robotic automation, security, cryptography, development tools and other digital technologies increasingly become the basis for customer purchases. At the same time, our customers and prospective customers are either facing their own competitive imperatives to adopt digital technologies, or have been built on fully digital, modern IT technologies, resulting in the ongoing disruption of almost every sector of the global economy. Acquisitions, integrations and consolidation by and among companies in our industry may further accelerate changes in the markets in which we participate. Accordingly, to compete effectively in our rapidly changing markets, we must: identify and innovate in the right emerging technologies among the many in which we could make investments knowing that we cannot make substantial investments in all of them; accurately predict our customers’ changing business needs and priorities, including their technology infrastructures and buying practices; successfully deliver new platform and database technologies and products that scale to meet these needs and priorities; efficiently integrate with other technologies within our customers’ digital environments; profitably market and sell products to companies in markets where our sales and marketing teams have less experience, including to fully digital companies built on modern IT technologies that have historically not been strong buyers of ITSM and ITOM products like ours; and effectively deliver, either directly or through our ecosystem of partners, the business process planning, IT systems architecture planning, and product implementation services that our customers require to be successful. If we fail to meet any of these requirements, our competitive position and business prospects may be harmed.

Delays in the release of, or actual or perceived defects in, new or updated products may slow the adoption of our most recent technologies, reduce our ability to efficiently provide our services, decrease customer satisfaction, increase our vulnerability to cyber attacks, and adversely impact sales of additional products to our customers.

We must successfully continue to release new products and updates to existing products. The success of any release depends on a number of factors, including our ability to manage the risks associated with quality or other defects or deficiencies, delays in the timing of releases or the adoption of releases by customers, and other complications that may arise during the early stages of introduction. If releases are delayed or if customers perceive that our releases contain bugs or other defects or are otherwise difficult to implement, customer adoption of our new products or updates may be adversely impacted, customer satisfaction may decrease, our ability to efficiently provide our services may be reduced, and our growth prospects may be harmed.

Various factors, including our customers’ business, integration, migration and security requirements, or errors by us or our partners, may cause implementations of our products to be delayed, inefficient or otherwise unsuccessful.

Our business depends upon the successful implementation of our products by our customers. Increasingly, we, as well as our customers, rely on our network of partners to deliver implementation services, and there may not be enough qualified implementation partners available to meet customer demand. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us or our partners, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in the functional requirements of our customers, delays in timeline, or deviation from recommended best practices may occur during the course of an implementation project. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned or fail to meet our customers’ expectations, which may delay our ability to sell additional products or result in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Unsuccessful, lengthy, or costly customer implementation and integration projects could result in claims from customers, harm to our reputation, and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and operating results.

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

Our operating results may vary significantly from period to period as a result of various factors, some of which are beyond our control. For any quarterly or annual period, there is a risk that our financial performance will not meet the financial guidance we have previously given for that period, or that we may otherwise fail to meet the financial performance expectations of the securities analysts who issue reports on our company and our common stock price, or of investors in our common stock. There is also a risk that we may issue forward-looking financial guidance for a quarterly or annual period that fails to meet the expectations of such securities analysts or investors. If any of the foregoing occurs, for any reason either within or outside of our control, the price of our common stock could decline substantially and investors in our common stock could incur substantial losses. Some of the important factors that may cause our revenues, operating results and cash flows to vary widely, or cause our forward-looking financial guidance to fall below the expectations of such securities analysts or investors, include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	changes in our mix of products and services, including changes in our mix of cloud and self-hosted offerings;

•	changes in foreign currency exchange rates and our ability to effectively hedge our foreign currency exposure;

•	the rate of expansion and productivity of our sales force;

•	the number of new employees added;

•	the cost, timing and management effort for our development of new products and services;

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

•	changes in laws or regulations impacting the delivery of our services;

•	our ability to comply with privacy laws and regulations, including the General Data Protection Regulation (the GDPR) and the California Consumer Privacy Act (the CCPA);

•	the amount and timing of equity awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

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

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements for the year ended December 31, 2017. Our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts and could materially affect our tax obligations and effective tax rate. Such analysis may be affected by additional regulatory guidance issued by the applicable tax authorities, clarifications in accounting treatment, additional analysis on the application of the law, and refined estimates in calculating the impact of the Tax Act. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our provisional estimates on the effect of the Tax Act. Through September 30, 2018, we did not have any significant adjustments to our provisional amounts. The accounting for the tax effects of the Tax Act will be completed later in 2018.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

We prepare our financial statements in accordance with GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which became effective for our interim and annual periods beginning January 1, 2018. Topic 606 superseded nearly all prior revenue recognition standards under GAAP. Under the Topic 606 standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Topic 606 has had a material impact on the timing of revenue and expense recognition for our contracts related to self-hosted offerings and on our deferred commissions asset and the related amortization expense. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on Topic 606 and its impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems and internal controls, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

We recently began using derivative instruments, such as foreign currency forwards, to hedge certain exposures to fluctuations in foreign currency exchange rates. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. Further, unanticipated changes in currency exchange rates may result in poorer overall financial performance than if we had not engaged in any such hedging transactions. Moreover, for a number of reasons, including our limited experience with these hedging contracts, we may not seek or be able to establish a perfect correlation between such hedging instruments and the exposures being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

The markets in which we participate are intensely competitive, and if we do not compete effectively our business and operating results will be adversely affected.

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures and new technologies and competitors enter the market, we expect competition to intensify. We compete primarily with large, well-established, enterprise application software vendors, in-house solutions, large integrated systems vendors, established and emerging cloud vendors and vendors of products and services for development operations. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to our enterprise cloud solutions. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services. Acquisitions, integrations and consolidation by and among other companies in our industry may allow potential competitors to offer integrated or bundled products, enhanced functionality, or other advantages, which may impact our competitive position. We have expanded the breadth of our services to include offerings in the markets for IT operations management, customer service management, security operations management, HR service delivery and use of our platform by developers of custom applications. As a result, we expect increasing competition from platform vendors and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. We expect that smaller competitors and new entrants may accelerate pricing pressures, including in the IT service management market, which is our more mature offering and from which we derive the substantial majority of our revenues. For all of these reasons, we may not be able to compete successfully, and competition could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain market acceptance, any of which could harm our business.

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

Sales outside of North America represented approximately 33% and 34% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 34% and 32% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new Global 2000 customers, a factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established, as compared to North America, Australia and areas within Western Europe. An increasing proportion of the Global 2000 companies and large enterprise customers that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel and managing foreign operations.

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

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the collection, transfer, processing, storage or use of personal data could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the European Union (the EU) and United States agreed to a framework to facilitate the transfer of data from the EU to the United States, called Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or private parties. Additionally, in 2016 the EU adopted the GDPR, which took effect on May 25, 2018 and established new requirements applicable to the handling of personal data. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. In addition, in June 2018 the CCPA was signed into law, which takes effect in January 2020 and broadly defines personal information and provides California consumers increased privacy rights and protections.

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

A portion of our sales are to governmental agencies, and we have made, and may continue to make, significant investments to support future sales opportunities in the government sector. A substantial majority of our sales to date to government entities have been made indirectly through our distribution and reseller partners. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our services. Selling to these entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Furthermore, engaging in sales activities to foreign governments introduces additional compliance risks specific to the Foreign Corrupt Practices Act, the UK Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate. Government and highly regulated entities often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time consuming and expensive to satisfy. Government and highly regulated entities may also have statutory, contractual, or other legal rights to terminate contracts with our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our future operating results. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers or regulators. Even if we do meet them, the additional costs associated with providing our services to government and highly regulated customers could harm our margins. Moreover, changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our services to them and to grow or maintain our customer base.

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

The Sarbanes-Oxley Act requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses. New accounting principles, such as the new revenue recognition standards that became effective for us beginning January 1, 2018, require significant changes to our existing processes and controls. We may not be able to effectively implement system and process changes required for new standards on a timely basis. Any delays or failure to update our systems and processes could also lead to a material weakness or significant deficiency.

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

Risks Related to Our Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle conversions of the 2022 Notes in cash or to repurchase the 2022 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2022 Notes.

Holders of the 2022 Notes have the right to require us to repurchase all or a portion of their 2022 Notes upon the occurrence of a fundamental change (as defined in the indenture for the 2022 Notes) at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, if a make-whole fundamental change (as defined in the indenture for the 2022 Notes) occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such make-whole fundamental change. Upon conversion of the 2022 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 2022 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2022 Notes surrendered therefor or pay cash with respect to the 2022 Notes being converted.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2022 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2022 Notes when due. Furthermore, the indenture for the 2022 Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2022 Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the 2022 Notes.

In addition, our ability to repurchase or to pay cash upon conversion of the 2022 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2022 Notes at a time when the repurchase is required by each indenture or to pay cash upon conversion of the 2022 Notes as required by the indenture would constitute a default. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Notes , or to pay cash upon conversion of the 2022 Notes.

The conditional conversion feature of the 2022 Notes may adversely affect our financial condition and operating results.

Prior to the business day immediately preceding February 1, 2022 and July 1, 2018, for the 2022 Notes and 2018 Notes, respectively, the holders of the 2022 Notes and 2018 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18, in the case of the 2022 Notes, or $96.04, in the case of the 2018 Notes (in each case, the Conversion Condition). The Conversion Condition was met for the 2018 Notes during the three months ended June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018. Accordingly, the 2018 Notes were convertible at the holders’ option during each of the three months ended September 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2018. During the nine months ended September 30, 2018, we paid cash to settle $413.2 million principal amount of the 2018 Notes and recorded a loss on early note conversions of $4.1 million. The loss on early note conversions for the three months ended September 30, 2018 was not material. As a result of the settlements, we also recorded a $6.4 million net reduction to additional paid-in capital, reflecting $554.4 million fair value adjustments to the conversion option settled, offset by a $548.0 million benefit from the convertible note hedge transaction entered in connection with the sale of the 2018 Notes. For conversion requests received on or after the July 1, 2018 Convertible Date for the 2018 Notes, the remaining principal amount of the 2018 Notes of $161.8 million was settled in cash on the maturity date, which was November 1, 2018.

The Conversion Condition was met for the 2022 Notes during the three months ended June 30, 2018 and September 30, 2018. Therefore, the 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible at the holders’ option through December 31, 2018. If one or more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by noteholders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes and 2018 Notes, we entered into convertible note hedge (the 2022 Note Hedge and 2018 Note Hedge, respectively) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the 2022 Warrants and 2018 Warrants, respectively). The 2018 Note Hedge offset the dilution and cash payments in excess of the principal amount of the converted 2018 Notes and expired upon the maturity date of the 2018 Notes, which was November 1. 2018. The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2022 Warrants or 2018 Warrants, which is $203.40 and $107.46, respectively. Based on the stock price as of September 30, 2018, we expect to issue additional shares in the first half of 2019 upon the exercise of the 2018 Warrants. As the warrants will be net share settled, the number of shares we will issue depends on the stock price over a 60 trading day period beginning on the first expiration date of the 2018 Warrants, which is February 1, 2019. Based on the stock price as of September 30, 2018, the number of shares to be issued upon exercise of the 2018 Warrants would be approximately 3.5 million.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2022 Notes (and are likely to do so during any observation period related to a conversion of the 2022 Notes, or following any repurchase of the 2022 Notes by us on any fundamental change repurchase date (as defined in the indentures for the 2022 Notes) or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2022 Notes, which could affect note holders’ ability to convert the 2022 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2022 Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the 2022 Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2022 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2022 Notes (and as a result, the value of the consideration, the amount of cash and/or the number of shares, if any, that note holders would receive upon the conversion of any 2022 Notes) and, under certain circumstances, the ability of the note holders to convert the 2022 Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2022 Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the 2022 Note Hedge.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the 2022 Note Hedge. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

Provisions in our charter documents, Delaware law, our 2022 Notes might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

Further, the fundamental change provisions of our 2022 Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change.

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

SERVICENOW, INC.

Date: November 7, 2018	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 7, 2018	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer
(As Principal Financial and Accounting Officer)