Form 10-K
period 2018-12-31
ServiceNow, Inc.
filed 2019-02-27
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 29, 2018, the aggregate market value of its shares (based on a closing price of $172.47 per share on June 29, 2018 as reported on the New York Stock Exchange) held by non-affiliates was approximately $21.0 billion.
As of January 31, 2019, there were approximately 180.5 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the Securities and Exchange Commission (SEC). While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1.	BUSINESS

ServiceNow, the company that makes work, work better for people, is a leading provider of enterprise cloud computing services that define, structure, manage and automate digital workflows for global enterprises. We deliver digital workflows that help our customers create great experiences and unlock productivity. Our Now Platform enables enterprise-wide experiences and productivity by simplifying and streamlining processes across systems, functions and departments. Our product portfolio focuses on delivering better information technology (IT), employee and customer workflows, and enabling our customers to build any workflow application that makes sense for their business.

Historically, our focus was on solving challenges found in enterprise IT departments, and we pioneered the use of the cloud to deliver IT service management applications. The digital workflow platform we built to solve these challenges has applications throughout the enterprise. In addition to our IT service management applications, we now provide digital workflow products for customer service, human resources, security operations, integrated risk management (including compliance, risk, and audit) and other enterprise departments where a patchwork of semi-automated and manual processes had been used in the past. Using our cloud services, users can easily request business services from these departments, actions and responses can be automated within the enterprise, the quality of service provided by these departments improves, and overall the business runs more efficiently.

All of our cloud services are built on our proprietary platform, the Now Platform®, which features one code base and one data model. It enables customers to easily create, by themselves or with our partners, their own service-oriented business applications across the enterprise. We primarily deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed.

We market our services to enterprises in a wide variety of industries, including consumer products, education, financial services, government, health care, IT services and technology. We sell our subscription services primarily through direct sales and, to a lesser extent, through indirect channel sales. We also offer a portfolio of professional and other services, both directly and through our network of partners.

We were incorporated as Glidesoft, Inc. in California in June 2004 and changed our name to Service-now.com in February 2006. In May 2012, we reincorporated in Delaware as ServiceNow, Inc.

Our Products

Our portfolio of products supports critical aspects of our customers’ digital transformation process. These products, when implemented alone or together, deliver value to our customers across three workflows: IT, Employee, and Customer. As shown below, certain products that are applicable throughout the enterprise may be purchased by customers to support multiple workflows.

The Now Platform

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

Among the most popular services that our platform supports are workflow automation, electronic service catalogs and portals, configuration management systems, data benchmarking, performance analytics, mobile experience, encryption and collaboration and development tools.

Our Now Platform App Engine also enables developers across the enterprise to create, test and deploy their own applications within an integrated development environment while leveraging the single data model and common services of our platform.

Information Technology (IT) Service Management

Our IT Service Management (ITSM) product suite defines, structures, consolidates, manages and automates IT services that are offered to an enterprise’s employees, customers and partners. Among its capabilities, our ITSM product suite records incidents, remediates problems and automates routine tasks. For example, we enable our customers to provide service portals where their employees can request IT services, order software and hardware, and submit IT incidents.

IT Operations Management

Our IT Operations Management (ITOM) product suite connects a customer’s physical and cloud-based IT infrastructure with our applications and platform. It identifies a customer’s IT infrastructure components (e.g., servers) and associated business services (e.g., email) which are dependent upon that infrastructure. It also maintains a single data record for all IT configurable items, which allows our customers to exercise control over their on-premises or cloud-based infrastructures and orchestrate key processes and tasks.

IT Business Management

Our IT Business Management (ITBM) product suite enables customers to manage their IT priorities, including the scope and cost of IT projects, the development of software related to those projects and the overall management of the customer’s IT project portfolio.

IT Asset Management

Our IT Asset Management (ITAM) product automates customers’ IT asset lifecycles with workflows, tracking the financial, contractual and inventory details of IT and non-IT assets throughout their lifecycles.

Enterprise Development Operations

Our enterprise development operations product provides solutions across a developers’ toolchain and integrates with the leading solutions to provide a single dashboard of planning, development, testing, deployment and operations.

Security Operations

Our security operations product connects with third-party and other sources of security alerts from a customer’s infrastructure to prioritize and respond to incidents and vulnerabilities according to their potential impact on a customer’s business. Security operations management capabilities include security incident management, threat enrichment intelligence, vulnerability response management and security incident intelligence sharing.

Governance, Risk and Compliance

Our governance, risk and compliance product creates a common set of policies and controls to help our customers meet the requirements of an ever-expanding regulatory environment, and allows our customers to monitor risk and compliance events in real time to take action to remediate and mitigate risks.

HR Service Delivery

Our human resources (HR) service delivery product defines, structures, consolidates, manages and automates HR services related to employee requests. HR service delivery capabilities include HR case management, employee self-service, knowledge management and management of employee lifecycle events across multiple departments such as onboarding, transfers and off-boarding. For example, tasks that start in HR but require action from other departments, such as new hire equipment selection and fulfillment, can be easily automated and orchestrated.

Customer Service Management

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

Field Service Management

Our field service management application allows field service agents to be effectively assigned, deployed and managed on the same underlying customer service management platform that created and managed the customer incident.

Professional Services

Our professional services help drive our customers’ business objectives and derive value from their ServiceNow investment. Our professional services include customer success management, which provides advisory services to our customers for a fee, and also include process design, implementation,configuration, and optimization services. We also offer strategic services to customers embarking on significant business transformations to reimagine their service management strategy and roadmap – from first insight to final implementation. Our network of partners also provides professional services and training to our customers.

We provide an expansive portfolio of training and certification programs across IT, HR, customer service, and other departments. Flexible training options, plus topic- and role-based content, help engage our customers’ employees, optimize business processes and enhance efficiency to increase the value customers derive from their use of our services.

Customer Support

As part of their subscription, customers receive support 24 hours a day, seven days a week around the globe, from technical resources located in the United States and internationally. We also offer self-service technical support through our support portal, which provides access to documentation, knowledge base articles, online training, online support forums and online incident filing.

Our Technology and Operations

We designed our cloud-based services to support global enterprises. We operate a multi-instance architecture that provides each customer with its own dedicated application logic and database. This architecture is designed to deliver high-availability, scalability, performance, security and ease of upgrading. We have a standardized Java-based development environment, with the majority of our software written in industry-standard software programming languages. Our cloud infrastructure primarily consists of industry-standard servers, networks and storage components. Our operating system and databases are Linux, and MySQL and MariaDB.

Our data centers operate in paired configurations to enable replication for high-availability and redundancy. We currently operate data centers in Australia, Brazil, Canada, Germany, Hong Kong, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States, and continuously evaluate our data center operations and capacity in existing and new geographies.

We offer customers the option to deploy our services on dedicated hardware in our data centers. Our architecture also gives us the added flexibility to allow customers the option of deploying our services internally or under contract with a third party to host the software in order to support unique regulatory or security requirements, and, while there are some limitations on agility and flexibility as compared to our cloud offering, a minority of our customers have elected this alternative. The customer support we provide for self-hosted customers is similar to the support we provide to customers deployed in our own managed data centers.

Sales and Marketing

We sell our services primarily through our global direct sales organization. Additionally, we sell such services indirectly through resale partners, particularly in less developed markets.

Our marketing efforts and lead generation activities consist primarily of customer referrals, Internet advertising (including via our website), trade shows, industry events and press releases. We also host our annual Knowledge user conference, webinars and other user forums where customers and partners both participate in and present on a variety of programs designed to help accelerate their success with our services.

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

Customers

We primarily sell our services to large enterprise customers. We host and support large enterprise-wide deployments for our customers. As of December 31, 2018, we had approximately 5,400 enterprise customers. Our customers operate in a wide variety of industries, including consumer products, education. financial services, government, health care, IT services and technology. No single customer accounted for more than 10% of our revenues for any of the periods presented.

Backlog

Total backlog consists of unbilled backlog, deferred revenue and customer deposits. Unbilled backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be invoiced under our existing agreements and are not included in the deferred revenue or customer deposits on our consolidated balance sheets. For information regarding our total backlog, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Business Metrics–Total backlog” in Item 7 of Part II in this Annual Report on Form 10-K.

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

Acquisitions and Investments

In addition to continuing to invest in our own research and development efforts, we have made acquisitions and investments in the past and will continue to assess opportunities for strategic acquisitions and investments to complement our technology and skill sets and expand our product reach. We are focused on building out our platform and products through both acquisitions and investments that will satisfy growing customer needs.

Competition

The markets for our solutions generally are rapidly evolving and highly competitive, with relatively low barriers to entry. As the markets in which we operate continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:
•large, well-established, enterprise application software vendors;
•solutions developed in-house by our potential customers or using integrations with other tools;
•large integrated systems vendors;
•infrastructure-as-a-service and platform-as-a-service providers;
•established and emerging cloud vendors; and
•vendors of products and services for development operations.

Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud solution. Accordingly, we compete with both cloud-based and traditional enterprise application software vendors. Our competitors vary in size and in the breadth and scope of the products and services offered. As we continue to expand the breadth of our services to include offerings for service domains outside of IT, we expect increasing competition from platform and application development vendors focused on these other markets.

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

We continue to grow our patent portfolio and IP rights around the world that relate to our platform, applications, services, research and development and other activities, and our success depends in part upon our ability to protect our core technology and IP. We have over 600 U.S. and foreign patents, including patents acquired from third parties, and over 500 pending patent applications. We do not believe that our proprietary technology is dependent on any single patent or other IP right or groups of related patents or IP rights. We file patent applications to protect our IP and have in the past and may in the future acquire additional patents, patent portfolios, or patent applications. However, we cannot be certain that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of value or applicability. In addition, any patents that have been or may be issued or acquired may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services that provide features and functionality that are similar to our solutions. Policing unauthorized use of our technology is difficult. The laws of the countries in which we market our services may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop services equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from utilizing their developments to compete with us. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

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

Employees

As of December 31, 2018, we had 8,154 full-time employees worldwide, including 1,835 in cloud operations, professional services, training and customer support, 3,061 in sales and marketing, 2,080 in research and development and 1,178 in general and administrative roles. None of our U.S. employees is represented by a labor union with respect to his or her employment. Employees in certain European countries are represented by workers’ councils and also have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be very good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

Available Information

You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at www.servicenow.com/company/investor-relations/sec-filings.html as soon as reasonably practicable following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing and our references to the URLs for these websites are intended to be inactive textual references only.

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

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for service management matures and new technologies and competitors enter the market, we expect competition to intensify. Our current competitors include:
•large, well-established, enterprise application software vendors;
•solutions developed in-house by our potential customers or using integrations with other tools;
•large integrated systems vendors;
•infrastructure-as-a-service and platform-as-a-service providers;
•established and emerging cloud vendors; and
•vendors of products and services for development operations.

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

The markets in which we compete continue to evolve rapidly, and the pace of innovation will continue to accelerate, as public and private cloud solutions and infrastructure, massively scalable databases, mobile, workflow, consumer product-like user experiences, social, collaboration, machine learning, artificial intelligence, internet connected devices, robotic automation, security, cryptography, development tools, and other digital technologies increasingly become the basis for customer purchases. At the same time, our customers and prospective customers are either facing their own competitive imperatives to adopt digital technologies, or have been built on fully digital, modern IT technologies, resulting in the ongoing disruption of almost every sector of the global economy. Acquisitions, integrations and consolidation by and among companies in our industry may further accelerate changes in the markets in which we participate. Accordingly, to compete effectively in our rapidly changing markets, we must: identify and innovate in the right emerging technologies among the many in which we could make investments knowing that we cannot make substantial investments in all of them; accurately predict our customers’ changing business needs and priorities, including their technology infrastructures and buying practices; successfully deliver new platform and database technologies and products that scale to meet these needs and priorities; efficiently integrate with other technologies within our customers’ digital environments; profitably market and sell products to companies in markets where our sales and marketing teams have less experience, including to fully digital companies built on modern IT technologies that have historically not been strong buyers of ITSM and ITOM products like ours; and effectively deliver, either directly or through our ecosystem of partners, the business process planning, IT systems architecture planning, and product implementation services that our customers require to be successful. If we fail to meet any of these requirements, our competitive position and business prospects may be harmed.

Global economic conditions may harm our industry, business and results of operations.

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. From time to time, the United States and other key international economies have been impacted by geopolitical and economic instability, high levels of credit defaults globally, international trade disputes, falling demand for a variety of goods and services, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, international trade agreements, trade restrictions and overall uncertainty with respect to the economy. These conditions can arise suddenly and affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In 2019, for example, the growth rate in the economy of the EU, China, or the US, trade relations between the US and China, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, in connection with the June 2016 referendum by British voters to exit the EU (Brexit), the United Kingdom (the UK) and the EU announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the UK until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and a “hard” exit of Britain from the European Union (hard Brexit) would occur on March 29, 2019. Although the terms of the UK’s future relationship with the EU are still unknown, it is possible that there will be a serious disruption of the E.U. financial services leading to global economic consequences and increased regulatory and legal complexities, including potentially divergent national laws and regulations between the UK and the EU. The UK’s exit from the EU may also cause disruption or create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased costs or operational challenges.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, including personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached as a result of employee error or third-party actions, including unintentional events or deliberate attacks by cyber criminals, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. In addition, third parties may attempt to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data, and we may be the target of email scams that attempt to acquire personal information or company assets. Additionally, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss. Moreover, computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our and our third-party service providers’ systems in the past and may occur on these systems in the future. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, as cyber-security threats develop, evolve, and grow more complex over time, it may be necessary to make significant further investments to protect data and infrastructure. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, the triggering of service availability, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

Further, in most instances, our customers administer access to the data held in their particular instance for their own employees and service providers. We offer tools and support for what we believe are best practices to maintain security utilizing our services, but customers are not required to utilize those tools or follow our suggested practices. As a result, or for other reasons, a customer may suffer a cyber-security event on its own systems, unrelated to our own, and as a result of that event, a malicious actor could obtain access to the customer’s information held on our platform. Even if such a breach is unrelated to our own security programs or practices, that breach could result in our incurring significant economic and operational costs in investigating, remediating, eliminating and putting in place additional tools and devices to further protect our customers from their own vulnerabilities, and could also result in reputational harm to us.

As our business grows, we expect our revenue growth rate to continue to decline.

We have experienced significant revenue growth in prior periods; however, our longer-term, revenue growth rate is declining, and we expect that it will continue to decline into the foreseeable future. We also expect our costs to increase in future periods as we continue to invest in our capacity to support anticipated growth. These investments may not result in increased revenues or growth in our business. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile.

We may continue to incur losses in accordance with U.S. Generally Accepted Accounting Principles (GAAP) during future periods.

Although we have recent reported quarterly results that were profitable on a GAAP basis, we have incurred net losses in all fiscal years since our inception. Even if our revenues continue to increase, we may incur losses in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unforeseen or unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result of these and other factors, we may not maintain profitability in the future, our gross margins and ability to generate cash flow from operations may be negatively impacted. If we fail to increase our revenues sufficiently to keep pace with our growing investments and other expenses, our business, operating results and growth prospects will be adversely affected.

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

Various factors, including our customers’ business, integration, migration and security requirements, or errors by us, our partners, or our customers, may cause implementations of our products to be delayed, inefficient or otherwise unsuccessful.

Our business depends upon the successful implementation of our products by our customers. Increasingly, we, as well as our customers, rely on our network of partners to deliver implementation services, and there may not be enough qualified implementation partners available to meet customer demand. Further, various factors, including our customers’ business, integration, migration and security requirements, or errors by us, our partners, or our customers, may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in the functional requirements of our customers, delays in timeline, or deviation from recommended best practices may occur during the course of an implementation project. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned or fail to meet our customers’ expectations, which may delay our ability to sell additional products or result in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Unsuccessful, lengthy, or costly customer implementation and integration projects could result in claims from customers, harm to our reputation, and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and operating results.

Disruptions or defects in our services could damage our customers’ businesses, subject us to substantial liability and harm our reputation and financial results.

From time to time, we experience defects in our services, and new defects may be detected in the future. For example, we provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may result from errors we make in delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service attacks. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world. These centers are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error or negligence. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our customers use our services to manage important aspects of their own businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty, termination for material breach or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our service level credit accruals or other increased expenses or risks of litigation. We may not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

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

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements for our services;

•	the length of the sales cycle for our services;

•	changes to our management team;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average contract term of our customer agreements, changes in timing of renewals and changes in billings duration;

•	changes in our renewal rates and expansion within our existing customers;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;

•	the impact of new accounting pronouncements;

•	changes in laws or regulations impacting the delivery of our services;

•	our ability to comply with privacy laws and regulations, including the General Data Protection Regulation (the GDPR) and the California Consumer Privacy Act (the CCPA);

•	significant litigation or regulatory actions relating to claims of intellectual property infringement, violation of privacy laws, employment matters or any other significant matter;

•	the amount and timing of equity awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

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

Additionally, our future effective tax rate could be impacted by changes in accounting principles or changes in U.S. federal, state or international tax laws or tax rulings. The U.S. enacted significant tax reform under the Tax Cuts and Jobs Act of 2017 (the Tax Act). The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our results of operations in the period issued. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Recent global tax developments applicable to multinational businesses and increased scrutiny under tax examinations could have a material impact on our business and negatively affect our financial results. Any changes in federal, state or international tax laws or tax rulings may increase our worldwide effective tax rate and harm our financial position and results of operations.

In addition, we may be subject to income tax audits by tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud computing companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on our results of operations for that period.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

We prepare our financial statements in accordance with GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (FASB), the SEC and other bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which became effective for our interim and annual periods beginning January 1, 2018. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on Topic 606 and its impact on us. If modifications to our accounting systems and internal controls implemented for the adoption of new accounting principles such as Topic 606 are insufficient, our financial position and operating results could be adversely affected.

Foreign currency exchange rate fluctuations could harm our financial results.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the announcement of Brexit adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, including uncertainty surrounding Brexit and the recent political and economic uncertainty globally.

In 2018, we began using derivative instruments, such as foreign currency forwards, to hedge certain exposures to fluctuations in foreign currency exchange rates. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. Further, unanticipated changes in currency exchange rates may result in poorer overall financial performance than if we had not engaged in any such hedging transactions. Moreover, for a number of reasons, including our limited experience with these hedging contracts, we may not seek or be able to establish a perfect correlation between such hedging instruments and the exposures being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge, and could and expose us to a greater overall risk of loss than had we not undertaken the hedging strategy.

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

Moreover, the patent portfolios of most of our competitors are larger than ours. This disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights. For example, we recorded charges for aggregate legal settlements of $270.0 million in our consolidated statement of comprehensive loss during the year ended December 31, 2016. The charge covers the fulfillment by us of all financial obligations under settlement agreements with BMC and HPE, with no remaining financial obligations to BMC or HPE under either settlement.

In any intellectual property litigation, regardless of the scope or merits of the claims at issue, we may incur substantial attorney’s fees and other litigation expenses and, if the claims are successfully asserted against us and we are found to be infringing upon the intellectual property rights of others, we could be required to: pay substantial damages and/or make substantial ongoing royalty payments; cease offering our products and services; modify our products and services; comply with other unfavorable terms, including settlement terms; and indemnify our customers and business partners and obtain costly licenses on their behalf and refund fees or other payments previously paid to us. Further, upon expiration of the term of any third-party agreements that allow us to use their intellectual property, we may be unable to renew such agreements on favorable terms, if at all, in which case we may face intellectual property litigation. The mere existence of any lawsuit, or any interim or final outcomes, and the course of its conduct and the public statements related to it (or absence of such statements) by the courts, press, analysts and litigants, could be unsettling to our customers and prospective customers and could cause an adverse impact to our customer satisfaction and related renewal rates and cause us to lose potential sales, and could also be unsettling to investors or prospective investors in our common stock and could cause a substantial decline in the price of our common stock. Accordingly, any claim or litigation against us could be costly, time-consuming and divert the attention of our management and key personnel from our business operations and harm our financial condition and operating results.

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

Sales outside of North America represented approximately 34% and 33% of our total revenues for the years ended December 31, 2018 and 2017, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory, political and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased operational and intellectual property risks, as compared to North America, Australia and areas within Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel, penetrating the target market, and/or managing foreign operations in such locales.

Risks inherent with international sales include without limitation:

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, privacy and data protection laws and regulations, including the GDPR;

•	compliance by us and our business partners with international bribery and anti-corruption laws, including the UK Bribery Act and the Foreign Corrupt Practices Act;

•	the risk that illegal or unethical activities of our local employees or business partners will be attributed to or result in liability to us or damage to reputation;

•	longer and potentially more complex sales cycles;

•	longer accounts receivable payment cycles and other collection difficulties;

•
tax treatment of revenues from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;

•	different pricing and distribution environments;

•	foreign currency fluctuations, which may cause transactional and translational remeasurement losses;

•
potential changes in international trade policies, agreements and practices, including the adoption and expansion of formal or informal trade restrictions or regulatory frameworks or business practices favoring local competitors;

•	potential threatening state-sponsored actions, including cybersecurity threats, directed at local data centers, customers or end-users;

•	local business practices and cultural norms that may favor local competitors; and

•	localization of our services, including translation into foreign languages and associated expenses.

If we are unable to manage these risks, if our required investments in these international markets are greater than anticipated, or if we are unsuccessful in increasing sales in emerging markets, our revenue growth rate, business and operating results will be adversely affected.

We do business with federal, state and local governments, government agencies, and heavily regulated organizations in the U.S. and in foreign jurisdictions; as a result we face risks related to the procurement process, budget decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.

We provide products and services to the U.S. government by leveraging our partner ecosystem and to a number of state and local governments and heavily-regulated organizations both through our partners and directly, and we have made, and may continue to make, significant investments to support future sales opportunities in the federal, state and local government sectors. A substantial majority of our sales to date to government entities have been made indirectly through our distribution and reseller partners. Doing business with government entities presents a variety of risks. Among other risks, the procurement process for governments and their agencies is highly competitive and can be time-consuming, requiring us to incur significant up-front time and expense, such as engaging lobbyists, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party reseller) will win a contract. Beyond this, demand for our products and services may be impacted by public sector budgetary cycles and funding availability; funding in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown, which could adversely impact demand for our products and services. In addition, public sector and heavily-regulated customers may have contractual, statutory or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or due to a default, though such risk may be assumed by such third-party distributor or reseller. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing services to governments are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier diversity policies, and other terms that are particular to government contracts, such as termination rights. These rules may apply to us and/or third parties through whom we resell our products and services and whose practices we may not control, where such parties’ non-compliance could impose repercussions with respect to contractual and customer satisfaction issues. Federal, state, and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, and we may suffer harm to our reputation.

Our customers also include a number of non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting also apply to our doing business with these entities, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Additionally, many of our current and prospective customers, such as those in the financial services and health care industries, are highly regulated and may be required to comply with more stringent regulations in connection with subscribing to and implementing our services. Each of these difficulties could materially adversely affect our business and results of operations.

If we fail to comply with anti-corruption laws, including the FCPA and similar laws associated with our activities outside of the United States, as well as general trade regulations, including but not limited to economic sanctions and embargoes, we could be subject to penalties, our business could be materially adversely affected and we could be subject to civil and/or criminal sanctions.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. §201, the UK Bribery Act, and possibly other anti-bribery laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, we use various third parties to sell our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented and continue to update an anti-corruption compliance program but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

As we continue to expand our business internationally, we will inevitably do more business with large enterprises and the public sector in countries that are perceived to have heightened levels of public sector corruption. Increased business in countries perceived to have heightened levels of corruption could subject us and our officers and directors to increased scrutiny and increased liability from our business operations.

In addition, we are subject to compliance with general trade regulations relating to doing business outside the United States, including certain restrictions on conducting trade in certain restricted countries or with certain entities or individuals.

Any violation of the FCPA, other applicable anti-corruption laws general trade regulations by our own employees or our third-party intermediaries, could result in regulatory investigations, whistleblower complaints, adverse media coverage and/or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs.

If we lose key employees or are unable to attract and retain the employees we need, our business and operating results will be adversely affected.

Our success depends largely upon the continued services of our management team, including our Chief Executive Officer, and many key individual contributors. From time to time in the ordinary course of business, there may be changes in our management team resulting from the hiring or departure of executives. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business.

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London, Amsterdam and Hyderabad, our primary operating locations, is intense. Our employees, including our executive officers, are employed by us on an “at-will” basis, which means they may terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Privacy laws and concerns, evolving regulation of cloud computing, cross-border data transfer restrictions, other foreign and domestic regulations and standards related to personal data and the Internet may adversely affect our business.

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the collection, transfer, processing, storage or use of personal data could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, in 2016 the EU adopted the GDPR, which took effect on May 25, 2018 and established new requirements applicable to the handling of personal data. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, the tracking of individuals’ online activities and the “right to be forgotten,” requiring a company to delete certain information about individuals upon their request in certain circumstances. Although we do not believe Brexit will require us to alter our operations in any material way, Brexit may cause uncertainty for our customers. In addition, in June 2018 the CCPA was signed into law, which takes effect in July 2020 and broadly defines personal information and provides California consumers increased privacy rights and protections. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on July 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Because we generally recognize revenues from our subscription service over the subscription term, a decrease in new subscriptions or renewals during a reporting period may not be immediately reflected in our operating results for that period.

We generally recognize revenues from customers ratably over the terms of their subscriptions. Net new ACV from new subscriptions, expansion contracts and renewals entered into during a period can generally be expected to generate revenue for the duration of the subscription term. As a result, most of the revenues we report in each period are derived from the recognition of deferred revenues relating to subscriptions entered into during previous periods. Consequently, a decrease in new or renewed subscriptions in any single reporting period will have a limited impact on our revenues for that period. In addition, our ability to adjust our cost structure in the event of a decrease in new or renewed subscriptions may be limited.

Further, a decline in new subscriptions or renewals in a given period may not be fully reflected in our revenues for that period, but will negatively affect our revenues in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term. Additionally, due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under Topic 606 will depend on contract-specific terms and may result in greater variability in revenues from period to period.

In addition, a decrease in new subscriptions or renewals in a reporting period may not have an immediate impact on billings for that period due to factors that may offset the decrease, such as an increase in billings duration, the dollar value of contracts with future start dates, or the dollar value of collections in the current period related to contracts with future start dates.

We rely on our network of partners for a portion of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be limited, and our operating results may be harmed.

A portion of our revenues is generated by sales through our network of partners, including distributors and resellers. In addition, we increasingly rely on our partners to provide professional services, including customer implementations. While we provide our partners with training and programs, including accreditations and certifications, these programs may not be effective or utilized consistently. In addition, new partners may require extensive training and may take significant time and resources to achieve productivity. Our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our platform or products to customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, or properly monitor the quality and efficacy of their service delivery, our ability to sell our products and efficiently provide our services may be impacted, and our operating results may be harmed.

As we acquire or invest in companies and technologies, we may not realize the expected business or financial benefits and the acquisitions and investments may divert our management’s attention and result in additional dilution to our stockholders.

We have acquired or invested in companies and technologies in the past as part of our business strategy and may continue to evaluate (and from time to time, execute) potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings, functionality or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Although we conduct a reasonably extensive due diligence with each of the entities with which we engage for a potential strategic transaction, our due diligence efforts may not reveal every material concern that may exist either with respect to the target entity or our assumptions surrounding the resulting combination. Acquisitions and investments involve numerous risks, including:

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

Risks Related to Our Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes due 2022 (the 2022 Notes) in cash or to repurchase the 2022 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2022 Notes.

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

In addition, our ability to repurchase or to pay cash upon conversion of the 2022 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2022 Notes at a time when the repurchase is required by each indenture or to pay cash upon conversion of the 2022 Notes as required by the indenture would constitute a default. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Notes, or to pay cash upon conversion of the 2022 Notes.

The conditional conversion feature of the 2022 Notes may adversely affect our financial condition and operating results.

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the Conversion Condition). The Conversion Condition was met for the 2022 Notes during the three months ended June 30, 2018 and September 30, 2018. Therefore, the 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continued to be convertible at the holders’ option through December 31, 2018. The Conversion Condition was not met for the 2022 Notes for the three months ended December 31, 2018, and therefore the 2022 Notes are not convertible at the holders’ option for the quarter ending March 31, 2019. If one or more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by noteholders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes and our convertible senior notes due 2018 (the 2018 Notes), we entered into convertible note hedge (the 2022 Note Hedge and 2018 Note Hedge, respectively) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the 2022 Warrants and 2018 Warrants, respectively). The 2018 Note Hedge offset the dilution and cash payments in excess of the principal amount of the converted 2018 Notes and expired upon the maturity date of the 2018 Notes, which was November 1, 2018. The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2022 Warrants or 2018 Warrants, which is $203.40 and $107.46, respectively. As the 2018 Warrants and the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2018 Warrants, which is was February 1, 2019, and the first expiration date of the 2022 Warrants, which will be September 1, 2022. We have issued and expect to continue to issue additional shares of our common stock in the first half of 2019 upon the automatic exercise of the 2018 Warrants. Additionally, we expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. Based on the volume-weighted average stock price on February 1, 2019, the total number of shares of our common stock to be issued upon the exercise of the 2018 Warrants would be approximately 4.0 million, resulting in immediate and substantial dilution to our existing stockholders. Similarly, the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on February 1, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 warrants would be approximately 0.4 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 warrants, if any, is unknown at this time. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

•
the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the 2022 Notes or in connection with the 2022 Note Hedge and 2022 Warrant transactions relating to the 2022 Notes, or 2018 Warrant transactions relating to the 2018 Notes;

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

Our principal office is located in Santa Clara, California, where we lease approximately 608,000 square feet of space under three lease agreements. We also have approximately 510,000 square feet of expansion space that is currently under development by the landlord under two additional lease agreements. We also maintain offices in various North American, South American, European and Asian countries. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments. We expect to expand our facilities capacity as our employee base grows. We believe we will be able to obtain such space on acceptable and commercially reasonable terms.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “NOW.”

Dividends

Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business, and therefore does not intend to pay cash dividends on our common stock for the foreseeable future.

Stockholders

As of December 31, 2018, there were 10 registered stockholders of record (not including an indeterminate number of beneficial holders of stock held in street name through brokers and other intermediaries) of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for each of the last five fiscal years ended December 31, 2014 through December 31, 2018, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ServiceNow, Inc., the NYSE Composite Index
and the S&P Systems Software Index

$350
$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
ServiceNow, Inc.
NYSE Composite
S&P Systems Software

	Base Period
	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018
ServiceNow, Inc.	$100.00	$121.14	$154.54	$132.73	$232.80	$317.89
NYSE Composite	100.00	106.75	102.38	114.61	136.07	123.89
S&P Systems Software	100.00	123.01	135.89	153.87	211.38	246.01

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2018, we issued 1.3 million shares of our common stock upon settlement of $161.8 million in principal of our 2018 Notes submitted for conversion. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Issuer Purchases of Equity Securities

As discussed above, during the quarter ended December 31, 2018, we issued 1.3 million shares of our common stock upon settlement of $161.8 million in principal of our 2018 Notes submitted for conversion. In connection with these conversions, we exercised a portion of the 2018 Note Hedge and the Note Hedge counterparties delivered to us 1.3 million shares of our common stock. These counterparties to the 2018 Note Hedge may be deemed an “affiliated purchaser” and may have purchased the shares of our common stock deliverable to us upon the exercise of the 2018 Note Hedge. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 set forth in the tables below have been updated to comply with the new standards under Topic 606, including previously reported amounts, which are labeled “as adjusted.” The consolidated statements of operations data for each of the years end December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 set forth in the tables below do not reflect the adoption of Topic 606 and continue to be reported under the standards in effect for those periods. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2018	2017	2016	2015	2014
		*As Adjusted	*As Adjusted

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$2,421,313	$1,739,500	$1,234,070	$848,278	$567,217
Professional services and other	187,503	178,994	156,915	157,202	115,346
Total revenues	2,608,816	1,918,494	1,390,985	1,005,480	682,563
Cost of revenues (1):
Subscription	417,421	315,570	235,414	183,400	142,687
Professional services and other	205,237	184,292	163,581	146,013	106,089
Total cost of revenues	622,658	499,862	398,995	329,413	248,776
Gross profit	1,986,158	1,418,632	991,990	676,067	433,787
Operating expenses (1):
Sales and marketing	1,203,056	894,977	659,983	498,439	341,119
Research and development	529,501	377,518	285,239	217,389	148,258
General and administrative	296,027	210,533	158,936	126,604	96,245
Legal settlements (2)	—	—	270,000	—	—
Total operating expenses	2,028,584	1,483,028	1,374,158	842,432	585,622
Loss from operations	(42,426)	(64,396)	(382,168)	(166,365)	(151,835)
Interest expense	(52,733)	(53,394)	(33,278)	(31,097)	(29,059)
Interest income and other income (expense), net	56,135	4,384	5,027	4,450	5,354
Loss before income taxes	(39,024)	(113,406)	(410,419)	(193,012)	(175,540)
Provision for (benefit from) income taxes	(12,320)	3,440	3,830	5,414	3,847
Net loss	$(26,704)	$(116,846)	$(414,249)	$(198,426)	$(179,387)
Net loss per share - basic and diluted	$(0.15)	$(0.68)	$(2.52)	$(1.27)	$(1.23)
Weighted-average shares used to compute net loss per share - basic and diluted	177,846,023	171,175,577	164,533,823	155,706,643	145,355,543

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606.

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
		*As Adjusted	*As Adjusted

	(in thousands)
Cost of revenues:
Subscription	$48,738	$35,334	$28,420	$23,416	$14,988
Professional services and other	32,816	27,401	26,516	23,265	13,116
Sales and marketing	228,045	170,527	131,571	102,349	54,006
Research and development	135,203	92,025	81,731	70,326	42,535
General and administrative	99,151	68,717	49,416	38,357	29,674
Total stock-based compensation	$543,953	$394,004	$317,654	$257,713	$154,319

(2)
For details regarding the legal settlements expenses of $270.0 million included in the year ended December 31, 2016, refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2018	2017	2016	2015	2014
		*As Adjusted

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$2,079,778	$2,170,740	$1,162,020	$1,223,917	$935,563
Working capital	332,120	382,472	271,037	353,999	399,989
Total assets	3,879,140	3,550,245	2,033,767	1,807,052	1,424,752
Deferred revenue, current and non-current portion	1,690,191	1,246,815	895,101	603,754	422,238
Convertible senior notes, net, non-current portion	661,707	630,018	507,812	474,534	443,437
Total stockholders’ equity	1,111,199	778,744	386,961	566,814	428,675

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ServiceNow, the company that makes work, work better for people, is a leading provider of enterprise cloud computing services that define, structure, manage and automate digital workflows for global enterprises. We deliver digital workflows that help our customers create great experiences and unlock productivity. We typically deliver our software via the Internet as a service, through an easy-to-use, consumer product-like interface, which means it can be easily configured and rapidly deployed. In a minority of cases, customers deploy our software internally or contract with a third party to host the software to support their unique regulatory or security requirements.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 8,154 as of December 31, 2018 from 6,222 as of December 31, 2017.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 678, 508, and 354 customers with ACV greater than $1 million as of December 31, 2018, 2017 and 2016, respectively. For purposes of customer count, a customer is defined as an entity with a unique Dunn & Bradstreet Global Ultimate (GULT), Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity. Previously disclosed number of customers with ACV greater than $1 million as well as our average contract term calculations are restated to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Previously disclosed renewal rates may be restated to reflect such adjustments to allow for comparability. Our renewal rate was 98%, for each of the years ended December 31, 2018 and 2016, and 97% for the year ended December 31, 2017. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

As of December 31, 2018, our total backlog was $5.1 billion, of which $3.4 billion was unbilled backlog and $1.7 billion was deferred revenue and customer deposits. Of this total backlog, we expect to recognize approximately 50% in revenues over the 12 months following December 31, 2018, with the balance to be recognized thereafter.

As of December 31, 2017, our total backlog was $3.8 billion, of which $2.5 billion was unbilled backlog and $1.7 billion was deferred revenue and customer deposits, which reflects the impact of the full retrospective adoption of Topic 606. For the disclosure of unbilled backlog prior to the adoption of Topic 606, see the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018.

We expect total backlog to fluctuate due to a number of factors, including the timing, duration and size of customer contracts, the mix of cloud and self-hosted offerings and foreign exchange rate fluctuations.

Billings. We define billings, a non-GAAP financial measure, as revenues recognized plus the change in total unbilled receivables, deferred revenue and customer deposits as presented on the consolidated statements of cash flows. Prior to adopting Topic 606 on January 1, 2018, we had defined billings in previous filings as revenues recognized plus the change in total deferred revenue as presented on the consolidated statements of cash flows. Our current definition better aligns with Topic 606, which became effective for our interim and annual periods beginning January 1, 2018. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding Topic 606.

A calculation of billings is provided below:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted

	(dollars in thousands)
Billings:
Total revenues	$2,608,816	$1,918,494	$1,390,985
Change in deferred revenue, unbilled receivables and customer deposits(1)	480,019	381,160	283,568
Total billings	$3,088,835	$2,299,654	$1,674,553
Year-over-year percentage change in total billings	34%	37%	NM

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

NM - Not meaningful. Year-over-year percentage change in total billings is not meaningful as 2015 billings have not been adjusted for the adoption of Topic 606.

(1)	As presented on or derived from our consolidated statements of cash flows.

Billings consists of amounts invoiced for subscription contracts with existing customers, renewal contracts, contracts for increased purchases with existing customers (expansion contracts), contracts with new customers, and contracts for professional services and training. Factors that may cause our billings results to vary from period to period include the following:

•
Billings duration. While we typically bill customers annually for our subscription services. Customers sometimes request, and we accommodate, billings with durations less than or greater than the typical 12-month term.

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

Foreign currency rate fluctuations had a favorable impact of $31.0 million and $9.1 million on billings for the years ended December 31, 2018 and 2017, respectively. Changes in billings duration had a favorable impact of $7.4 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

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

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted

	(in thousands)
Free cash flow:
Net cash provided by operating activities	$811,089	$642,940	$159,081
Purchases of property and equipment	(224,462)	(150,510)	(105,562)
Free cash flow (1)	$586,627	$492,430	$53,519

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(1)
Free cash flow for the year ended December 31, 2018 includes the cash outflow of $145.3 million relating to the repayments of convertible senior notes attributable to debt discount. Free cash flow for the year ended December 31, 2016 includes the cash outflow of a $267.5 million payment for aggregate legal settlements. Refer to Note 11 and 18, respectively in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Average contract term. We calculate the average contract term for new customers, expansion contracts and renewals based on the term of those contracts entered into during the period weighted by their ACV. Revised mapping of customers in the current period may result in revised new customer, expansion and renewal contract terms for previous periods, due to adjustments for acquisitions, spin-offs, improved subsidiary mapping, consolidations and updates to customer DUNS numbers. Previously disclosed average contract terms may be restated to reflect such adjustments to allow for comparability. The average new customer contract term was 35 months, 32 months, and 31 months for the years ended December 31, 2018, 2017 and 2016. The average expansion contract term was 25 months for the year ended December 31, 2018 and 26 months for each of the years ended December 31, 2017 and 2016, respectively. The average renewal contract term was 27 months for each of the years ended December 31, 2018 and 2017 and 28 months for the year ended December 31, 2016.

G2K customer count. The Global 2000 (G2K) customer count is defined as the total number of G2K companies in our customer base as of the end of the period. Our G2K customer count was 883, 810, and 721 as of December 31, 2018, 2017 and 2016, respectively. The Forbes Global 2000 is an annual ranking of the top 2,000 public companies in the world by Forbes magazine. The ranking is based on a mix of four metrics: sales, profit, assets, and market value. The Forbes Global 2000 is updated annually in the second quarter of the calendar year. Current and prior period G2K customer counts are based on the most recent list for comparability purposes. We also adjust the G2K count for acquisitions, spin-offs and other market activity. For example, we add a G2K customer when a G2K company that is not our customer acquires a company in our existing customer base that is not a G2K company. When we enter into a contract with a G2K parent company, or any of its related subsidiaries, or any combination of entities within a G2K company, we count only one G2K customer. We do not count further penetration into entities within a given G2K as a new customer in the G2K customer count. Our G2K customer count also excludes customers that have only purchased our Express product offering, which is our entry-level IT service management solution. Our G2K customer count does not include large private companies, government agencies and educational organizations, which represent a growing portion of our customer base. As a result, our G2K customer count metric has become less relevant to our business over time and we do not plan to disclose this metric in future filings.

Average ACV per G2K customer. We calculate average ACV for our G2K customers by taking aggregate ACV from G2K customers as of the end of the period divided by the total number of G2K customers as of the end of the period. Our average ACV per G2K customer was approximately $1.7 million, $1.3 million, and $1.1 million as of December 31, 2018, 2017 and 2016, respectively. ACV is calculated based on the foreign exchange rate in effect at the time the contract was entered into, and as a result, foreign currency rate fluctuations could cause variability in the average ACV per G2K customer. Prior G2K customer counts used in calculating ACV per G2K customer are adjusted for the most recent Forbes Global 2000 list for comparability purposes. As discussed above, average ACV per G2K customer has become less relevant to our business over time as the underlying G2K customer count does not include large private companies, government agencies and education organizations, which represent a growing portion of our customer base. As a result, we do not plan to disclose this metric in future filings.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service for both self-hosted offerings and cloud-based subscription offerings, and related support and updates, if any, to the subscription service during the subscription term. For our cloud-based offerings, we recognize revenue ratably over the subscription term. For self-hosted offerings, a substantial portion of the sales price is recognized upon delivery of the software, which may cause greater variability in our subscription revenues and subscription gross margin. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future updates, when and if available, offered during the subscription term. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

Professional services and other revenues. Professional services revenues consist of fees associated with professional services. Our arrangements for professional services are primarily on a time-and-materials basis. We generally invoice our professional services monthly in arrears based on actual hours and expenses incurred, and revenues are recognized as services are delivered. Some of our professional services arrangements are on a fixed fee or subscription basis, under which we recognize revenues on a proportional performance basis or ratably over the contract term. Other revenues primarily consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days of invoice.

We generate sales directly through our sales team and, to a lesser extent, indirectly through resale partners. We also offer a portfolio of professional and other services, both directly and through our network of partners. Revenues from our direct sales organization represented 84% for the year ended December 31, 2018, and 88% for each of the years ended December 31, 2017 and 2016. For purposes of this disclosure, revenues from systems integrators and managed services providers are included as revenues from our direct sales organization.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to infrastructure that is not dedicated for customer use or research and development use are allocated to cost of revenues and operating expenses based on headcount.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which include colocation costs associated with our data centers as well as interconnectivity between data centers, depreciation related to our infrastructure hardware equipment dedicated for customer use, amortization of intangible assets, expenses associated with software, IT services and support dedicated for customer use, personnel-related costs directly associated with data center operations and customer support, including salaries, benefits, bonuses and stock-based compensation, and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners, travel expenses and allocated overhead.

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 18%, 22% and 21% for the years ended December 31, 2018, 2017 and 2016, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales and marketing expenses also include the amortization of commissions paid to our sales employees and third-party referral fees, including related payroll taxes and fringe benefits. From time to time, third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are generally 10% of the customer’s net new ACV. We defer referral fees paid as they are considered incremental selling costs associated with acquiring customer contracts, and include the amortization of these referral fees in sales and marketing expense. In addition, sales and marketing expenses include expenses offset by proceeds related to our annual Knowledge user conference (Knowledge), other marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead. As part of our adoption of Topic 606, during the year ended December 31, 2018, we recorded a decrease in sales and marketing expenses and a corresponding increase to our deferred commissions asset of $5.4 million. These adjustments reflect the correction of previously undercapitalized incremental fringe benefit costs associated with sales commissions that were paid since 2012. We concluded that these adjustments were not material to the current period or any previously reported periods presented, as adjusted for the full retrospective adoption of Topic 606.

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

Legal Settlements

Legal settlements consist of one-time aggregate charges related to the settlement agreements with Hewlett Packard Enterprise Company (HPE) and BMC Software, Inc. (BMC) in 2016. Refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding these matters.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as of December 31, 2018 and 2017. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

The following tables set forth our results of operations for the periods presented. All amounts and disclosures for each of the years ended December 31, 2018, 2017 and 2016 set forth in the tables below have been updated to comply with the new standards under Topic 606, including previously reported amounts, which are labeled “as adjusted” in these selected consolidated financial statements. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Revenues:
Subscription	$2,421,313	$1,739,500	$1,234,070
Professional services and other	187,503	178,994	156,915
Total revenues	2,608,816	1,918,494	1,390,985
Cost of revenues (1):
Subscription	417,421	315,570	235,414
Professional services and other	205,237	184,292	163,581
Total cost of revenues	622,658	499,862	398,995
Gross profit	1,986,158	1,418,632	991,990
Operating expenses (1):
Sales and marketing	1,203,056	894,977	659,983
Research and development	529,501	377,518	285,239
General and administrative	296,027	210,533	158,936
Legal settlements(2)	—	—	270,000
Total operating expenses	2,028,584	1,483,028	1,374,158
Loss from operations	(42,426)	(64,396)	(382,168)
Interest expense	(52,733)	(53,394)	(33,278)
Interest income and other income (expense), net	56,135	4,384	5,027
Loss before income taxes	(39,024)	(113,406)	(410,419)
Provision for (benefit from) income taxes	(12,320)	3,440	3,830
Net loss	$(26,704)	$(116,846)	$(414,249)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(1)	Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Cost of revenues:
Subscription	$48,738	$35,334	$28,420
Professional services and other	32,816	27,401	26,516
Sales and marketing	228,045	170,527	131,571
Research and development	135,203	92,025	$81,731
General and administrative	99,151	68,717	49,416
Total stock-based compensation	$543,953	$394,004	$317,654

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(2)
For details regarding the legal settlements expenses of $270.0 million included in the year ended December 31, 2016, refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Revenues:
Subscription	93%	91%	89%
Professional services and other	7	9	11
Total revenues	100	100	100
Cost of revenues (1):
Subscription	16	16	17
Professional services and other	8	10	12
Total cost of revenues	24	26	29
Gross profit	76	74	71
Operating expenses (1):
Sales and marketing	46	46	48
Research and development	20	20	21
General and administrative	12	11	11
Legal settlements(2)	—	—	19
Total operating expenses	78	77	99
Loss from operations	(2)	(3)	(28)
Interest expense	(2)	(3)	(2)
Interest income and other income (expense), net	2	—	—
Loss before income taxes	(2)	(6)	(30)
Provision for (benefit from) income taxes	(1)	—	—
Net loss	(1%)	(6%)	(30%)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Cost of revenues:
Subscription	2%	2%	2%
Professional services and other	1	1	2
Sales and marketing	9	9	9
Research and development	5	5	6
General and administrative	4	4	4
Total stock-based compensation	21%	21%	23%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(2)
For details regarding the legal settlements expenses of $270.0 million included in the year ended December 31, 2016, refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Comparison of the years ended December 31, 2018 and 2017

Revenues

	Year Ended December 31,		% Change
	2018	2017
		*As Adjusted

	(dollars in thousands)
Revenues:
Subscription	$2,421,313	$1,739,500	39%
Professional services and other	187,503	178,994	5%
Total revenues	$2,608,816	$1,918,494	36%
Percentage of revenues:
Subscription	93%	91%
Professional services and other	7%	9%
Total	100%	100%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Subscription revenues increased $681.8 million during the year ended December 31, 2018, compared to the prior year, driven by increased purchases by existing customers and an increase in customer count. Included in subscription revenues is $118.5 million and $80.2 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the year ended December 31, 2018 and 2017, respectively. We expect subscription revenues to grow in absolute dollars as we continue to add new customers and existing customers increase their usage of our products, but remain relatively flat as a percentage of total revenues in the year ending December 31, 2019. Our expectations for revenues, cost of revenues and operating expenses for the year ending December 31, 2019 are based on foreign exchange rates as of December 31, 2018.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2018	2017
		*As Adjusted

	(dollars in thousands)
Service management products	$2,050,841	$1,526,125	34%
ITOM products	370,472	213,375	74%
Total subscription revenues	$2,421,313	$1,739,500	39%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our service management products include our platform, ITSM, ITBM, customer service management, HR service delivery, security operations, ITAM, and GRC, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node basis.

Professional services and other revenues increased $8.5 million during the year ended December 31, 2018, compared to the prior year, due to an increase in the services provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2019 to increase in absolute dollar terms, but remain relatively flat as a percentage of total revenues when compared to professional services and other revenues for the year ended December 31, 2018 as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$417,421	$315,570	32%
Professional services and other	205,237	184,292	11%
Total cost of revenues	$622,658	$499,862	25%
Gross profit percentage:
Subscription	83%	82%
Professional services and other	(9%)	(3%)
Total gross profit percentage	76%	74%
Gross profit:	$1,986,158	$1,418,632	40%
Headcount (at period end)
Subscription	1,171	936	25%
Professional services and other	664	562	18%
Total headcount	1,835	1,498	22%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Cost of subscription revenues increased $101.9 million during the year ended December 31, 2018, compared to the prior year, primarily due to increased headcount resulting in an increase of $31.4 million in personnel-related costs excluding stock-based compensation, an increase of $13.4 million in stock-based compensation and an increase of $9.2 million in other overhead expenses. Depreciation expense increased $22.7 million due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software and IT services and technical support increased $10.3 million. In addition, data center capacity costs increased $6.3 million due to the addition of new data centers and the expansion of existing data centers, amortization of intangibles increased $4.1 million as a result of acquisitions and outside service costs increased $3.1 million due to an increase in contractors to support our customer contracts.

Our subscription gross profit percentage increased to 83% for the year ended December 31, 2018, from 82% for the year ended December 31, 2017, due to improved data center utilization and economies of scale. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the years ended December 31, 2018 and 2017. We expect our cost of subscription revenues to increase in absolute dollar terms as we provide subscription services to more customers and increase usage within our customer instances, but we expect such increase to be at a slower rate than the increase in our subscription revenues, leading to a slight increase in our subscription gross profit percentage for the year ending December 31, 2019 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $20.9 million during the year ended December 31, 2018 compared to the prior year, primarily due to increased headcount resulting in an increase of $17.3 million in personnel-related costs excluding stock-based compensation, an increase of $5.4 million in stock-based compensation and an increase of $3.0 million in overhead expenses, partially offset by a decrease in outside service costs of $4.4 million, primarily due to a decrease in professional services performed by contracted third-party partners.

Our professional services and other gross loss percentage increased to 9% during the year ended December 31, 2018, compared to 3% in the prior year, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products.

Sales and Marketing

	Year Ended December 31		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$1,203,056	$894,977	34%
Percentage of revenues	46%	46%
Headcount (at period end)	3,061	2,413	27%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Sales and marketing expenses increased $308.1 million during the year ended December 31, 2018, compared to the prior year, primarily due to increased headcount resulting in an increase of $115.5 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $57.5 million in stock-based compensation and an increase of $27.6 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $46.9 million for the year ended December 31, 2018 compared to the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Amortization expenses associated with commissions and third-party referral fees, including as applicable their related payroll taxes and fringe benefits, amounted to 6% of subscription revenues for each of the years ended December 31, 2018 and 2017. Outside services costs increased $10.1 million during the year ended December 31, 2017 compared to the prior year, primarily due to an increase in contractors and professional fees to support our sales and marketing functions. Marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and market data, increased $36.2 million for the year ended December 31, 2018 compared to the prior year. Expenses related to Knowledge, net of proceeds increased $6.8 million due to a 21% year-over-year increase in registrations. Loss from write-off of property and equipment increased $4.6 million for the year ended December 31, 2018 compared to the prior year primarily due to write off of internal-use software.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018, as we continue to expand our direct sales force, increase our marketing activities, grow our international operations and build brand awareness, but decrease as a percentage of total revenues.

Research and Development

	Year Ended December 31		% Change
	2018	2017

	(dollars in thousands)
Research and development	$529,501	$377,518	40%
Percentage of revenues	20%	20%
Headcount (at period end)	2,080	1,419	47%

Research and development expenses increased $152.0 million during the year ended December 31, 2018, compared to the prior year, primarily due to increased headcount, which resulted in an increase of $81.5 million in personnel-related costs excluding stock-based compensation, an increase of $43.2 million in stock-based compensation and an increase of $19.7 million in overhead expenses. Research and development expenses also increased $4.0 million due to an increase in data center capacity costs and depreciation of infrastructure hardware equipment that is used solely for research and development purposes and $1.4 million as a result of additional expense related to software and IT services and technical support for the year ended December 31, 2018 compared to the prior year.

 We expect research and development expenses to increase in absolute dollar terms for the year ending December 31, 2019, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform, but remain relatively flat as a percentage of total revenues.

General and Administrative

	Year Ended December 31		% Change
	2018	2017

	(dollars in thousands)
General and administrative	$296,027	$210,533	41%
Percentage of revenues	12%	11%
Headcount (at period end)	1,178	892	32%

General and administrative expenses increased $85.5 million during the year ended December 31, 2018, compared to the prior year, primarily due to increased headcount, which resulted in an increase of $42.7 million in personnel-related costs excluding stock-based compensation and an increase of $30.4 million in stock-based compensation. Outside services costs increased $7.9 million during the year ended December 31, 2018 compared to the prior year, primarily due to an increase in contractors and professional fees to support our administrative function. Amortization of intangibles increased $2.0 million during the year ended December 31, 2018 compared to the prior year, as a result of acquisitions.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2019 as we continue to hire new employees, but remain flat as a percentage of total revenues.

Stock-based Compensation

	Year Ended December 31		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$48,738	$35,334	38%
Professional services and other	32,816	27,401	20%
Sales and marketing	228,045	170,527	34%
Research and development	135,203	92,025	47%
General and administrative	99,151	68,717	44%
Total stock-based compensation	$543,953	$394,004	38%
Percentage of revenues	21%	21%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Stock-based compensation expense increased $149.9 million during the year ended December 31, 2018, compared to the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation expense is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of December 31, 2018, we expect stock-based compensation expense to continue to increase in absolute dollar terms for the year ending December 31, 2019 as we continue to issue stock-based awards to our employees, but decrease as a percentage of total revenues.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% and 33% of total revenues for the years ended December 31, 2018 and 2017, respectively. Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the year ended December 31, 2017 to the year ended December 31, 2018 had a favorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2018 at the average exchange rates in effect for the year ended December 31, 2017 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $27.5 million lower and our reported professional services and other revenues would have been $2.2 million lower.

In addition, because we primarily transact in foreign currencies for cost of sales and operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2017 to the year ended December 31, 2018 had an unfavorable impact on our cost of sales and operating expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2018 at the average exchange rates in effect for the year ended December 31, 2017 rather than the actual exchange rates in effect during the period, our reported sales and marketing expenses would have been $4.6 million lower. The impact from the foreign currency movements from the year ended December 31, 2017 to the year ended December 31, 2018 is not material to cost of revenues, research and development expenses and general and administrative expenses.

Interest Expense

	Year Ended December 31		% Change
	2018	2017

	(dollars in thousands)
Interest expense	$(52,733)	$(53,394)	(1%)
Percentage of revenues	(2%)	(3%)

Interest expense decreased $0.7 million during the year ended December 31, 2018, compared to the prior year, due to the early conversions and maturity of the 2018 Notes, offset by the increase in the aggregate amount of convertible debt and associated amortization expense of debt discount and issuance costs related to the 2022 Notes. For the year ending December 31, 2019, we expect to incur approximately $33.3 million in amortization expense of debt discount and issuance costs related to the 2022 Notes.

Interest Income and Other Income (Expense), net

	Year Ended December 31		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Interest income	$34,624	$17,106	102%
Foreign currency exchange gain (loss), net of derivative contracts	6,632	(12,537)	(153)%
Gain on marketable equity securities	19,283	—	NM
Loss on early note conversions	(4,063)	—	NM
Other	(341)	(185)	84%
Interest income and other income (expense), net	$56,135	$4,384	NM
Percentage of revenues	2%	—%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

NM - Not meaningful.

Interest income and other income (expense), net increased $51.8 million during the year ended December 31, 2018, compared to the prior year, primarily due to $19.3 million of realized gains relating to changes in the market value of our marketable equity securities. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Interest income and other income (expense), net also increased $19.2 million due to fluctuations in foreign currency exchange rates, net of the effect of our foreign currency derivative contracts and interest income increased $17.5 million due to higher cash and investment balances and higher yields on our invested balances during the year ended December 31, 2018, partially offset by a $4.1 million loss recorded on early note conversions.

In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program during the year ended December 31, 2018 by entering into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

 Provision for (Benefit from) Income Taxes

	Year Ended December 31		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Loss before income taxes	$(39,024)	$(113,406)	(66%)
Provision for (benefit from) income taxes	(12,320)	3,440	NM
Effective tax rate	32%	(3%)

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

NM - Not meaningful.

Our effective tax rate was 32% for the year ended December 31, 2018 compared to (3%) for the prior year ended December 31, 2017. We had a benefit from income taxes of $12.3 million for the year ended December 31, 2018, compared to a provision for income taxes of $3.4 million for the prior year, primarily due to the one-time indirect tax benefit of Topic 606 on income taxes associated with intercompany adjustments offset by the increase in current cash taxes payable in foreign jurisdictions. See Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and certain foreign deferred tax assets, and the significant components of the tax expense recorded are current cash taxes payable in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign structuring, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

Net Loss

	Year Ended December 31		% Change
	2018	2017
		*As Adjusted
	(dollars in thousands)
Net loss	$(26,704)	$(116,846)	(77)%
Percentage of revenues	(1)%	(6)%

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Net loss decreased $90.1 million during the year ended December 31, 2018 as growth in our revenues exceeded our expenses. GAAP net income or loss for the year ending December 31, 2019 will depend in part on costs associated with non-cash charges associated with equity awards, which vary depending on the grant date stock price and actual attainment for our performance-based restricted stock units, business combinations and other related expenses which are not known at this time.

Comparison of the years ended December 31, 2017 and 2016

Revenues

	Year Ended December 31,		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Revenues:
Subscription	$1,739,500	$1,234,070	41%
Professional services and other	178,994	156,915	14%
Total revenues	$1,918,494	$1,390,985	38%
Percentage of revenues:
Subscription	91%	89%
Professional services and other	9%	11%
Total	100%	100%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Subscription revenues increased $505.4 million during the year ended December 31, 2017, compared to the prior year, driven by increased purchases by existing customers and an increase in customer count.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Service management products	$1,526,125	$1,120,129	36%
ITOM products	213,375	113,941	87%
Total subscription revenues	$1,739,500	$1,234,070	41%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our service management products include our platform, IT service management, IT business management, customer service management, HR service delivery and security operations, which are generally priced on a per user basis. Our ITOM products are generally priced on a per node basis.

Professional services and other revenues increased $22.1 million during the year ended December 31, 2017, compared to the prior year, due to an increase in the services provided to our growing customer base.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$315,570	$235,414	34%
Professional services and other	184,292	163,581	13%
Total cost of revenues	$499,862	$398,995	25%
Gross profit percentage:
Subscription	82%	81%
Professional services and other	(3%)	(4%)
Total gross profit percentage	74%	71%
Gross profit:	$1,418,632	$991,990	43%
Headcount (at period end)
Subscription	936	729	28%
Professional services and other	562	496	13%
Total headcount	1,498	1,225	22%

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

Cost of professional services and other revenues increased $20.7 million during the year ended December 31, 2017 compared to the prior year, primarily due to increased headcount resulting in an increase of $11.8 million in personnel-related costs excluding stock-based compensation and an increase of $2.1 million in overhead expenses. Outside service costs increased $6.8 million during year ended December 31, 2017 compared to the prior year, primarily due to increased utilization of contracted third-party partners for the implementation and configuration of our subscription services.

Our professional services and other gross loss percentage decreased to 3% during the year ended December 31, 2017, compared to 4% in the prior year, primarily due to higher utilization rates.

Sales and Marketing

	Year Ended December 31		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Sales and marketing	$894,977	$659,983	36%
Percentage of revenues	46%	48%
Headcount (at period end)	2,413	1,875	29%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Sales and marketing expenses increased $235.0 million during the year ended December 31, 2017, compared to the prior year, primarily due to increased headcount resulting in an increase of $118.1 million in personnel-related costs excluding stock-based compensation, an increase of $39.0 million in stock-based compensation and an increase of $22.0 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $25.7 million for the year ended December 31, 2017 compared to the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and market data, increased $16.7 million for the year ended December 31, 2017 compared to the prior year. Expenses related to Knowledge, net of proceeds increased $4.4 million due to a 29% year-over-year increase in registrations. Outside services increased $7.2 million primarily due to an increase in contractors and professional fees to support our sales and marketing functions.

Research and Development

	Year Ended December 31		% Change
	2017	2016

	(dollars in thousands)
Research and development	$377,518	$285,239	32%
Percentage of revenues	20%	21%
Headcount (at period end)	1,419	1,054	35%

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

NM - Not meaningful.

Legal settlements expense decreased $270.0 million during the year ended December 31, 2017 compared to the prior year, reflecting the legal settlement agreements with HPE and BMC in the prior year. Refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Stock-based Compensation

	Year Ended December 31		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Cost of revenues:
Subscription	$35,334	$28,420	24%
Professional services and other	27,401	26,516	3%
Sales and marketing	170,527	131,571	30%
Research and development	92,025	81,731	13%
General and administrative	68,717	49,416	39%
Total stock-based compensation	$394,004	$317,654	24%
Percentage of revenues	21%	23%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Stock-based compensation expense increased $76.4 million during the year ended December 31, 2017, compared to the prior year, primarily due to increased headcount and increased weighted-average grant date fair value of equity awards.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 33% and 32% of total revenues for the years ended December 31, 2017 and 2016, respectively. Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the year ended December 31, 2016 to the year ended December 31, 2017 had a favorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2017 at the average exchange rates in effect for the year ended December 31, 2016 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $5.3 million lower. The impact from the foreign currency movements from the year ended December 31, 2016 to the year ended December 31, 2017 is not material to professional services and other revenues.

Because we primarily transact in foreign currencies for operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies from the year ended December 31, 2016 to the year ended December 31, 2017 had an unfavorable impact on our operating expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2017 at the average exchange rates in effect for the year ended December 31, 2016 rather than the actual exchange rates in effect during the period, our reported sales and marketing expenses would have been $2.2 million lower. The impact from the foreign currency movements from the year ended December 31, 2016 to the year ended December 31, 2017 is not material to cost of revenues, research and development expenses and general and administrative expenses.

Interest Expense

	Year Ended December 31		% Change
	2017	2016

	(dollars in thousands)
Interest expense	$(53,394)	$(33,278)	60%
Percentage of revenues	(3%)	(2%)

Interest expense increased $20.1 million during the year ended December 31, 2017, compared to the prior year, due to the increase in amortization expense of debt discount and issuance costs related to our convertible senior notes, including the 2022 Notes issued in the three months ended June 30, 2017.

Interest Income and Other Income (Expense), net

	Year Ended December 31		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Interest income	$16,677	$8,528	96%
Foreign currency exchange loss	(12,537)	(3,256)	NM
Other	244	(245)	NM
Interest income and other income (expense), net	$4,384	$5,027	(13%)
Percentage of revenues	—%	—%

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

NM - Not meaningful.

Interest income and other income (expense), net decreased $0.6 million during the year ended December 31, 2017, compared to the prior year, primarily due to increased foreign exchange loss, partially offset by increased interest income. Foreign exchange losses increased $9.3 million for the year ended December 31, 2017 compared to the prior year as a result of fluctuations in foreign currency exchange rates. Interest income increased $8.1 million due to the higher cash balances and higher yields on our invested balances during the year ended December 31, 2017 compared to the prior year.

 Provision for Income Taxes

	Year Ended December 31		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Loss before income taxes	$(113,406)	$(410,419)	(72%)
Provision for income taxes	3,440	3,830	(10%)
Effective tax rate	(3%)	(1%)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our effective tax rate was (3%) and (1%) for the years ended December 31, 2017 and 2016, respectively. Our effective tax rate decreased during the year ended December 31, 2017, compared to the prior year, primarily due to the decrease in our loss from operations. See Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Net Loss

	Year Ended December 31		% Change
	2017	2016
	*As Adjusted	*As Adjusted
	(dollars in thousands)
Net loss	$(116,846)	$(414,249)	(72%)
Percentage of revenues	(6%)	(30%)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Net loss decreased $297.4 million during the year ended December 31, 2017, primarily reflecting the settlement agreements we entered into with HPE and BMC during the prior year. Refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
					*As Adjusted	*As Adjusted	*As Adjusted	*As Adjusted
	(in thousands, except per share data)
Revenues:
Subscription	666,139	626,567	585,282	543,325	499,738	449,506	402,672	387,584
Professional services and other	49,302	46,530	45,774	45,897	49,355	42,866	45,586	41,187
Total revenues	715,441	673,097	631,056	589,222	549,093	492,372	448,258	428,771
Cost of revenues:
Subscription	113,503	106,821	101,699	95,398	87,524	81,878	75,793	70,375
Professional services and other	54,659	51,037	51,466	48,075	46,640	45,608	46,335	45,709
Total cost of revenues	168,162	157,858	153,165	143,473	134,164	127,486	122,128	116,084
Gross profit	547,279	515,239	477,891	445,749	414,929	364,886	326,130	312,687
Operating expenses:
Sales and marketing	319,163	289,323	310,869	283,701	250,979	217,866	222,393	203,739
Research and development	148,662	135,655	127,916	117,268	104,559	98,465	90,005	84,489
General and administrative	79,176	80,693	71,095	65,063	60,291	52,465	51,526	46,251
Total operating expenses	547,001	505,671	509,880	466,032	415,829	368,796	363,924	334,479
Income (loss) from operations	278	9,568	(31,989)	(20,283)	(900)	(3,910)	(37,794)	(21,792)
Interest expense	(8,938)	(11,233)	(15,498)	(17,064)	(16,813)	(16,566)	(11,337)	(8,678)
Interest income and other income (expense), net	10,615	8,895	6,638	29,987	4,561	579	(8,485)	7,729
Income (loss) before income taxes	1,955	7,230	(40,849)	(7,360)	(13,152)	(19,897)	(57,616)	(22,741)
Provision for (benefit from) income taxes	(5,060)	(1,175)	11,897	(17,982)	4,194	2,285	(1,812)	(1,227)
Net income (loss)	$7,015	$8,405	$(52,746)	$10,622	$(17,346)	$(22,182)	$(55,804)	$(21,514)
Net income (loss) per share - basic	$0.04	$0.05	$(0.30)	$0.06	$(0.10)	$(0.13)	$(0.33)	$(0.13)
Net income (loss) per share - diluted	$0.04	$0.04	$(0.30)	$0.06	$(0.10)	$(0.13)	$(0.33)	$(0.13)
Weighted-average shares used to compute net income (loss) per share - basic	179,763,953	178,719,694	177,343,176	175,482,833	173,567,143	171,883,190	170,419,083	168,742,366
Weighted-average shares used to compute net income (loss) per share - diluted	190,662,082	192,190,899	177,343,176	190,249,786	173,567,143	171,883,190	170,419,083	168,742,366

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the quarter ended December 31. The increase in customer agreements for the quarter ended December 31 is primarily a result of the terms of our commission plans, which incentivize our direct sales force to meet their annual quotas by December 31, and large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures. In addition, the number of agreements entered into with the U.S. federal government has historically been higher in the third quarter of each year, driven primarily by timing of annual budget expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Our revenues have increased over the periods presented due to increased sales to new and existing customers. Our operating expenses have increased over the periods presented primarily due to increases in headcount, data center operations and other related expenses to support our growth. We have historically seen an increase in marketing expenses in the quarter ended June 30, and a corresponding decrease in marketing expenses in the quarter ended September 30 due to the expenses incurred for our annual Knowledge user conference, partially offset by related proceeds. Marketing expenses in the quarter ended December 31 are also historically higher due to user forums we conduct in that quarter. We anticipate operating expenses will continue to increase in future periods as we continue to focus on investing in the long-term growth of our business.

Our free cash flow is impacted by the timing of collections and disbursements, including the timing of capital expenditures. We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts as described above. We have historically seen higher disbursements in the quarter ended March 31, primarily due to payouts under the preceding year’s annual commission plans and purchases under our employee stock purchase plan, and expect to continue to see higher disbursements in the quarter ended March 31 as we start our 401(k) match program in the quarter ending March 31, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of December 31, 2018, we had $1.5 billion in cash and cash equivalents and short-term investments, of which $253.9 million represented cash held by foreign subsidiaries. $249.9 million of the $1.5 billion is denominated in currencies other than U.S. Dollar. In addition, we had $581.9 million in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

Prior to the enactment of the Tax Act, we considered earnings from foreign operations to be indefinitely reinvested outside of the United States. Subsequent to the enactment of the Tax Act, we determined that the unremitted earnings of our foreign subsidiaries will no longer be considered indefinitely reinvested, except in certain designated jurisdictions in which the resident entity is a service provider which is not expected to generate substantial amounts of cash in excess of what may be reinvested by the local entity.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrant transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 and September 30, 2018. Therefore, the 2022 Notes were convertible at the holders’ option beginning on July 1, 2018 through December 31, 2018. The 2022 Notes are not convertible at the holders’ option for the quarter ending March 31, 2019. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. We have not received any conversion requests for our 2022 Notes.

In November 2013, we issued the 2018 Notes with an aggregate principal amount of $575.0 million. We settled $413.2 million principal amount of the 2018 Notes in early conversions and the remaining principal amount was settled on November 1, 2018, the maturity date of our 2018 Notes. The conversion value over the principal amount for the early 2018 Note conversions was settled in cash from the exercise of the 2018 Note Hedges. The conversion value over the principal amount for the principal amount settled on November 1, 2018 was satisfied with approximately 1.3 million shares of our common stock, which was entirely offset by shares of our common stock delivered to us by the 2018 Note Hedge counterparties under the 2018 Note Hedge, and cash in lieu of fractional shares. The shares delivered to us by the 2018 Note Hedge counterparties were immediately retired. As a result of the early note conversions, we recorded a loss of $4.1 million for the year ended December 31, 2018. As a result of the settlement of the 2018 Notes and the 2018 Note Hedges, we recorded an aggregate $6.4 million net reduction to additional paid-in capital, reflecting $773.3 million of fair value adjustments to the conversion option settled, offset by a $766.9 million benefit from the exercise of the 2018 Note Hedges. The 2018 Notes and 2018 Note Hedge are no longer outstanding, and the portion of the 2018 Warrants that have not yet been automatically exercised remain outstanding as of the date of this filing.

We have issued and expect to continue to issue additional shares of our common stock in the first half of 2019 upon the automatic exercise of the 2018 Warrants. Additionally, we expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. As the 2018 Warrants and the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2018 Warrants, which was February 1, 2019, and the first expiration date of the 2022 Warrants, which will be September 1, 2022. Because exercises of the 2018 Warrants and the 2022 Warrants will be net share settled, there will not be an impact on our liquidity. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs, including the repayment of our 2022 Notes, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of fixed assets, intangibles, and investments in office facilities, to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
	(in thousands)
Net cash provided by operating activities	$811,089	$642,940	$159,081
Net cash used in investing activities	(347,422)	(883,948)	(108,238)
Net cash (used in) provided by financing activities	(607,428)	538,892	(55,752)
Net (decrease) increase in cash, cash equivalents and restricted cash	(159,291)	325,897	(10,854)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606.

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for repayments of convertible senior notes attributable to debt discount, certain non-cash items, including depreciation and amortization, amortization of premiums on investments, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation, and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $811.1 million for the year ended December 31, 2018 compared to $642.9 million for the prior year. The increase in operating cash flow was primarily due to a decrease in net loss of $90.1 million. The remaining change was due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities.

Net cash provided by operating activities was $642.9 million for the year ended December 31, 2017 compared to $159.1 million for the prior year. The increase in operating cash flow was primarily due to $267.5 million cash paid for aggregate legal settlements during the year ended December 31, 2016 (refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details). The remaining change was due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and the favorable impact on operating cash flow from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $347.4 million compared to $883.9 million for the prior year. The decrease in cash used in investing activities was mainly due to a $612.5 million decrease in net purchases of investments and a $20.8 million decrease in business combinations, net of cash and restricted cash acquired. The decrease in cash used in investing activities was partially offset by a $74.0 million increase in capital expenditures related to the purchases of infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth, an $17.7 million increase in purchases of other intangibles and a $5.1 million increase in purchases of strategic investments.

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

 Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $607.4 million compared to net cash provided by financing activities of $538.9 million for the prior year. During the year ended December 31, 2017, we had $698.2 million in net proceeds from issuance of the 2022 Notes and the related 2022 Note Hedge and 2022 Warrant transactions, and used $55.0 million in cash to repurchase shares of our common stock. During the year ended December 31, 2018, we had additional financing cash outflows of $429.6 million relating to the repayments of the 2018 Notes attributable to principal and $99.1 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $21.6 million increase in proceeds from employee equity plans.

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

Contractual Obligations and Commitments

The following table represents our future non-cancelable contractual obligations as of December 31, 2018, aggregated by type:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$898,851	$55,435	$124,344	$140,198	$578,874
Purchase obligations (2)	140,377	55,875	73,402	8,469	2,631
Principal amount payable on our convertible senior notes (3)	782,500	—	—	782,500	—
Other	3,743	813	1,708	1,222	—
Total contractual obligations	$1,825,471	$112,123	$199,454	$932,389	$581,505

(1)	Consists of future non-cancelable minimum rental payments under operating leases for some of our offices and data centers.

(2)
Consists of future minimum payments under non-cancelable purchase commitments related to our daily business operations. Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences to be held in 2020 and future years. If we were to cancel these contractual commitments as of December 31, 2018, we would have been obligated to pay cancellation penalties of approximately $18.5 million in aggregate.

(3)	For additional information regarding our convertible senior notes, refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to the obligations in the table above, $4.7 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2018. It is uncertain as to if or when such amounts may be settled.

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

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Professional services and other revenues

Our professional services arrangements are primarily on a time-and-materials basis, and revenues on these arrangements are recognized as the services are delivered. We typically invoice our customers monthly in arrears for these professional services based on actual hours and expenses incurred, and our invoices are typically due within 30 days from the invoice date. Some of our professional services arrangements are on a fixed fee or subscription basis, under which we recognize revenues on a proportional performance basis or ratably over the contract term. In instances where certain milestones are required to be met before revenues are recognized, we defer professional services revenues and the associated costs until milestone criteria have been met. Other revenues consist of fees from customer training delivered on-site or through publicly available classes.

Contracts with multiple performance obligations

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative SSP basis. Evaluating the terms and conditions included within our customer contracts to ensure appropriate revenue recognition and determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Significant judgment is also involved in determining SSP by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, competitive pricing of similar products, other software vendor pricing, industry publications and current pricing practices.

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales force and referral fees paid to independent third-parties. Capitalized sales commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. Commissions and referral fees earned upon the execution of initial and expansion contracts are primarily deferred and amortized over a period of benefit that we have determined to be five years. Commissions earned upon the renewal of customer contracts are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenues for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. The determination of the period of benefit requires significant judgment by taking into consideration our customer contracts, our technology life cycle and other factors. We include amortization of deferred commissions in sales and marketing expense in our consolidated statements of comprehensive income (loss).

Business combinations

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

We evaluate and test the recoverability of goodwill in our single reporting unit for impairment at least annually during our fourth quarter or more frequently if circumstances indicate that goodwill may not be recoverable. We periodically review the carrying amounts of long-lived assets, such as property and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We have not recognized any impairment charges related to goodwill and long-lived assets during the years ended December 31, 2018, 2017 and 2016 because the aggregate fair value of our Company has consistently and materially exceeded the carrying value of our single reporting unit and asset group.

Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the technology industry occur frequently and quickly. To the extent an impairment indicator exists, the measurement of the impairment charge requires significant judgment, and could result in a material charge to operating expenses.

 Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units (RSUs) with only a service condition on a straight-line basis over the requisite service period, which is generally the vesting term of four years. For RSUs granted with both service condition and a performance condition, the expenses are recognized on a graded vesting basis over the requisite service period of generally three years, after assessing the probability of achieving requisite performance criteria. This has the impact of greater stock-based compensation expense during the initial years of the vesting period as stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan (ESPP) on a straight-line basis over the six-month offering period. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSU awards using the fair value of our common stock on the date of grant. We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. We evaluate the forfeiture rates at least annually or when events or circumstances indicate a change may be needed. This may cause a fluctuation in our stock-based compensation in the period of change.

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is more likely than not that our U.S. and certain foreign deferred tax assets will not be realizable as of December 31, 2018. To the extent sufficient positive evidence becomes available, we may release a portion, or all, of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

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
Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and British Pound Sterling, and therefore benefit from a weakening of the U.S. Dollar relative to these currencies and, conversely, are adversely affected by a strengthening of the U.S. Dollar relative to these currencies. Revenues denominated in U.S. Dollar as a percentage of total revenues was 71% during the year ended December 31, 2018 and 73% during each of the years ended December 31, 2017 and 2016.

In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program during the year ended December 31, 2018 by entering into foreign currency derivative contracts to hedge a portion of our net outstanding monetary assets and liabilities. These derivative contracts are intended to offset gains or losses related to remeasuring monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in an increase in operating loss of approximately $23.4 million, $15.3 million and $8.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

These derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed our obligations to the counterparties. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Refer to Note 8 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Interest Rate Sensitivity

We had an aggregate of $2.1 billion in cash, cash equivalents, short-term investments and long-term investments as of December 31, 2018. This amount was invested primarily in money market funds, certificates of deposit, corporate notes and bonds, government and agency securities and other debt securities with a minimum rating of BBB by Standard & Poor’s, Baa2 by Moody’s, or BBB by Fitch. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments.

A hypothetical 100 basis point increase in interest rates would have resulted in an approximate $9.2 million decline of the fair value of our $2.1 billion of available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of December 31, 2017, we had an aggregate of $2.2 billion in cash, cash equivalents, short-term investments and long-term investments, and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $10.7 million decline of the fair value of our available-for-sale securities.

Market Risk

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. We carry these instruments at face value less unamortized discount on our consolidated balance sheet. Because these instruments do not bear interest, we have no economic interest rate exposure on our 2022 Notes associated with changes in interest rates. However, the fair value of our 2022 Notes is exposed to interest rate risks. Generally, the fair market value of our 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our stock price due to the conversion feature, and will generally increase as the stock price increases.

We hold cash balances with multiple financial institutions in various countries and these balances routinely exceed deposit insurance limits.

As of December 31, 2018, we had $15.6 million invested primarily in preferred stock of privately-held companies that are in the development stage. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment charge if the carrying value of these investments exceed their fair value.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations”, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ServiceNow, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

/s/PricewaterhouseCoopers LLP

San Jose, California
February 27, 2019

We have served as the Company’s auditor since 2011.

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$566,204	$726,495
Short-term investments	931,718	1,052,803
Accounts receivable, net	574,810	437,051
Current portion of deferred commissions	139,890	109,643
Prepaid expenses and other current assets	132,071	95,959
Total current assets	2,344,693	2,421,951
Deferred commissions, less current portion	282,490	224,252
Long-term investments	581,856	391,442
Property and equipment, net	347,216	245,124
Intangible assets, net	100,582	86,916
Goodwill	148,845	128,728
Other assets	73,458	51,832
Total assets	$3,879,140	$3,550,245
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,733	$32,109
Accrued expenses and other current liabilities	330,246	253,257
Current portion of deferred revenue	1,651,594	1,210,695
Current portion of convertible senior notes, net	—	543,418
Total current liabilities	2,012,573	2,039,479
Deferred revenue, less current portion	38,597	36,120
Convertible senior notes, net	661,707	630,018
Other long-term liabilities	55,064	65,884
Total liabilities	2,767,941	2,771,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value; 600,000,000 shares authorized; 180,175,355 and 174,275,864 shares issued and outstanding at December 31, 2018 and 2017, respectively	180	174
Additional paid-in capital	2,093,834	1,731,367
Accumulated other comprehensive income (loss)	(4,035)	5,767
Accumulated deficit	(978,780)	(958,564)
Total stockholders’ equity	1,111,199	778,744
Total liabilities and stockholders’ equity	$3,879,140	$3,550,245

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606.

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Revenues:
Subscription	$2,421,313	$1,739,500	$1,234,070
Professional services and other	187,503	178,994	156,915
Total revenues	2,608,816	1,918,494	1,390,985
Cost of revenues (1):
Subscription	417,421	315,570	235,414
Professional services and other	205,237	184,292	163,581
Total cost of revenues	622,658	499,862	398,995
Gross profit	1,986,158	1,418,632	991,990
Operating expenses (1):
Sales and marketing	1,203,056	894,977	659,983
Research and development	529,501	377,518	285,239
General and administrative	296,027	210,533	158,936
Legal settlements	—	—	270,000
Total operating expenses	2,028,584	1,483,028	1,374,158
Loss from operations	(42,426)	(64,396)	(382,168)
Interest expense	(52,733)	(53,394)	(33,278)
Interest income and other income (expense), net	56,135	4,384	5,027
Loss before income taxes	(39,024)	(113,406)	(410,419)
Provision for (benefit from) income taxes	(12,320)	3,440	3,830
Net loss	$(26,704)	$(116,846)	$(414,249)
Net loss per share - basic and diluted	$(0.15)	$(0.68)	$(2.52)
Weighted-average shares used to compute net loss per share - basic and diluted	177,846,023	171,175,577	164,533,823
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,903)	$23,064	$(6,487)
Unrealized gains (losses) on investments, net of tax	(665)	5,376	588
Other comprehensive income (loss)	(2,568)	28,440	(5,899)
Comprehensive loss	$(29,272)	$(88,406)	$(420,148)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Cost of revenues:
Subscription	$48,738	$35,334	$28,420
Professional services and other	32,816	27,401	26,516
Sales and marketing	228,045	170,527	131,571
Research and development	135,203	92,025	81,731
General and administrative	99,151	68,717	49,416

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606.

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	160,785,764	$160	$1,140,545	$(557,009)	$(16,882)	$566,814
Cumulative effect adjustment for ASU 2016-09 adoption	—	—		11,423	—	11,423
Cumulative effect adjustment for Topic 606 adoption	—	—	—	118,117	108	118,225
Common stock issued under employee stock plans	6,645,009	7	66,361	—	—	66,368
Taxes paid related to net share settlement of equity awards	—	—	(119,914)	—	—	(119,914)
Stock-based compensation	—	—	318,325	—	—	318,325
Other comprehensive loss, net, as adjusted	—	—	—	—	(5,899)	(5,899)
Net loss, as adjusted	—	—	—	(414,249)	—	(414,249)
Balance at December 31, 2016, as adjusted	167,430,773	$167	$1,405,317	$(841,718)	$(22,673)	$541,093
Common stock issued under employee stock plans	7,385,897	7	82,552	—	—	82,559
Repurchases and retirement of common stock	(540,806)	—	(55,000)	—	—	(55,000)
Taxes paid related to net share settlement of equity awards	—	—	(182,127)	—	—	(182,127)
Stock-based compensation	—	—	394,680	—	—	394,680
Equity component of the convertible notes, net	—	—	159,891	—	—	159,891
Purchase of convertible note hedge	—	—	(128,017)	—	—	(128,017)
Issuance of warrants	—	—	54,071	—	—	54,071
Other comprehensive income, net, as adjusted	—	—	—	—	28,440	28,440
Net loss, as adjusted	—	—	—	(116,846)	—	(116,846)
Balance at December 31, 2017, as adjusted	174,275,864	$174	$1,731,367	$(958,564)	$5,767	$778,744
Cumulative effect adjustment for ASU 2016-01 adoption	—	—	—	7,234	(7,234)	—
Cumulative effect adjustment for ASU 2016-16 adoption	—	—	—	(746)	—	(746)
Common stock issued under employee stock plans	5,899,519	6	104,167	—	—	104,173
Taxes paid related to net share settlement of equity awards	—	—	(281,061)	—	—	(281,061)
Stock-based compensation	—	—	545,805	—	—	545,805
Settlement of 2018 Notes conversion feature	1,313,589	1	(773,302)	—	—	(773,301)
Benefit from exercise of 2018 Note Hedges	(1,313,617)	(1)	766,858	—	—	766,857
Other comprehensive loss, net	—	—	—	—	(2,568)	(2,568)
Net loss	—	—	—	(26,704)	—	(26,704)
Balance at December 31, 2018	180,175,355	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Cash flows from operating activities:
Net loss	$(26,704)	$(116,846)	$(414,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	149,604	113,875	83,082
Amortization of deferred commissions	143,358	99,105	69,565
Amortization of debt discount and issuance costs	52,733	53,394	33,278
Stock-based compensation	543,953	394,004	317,654
Deferred income tax	(34,180)	(5,724)	(658)
Gain on marketable equity securities	(19,257)	—	—
Repayments of convertible senior notes attributable to debt discount	(145,349)	—	—
Other	6,177	(905)	3,764
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(146,148)	(99,693)	(126,415)
Deferred commissions	(239,382)	(190,246)	(151,921)
Prepaid expenses and other assets	(19,886)	(34,288)	(24,164)
Accounts payable	(4,757)	(5,504)	(3,554)
Deferred revenue	468,856	369,242	285,139
Accrued expenses and other liabilities	82,071	66,526	87,560
Net cash provided by operating activities	811,089	642,940	159,081
Cash flows from investing activities:
Purchases of property and equipment	(224,462)	(150,510)	(105,562)
Business combinations, net of cash and restricted cash acquired	(37,440)	(58,203)	(34,297)
Purchases of other intangibles	(24,400)	(6,670)	(18,750)
Purchases of investments	(1,285,943)	(1,189,511)	(518,664)
Purchases of strategic investments	(9,839)	(4,750)	(500)
Sales of investments	39,975	85,106	297,998
Maturities of investments	1,194,687	440,590	271,537
Net cash used in investing activities	(347,422)	(883,948)	(108,238)
Cash flows from financing activities:
Net proceeds from borrowings on convertible senior notes	—	772,127	—
Repayments of convertible senior notes attributable to principal	(429,645)	(4)	—
Proceeds from issuance of warrants	—	54,071	—
Purchases of convertible note hedges	—	(128,017)	—
Repurchases and retirement of common stock	—	(55,000)	—
Proceeds from employee stock plans	104,160	82,567	66,378
Taxes paid related to net share settlement of equity awards	(281,010)	(181,938)	(119,907)
Payments on financing obligations	(933)	(4,914)	(2,223)
Net cash (used in) provided by financing activities	(607,428)	538,892	(55,752)
Foreign currency effect on cash, cash equivalents and restricted cash	(15,530)	28,013	(5,945)
Net (decrease) increase in cash, cash equivalents and restricted cash	(159,291)	325,897	(10,854)
Cash, cash equivalents and restricted cash at beginning of period	727,829	401,932	412,786
Cash, cash equivalents and restricted cash at end of period	$568,538	$727,829	$401,932
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$566,204	$726,495	$401,238
Current portion of restricted cash included in prepaid expenses and other current assets	2,334	1,301	694
Non-current portion of restricted cash included in other assets	—	33	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$568,538	$727,829	$401,932
Supplemental disclosures of other cash flow information:
Income taxes paid, net of refunds	$17,507	$7,899	$4,338
Non-cash investing and financing activities:
Settlement of 2018 Notes conversion feature	$773,302	$—	$—
Benefit from exercise of 2018 Note Hedge	$766,858	$—	$—
Property and equipment included in accounts payable and accrued expenses	$25,767	$15,007	$15,381
Purchases of intangible assets included in accrued expenses and other liabilities	$8,500	$6,750	$6,210

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606.

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,”, “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1)    Description of the Business

ServiceNow, the company that makes work, work better for people, is a leading provider of enterprise cloud computing solutions that define, structure, manage and automate digital workflows for global enterprises. We deliver digital workflows that help our customers create great experiences and unlock productivity. Our Now Platform, the intelligent and intuitive platform for work, enables enterprise-wide experiences and productivity by simplifying and streamlining processes across systems, functions and departments. Our product portfolio focuses on delivering IT, employee and customer service workflow experiences, and our app engine enables our customers to build any workflow application that makes sense for their business.

(2)    Summary of Significant Accounting Policies

Basis of Presentation

Effective January 1, 2018, we adopted the Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as discussed further below in this Note 2. All amounts and disclosures set forth in this Form 10-K in these consolidated financial statements have been updated to comply with the new standard, including previously reported amounts, which are labeled “as adjusted” in these consolidated financial statements and related notes. Certain prior period amounts reported in our consolidated financial statements and notes thereto, such as Notes 10 and 17, have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, the stand-alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, purchase price allocation for business combinations, stock-based compensation expenses, the assessment of the useful life and recoverability of our property and equipment, goodwill and identifiable intangible assets, fair value of convertible notes, income taxes and legal contingencies. Actual results could differ from those estimates.

Segments

We define the term “chief operating decision maker” to be our Chief Executive Officer. Our chief operating decision maker allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. Accordingly, we have determined that we operate as a single operating and reportable segment.

Foreign Currency Translation and Transactions

The functional currencies for our foreign subsidiaries are primarily their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in interest income and other income (expense), net within the consolidated statements of comprehensive income (loss), and have not been material for all periods presented.

Derivative Financial Instruments and Hedging Activities

We use derivative financial instruments to manage foreign currency risks. These derivative contracts consist of forward contracts entered into with various counterparties and are not designated as hedging instruments under applicable accounting guidance. As such, all changes in the fair value of these derivative contracts are recorded in Interest income and other income (expense), net on the consolidated statements of comprehensive income (loss), and are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Changes in the related derivative assets and liabilities balances are classified as operating activities in the consolidated statement of cash flows.

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

Professional services and other revenues

Our professional services arrangements are primarily on a time-and-materials basis, and revenues on these arrangements are recognized as the services are delivered. We typically invoice our customers monthly in arrears for these professional services based on actual hours and expenses incurred, and our invoices are typically due within 30 days from the invoice date. Some of our professional services arrangements are on a fixed fee or subscription basis, under which we recognize revenues on a proportional performance basis or ratably over the contract term. In instances where certain milestones are required to be met before revenues are recognized, we defer professional services revenues and the associated costs until milestone criteria have been met. Other revenues consist of fees from customer training delivered on-site or through publicly available classes.

Contracts with multiple performance obligations

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluate the terms and conditions included within our customer contracts to ensure appropriate revenue recognition, including whether products and services are considered distinct performance obligations that should be accounted for separately versus together. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP by considering the historical selling price of these performance obligations in similar transactions as well as other factors, including, but not limited to, competitive pricing of similar products, other software vendor pricing, industry publications and current pricing practices.

Unbilled Receivables

Unbilled receivables, which is a contract asset, represent subscription revenues that are recognized upon delivery of the software prior to being invoiced. Unbilled receivables are primarily presented under prepaid expenses and other current assets on our consolidated balance sheets.

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

Customer deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the contract and are presented under “accrued expenses and other current liabilities” on our consolidated balance sheets.

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales force and referral fees paid to independent third-parties. Capitalized sales commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. Commissions and referral fees earned upon the execution of initial and expansion contracts are primarily deferred and amortized over a period of benefit that we have determined to be five years. Commissions earned upon the renewal of customer contracts are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenue for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. We determine the period of benefit by taking into consideration our customer contracts, our technology life cycle and other factors. We include amortization of deferred commissions in sales and marketing expense in our consolidated statements of comprehensive income (loss). There was no impairment loss in relation to the incremental selling costs capitalized for all periods presented.

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

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other income (expense), net in the consolidated statements of comprehensive income (loss).

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

Property and Equipment

Property and equipment, net, are stated at cost, subject to review of impairment, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-7 years
Leasehold and other improvements	shorter of the lease term or estimated useful life

When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed and any gain or loss is included in cost of revenues or operating expenses depending on whether the asset sold is being used in our provision of services to our customers. Repairs and maintenance expenses are charged to our statements of comprehensive income (loss) as incurred.

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, costs and time incurred between the establishment of technological feasibility and product release have not been significant, and all software development costs have been charged to research and development expense in our consolidated statements of comprehensive income (loss).

Costs incurred to develop our internal administration, finance and accounting systems are capitalized during the application development stage and generally amortized over the software’s estimated useful life of three to five years. Costs related to preliminary project activities and post implementation activities are expensed as incurred.

Leases

Leases are reviewed and classified as capital or operating at their inception. Some of our lease agreements contain rent escalation, rent holidays, lease incentives and renewal options. Rent escalation and rent holidays are included in the determination of rent expenses to be recorded on a straight-line basis over the lease term. Unless determined to be landlord assets, lease incentives to pay for our costs or assets are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control the leased space. The difference between rent payments and straight-line rent expense is recorded as deferred rent in the consolidated balance sheets. Deferred rent that will be recognized during the ensuing 12-month period is recorded as the current portion of deferred rent included in “Accrued expenses and other current liabilities” and the remainder is recorded as long term deferred rent included in “Other long-term liabilities”.

Business combinations

The allocation of the purchase price in a business combination requires us to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets included, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets and the profit margin a market participant would receive.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We evaluate and test the recoverability of goodwill for impairment at least annually, during the fourth quarter, or more frequently if circumstances indicate that goodwill may not be recoverable. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a goodwill impairment test. To calculate any potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. For purposes of goodwill impairment testing, we have one reporting unit.

We periodically review the carrying amounts of long-lived assets, such as property and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. Our intangible assets are amortized over their useful lives ranging from four years to ten years.

Advertising Costs

Advertising costs, excluding costs related to our annual Knowledge user conference and other user forums, are expensed as incurred and are included in sales and marketing expense. These costs for the years ended December 31, 2018, 2017 and 2016 were $65.2 million, $43.3 million and $32.0 million, respectively. Costs, net of proceeds related to our annual Knowledge user conference and other user forums, are deferred and expensed when the respective events occur.

Convertible Senior Notes

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the 2022 Notes) and in November 2013, we issued $575.0 million of 0% convertible senior notes (the 2018 Notes, and together with the 2022 Notes, the Notes). In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component, or the debt discount, is amortized to interest expense using the effective interest method over the term of the respective Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative fair values. Transaction costs attributable to the liability component are being amortized to interest expense over the respective terms of the Notes, and transaction costs attributable to the equity component were netted with the equity component of the Notes in stockholders’ equity. To the extent we receive note conversion requests prior to the maturity of the Notes, the difference between the fair value and the amortized book value of the Notes is recorded as a gain or loss on early note conversion. The fair value of the Notes is measured based on a similar liability that does not have an associated convertible feature, based on the remaining term of the Notes.

Legal Contingencies

From time to time, we are a party to litigation and other legal proceedings in the ordinary course of business. We accrue for loss contingencies when we can reasonably estimate the amount of loss or range of loss and when, based on the advice of counsel, we believe it is probable that we will incur the loss. Because of uncertainties related to these matters, we base our estimate on the information available at the time of our assessment. As additional information becomes available, we reassess our potential liability and may revise our estimate.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units (RSUs) with only a service condition on a straight-line basis over the requisite service period, which is generally the vesting term of four years. For RSUs granted with both a service condition and a performance condition, the expenses are recognized on a graded vesting basis over the requisite service period of generally three years, after assessing the probability of achieving requisite performance criteria. This has the impact of greater stock-based compensation expense during the initial years of the vesting period as stock-based compensation cost is recognized over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan (ESPP) on a straight-line basis over the six months offering period. We estimate the fair value of options using the Black-Scholes options pricing model and fair value of RSUs using the fair value of our common stock on the date of grant. We recognize compensation expense net of estimated forfeiture activity, which is based on historical forfeiture rates. In some instances, shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. In these instances, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid, and include these payments as a reduction of cash flows from financing activities.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, Notes and Warrants. Stock awards with performance conditions are included in dilutive shares to the extent the performance condition is met. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, Notes and Warrants are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash, cash equivalents, derivative contracts, investments and accounts receivable. We hold cash at financial institutions that management believes are high credit, quality financial institutions and invest in securities with a minimum rating of BBB by Standard & Poor’s, Baa2 by Moody’s, or BBB by Fitch to minimize our credit risks. Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We are also exposed to credit risk under the convertible note hedge transactions that may result from counterparties’ non-performance.

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2018 and 2017, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

	Balance at Beginning of Year	Additions (Deductions): Charged to Operations	Additions (Deductions): Charged to Deferred Revenue	Less: Write-offs	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$3,115	1,255	1,177	898	$4,649
Year ended December 31, 2017
Allowance for doubtful accounts	$2,323	1,688	194	1,090	$3,115
Year ended December 31, 2016
Allowance for doubtful accounts	$1,179	2,219	(391)	684	$2,323

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

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting,” which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. This standard is effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We early adopted this new standard effective January 1, 2018, and the adoption of this standard did not have a material impact on our consolidated financial statements.

Income Taxes

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act) to retained earnings. This standard is effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We early adopted this new standard effective January 1, 2018, with an immaterial amount of cumulative effect adjustment recorded to our opening accumulated deficit as of January 1, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts for the 2017 Tax Cuts and Jobs Act (the Tax Act) during a measurement period not to extend beyond one year of the enactment date, with further clarifications made recently with the issuance of ASU 2018-05. We have completed our accounting for the income tax effects of the Tax Act during the year ended December 31, 2018, and did not have any significant adjustments to our provisional amounts. We have elected to record taxes associated with our global intangible low-taxed income (GILTI) as period costs if and when incurred. We determined that the unremitted earnings of our foreign subsidiaries will no longer be considered indefinitely reinvested, except in certain designated jurisdictions in which the resident entity is a service provider that is not expected to generate substantial amounts of cash in excess of what may be reinvested by the local entity.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which includes a revision in the accounting for the income tax consequences of intra-entity transfers of assets other than inventory to reduce the complexity in accounting standards. We adopted this new standard as of January 1, 2018 with an immaterial amount of cumulative effect adjustment recorded to our opening accumulated deficit as of January 1, 2018.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, with further clarifications made more recently. This new standard requires equity securities to be measured at fair value with changes in fair value recognized through the statement of operations, which may result in greater variability in our net income (loss). We adopted these new standards as of January 1, 2018 with a cumulative-effect adjustment, net of tax of $7.2 million recorded to our opening accumulated deficit as of January 1, 2018. This adjustment relates to the unrealized gain on our marketable equity securities as of December 31, 2017, which was previously included in accumulated other comprehensive income (loss) on our consolidated balance sheet. As part of the adoption, we elected to apply the measurement alternative for our non-marketable equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of these standards did not result in an adjustment for our non-marketable equity investments as our measurement alternative election requires adjustments to be recorded only on a prospective basis.

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

The Topic 606 standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (modified retrospective method). We adopted the requirements of Topic 606 as of January 1, 2018, utilizing a full retrospective method. The most significant impact of the standard relates to the timing of revenue recognition related to self-hosted offerings, in which customers deploy, or we grant customers the option to deploy without significant penalty, our software internally or contract with a third party to host the software, the accounting for incremental selling costs to obtain a contract, and the classification of proceeds for our annual Knowledge user conference and other user forums as a reduction in sales and marketing expenses instead of as professional services and other revenues.

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

In addition, under Topic 606, for all periods presented, we have deferred all incremental selling costs (primarily commissions) to obtain customer contracts, including indirect costs that are not tied to a specific contract, for both self-hosted offerings and cloud-based subscription offerings. On initial contracts and contracts for increased purchases with existing customers (expansion contracts), these costs are primarily amortized over a period of benefit that we have determined to be five years. On renewal contracts, these costs are amortized over the renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenues for self-hosted offerings as described above, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. Our prior policy under Topic 605 was to defer only direct and incremental commission costs to obtain a contract and amortize those costs over the contract term, which was generally 12 to 36 months, for both self-hosted offerings and cloud-based subscription offerings.

As part of our adoption of Topic 606, during the year ended December 31, 2018, we recorded a decrease in sales and marketing expenses and a corresponding increase in our deferred commissions asset of $5.4 million. This adjustment reflects the correction of previously undercapitalized incremental fringe benefit costs associated with sales commissions that were paid since 2012. We concluded that these adjustments were not material to the current period or any previously reported periods presented, as adjusted for the full retrospective adoption of Topic 606.

The direct effect on income taxes resulting from the full retrospective adoption of the above-mentioned changes to revenues and commission expenses resulted in a cumulative income tax expense of $23.3 million recorded in the prior periods through December 31, 2017. The indirect tax benefit of Topic 606 on income taxes associated with intercompany adjustments of $23.1 million, or $0.13 per basic and diluted share for the year ended December 31, 2018, was recorded in the first quarter of adoption during the three months ended March 31, 2018.

The table below provides specified line items from our consolidated balance sheet (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands):

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

The table below provides specified line items from our consolidated statement of comprehensive loss (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands, except per share data):

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

The table below provides specified line items from our consolidated statement of cash flows (i) as previously reported and (ii) as adjusted to reflect the impact of the full retrospective adoption of Topic 606 (in thousands):

	Year Ended December 31,
	2017		2016
	As Reported	As Adjusted	As Reported	As Adjusted

Cash flows from operating activities:
Net loss	$(149,130)	$(116,846)	$(451,804)	$(414,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	115,262	99,105	81,217	69,565
Deferred income tax	(9,078)	(5,724)	(3,424)	(658)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(98,432)	(99,693)	(125,106)	(126,415)
Deferred commissions	(174,503)	(190,246)	(136,459)	(151,921)
Prepaid expenses and other assets	(46,138)	(34,288)	(21,500)	(24,164)
Deferred revenue	381,562	369,242	300,167	285,139
Accrued expenses and other liabilities	68,344	66,526	82,681	87,560
Net cash provided by operating activities	642,825	642,940	159,921	159,081
Foreign currency effect on cash, cash equivalents and restricted cash	28,128	28,013	(6,785)	(5,945)

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

Credit losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This new standard is effective for our interim and annual periods beginning January 1, 2020. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. This new standard, including related amendments subsequently issued by the FASB, is effective for our interim and annual periods beginning January 1, 2019. We intend to elect the package of transition expedients and the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption. In addition, for our office facility leases, we intend to elect to account for lease and non-lease components as a single lease component. We also intend to make an accounting policy election not to record leases that, at the lease commencement date, have a lease term of 12 months or less on the balance sheet.

We have substantially completed our review of existing vendor arrangements for embedded leases and we expect that all of our operating leases disclosed in Note 18 will be subject to the new standard. The present value of these operating lease commitments will be recognized as right-of-use assets and lease liabilities at the later to occur of (i) the adoption date of January 1, 2019 or (ii) the time we take possession of the leased asset, which will have a material impact on our consolidated balance sheet. We have made significant progress in validating the accuracy of new Topic 842 reports generated from our existing lease accounting system, and are in the process of finalizing our accounting policy and disclosures. We expect the adoption of this standard to result in the recognition of total right-of-use assets of approximately $330 million and total lease liabilities of approximately $360 million. We do not anticipate that the adoption of this standard will have a material impact on our consolidated statements of comprehensive income (loss) and our consolidated statements of cash flows since the expense recognition under this new standard will be similar to current practice.

(3)    Investments

Marketable Debt Securities

The following is a summary of our available-for-sale investment securities, excluding marketable equity securities and those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$108,061	$—	$—	$108,061
Corporate notes and bonds	1,233,589	343	(4,218)	1,229,714
Certificates of deposit	73,584	1	—	73,585
U.S. government and agency securities	102,549	23	(358)	102,214
Total available-for-sale securities	$1,517,783	$367	$(4,576)	$1,513,574

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$258,348	$1	$(5)	$258,344
Corporate notes and bonds	1,006,302	26	(3,084)	1,003,244
Certificates of deposit	33,084	—	—	33,084
U.S. government and agency securities	129,494	—	(638)	128,856
Total available-for-sale securities	$1,427,228	$27	$(3,727)	$1,423,528

As of December 31, 2018, the contractual maturities of our investment securities, excluding securities classified within cash and cash equivalents on the consolidated balance sheets, did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2018
Due within 1 year	$931,718
Due in 1 year through 5 years	581,856
Total	$1,513,574

The following table shows the fair values and the gross unrealized losses of these securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$714,605	$(2,603)	$294,956	$(1,615)	$1,009,561	$(4,218)
Certificates of deposit	1,000	—	—	—	1,000	—
U.S. government and agency securities	11,756	(5)	61,457	(353)	73,213	(358)
Total	$727,361	$(2,608)	$356,413	$(1,968)	$1,083,774	$(4,576)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$14,809	$(5)	$—	$—	$14,809	$(5)
Corporate notes and bonds	819,113	(2,703)	141,874	(381)	960,987	(3,084)
U.S. government and agency securities	106,301	(593)	22,555	(45)	128,856	(638)
Total	$940,223	$(3,301)	$164,429	$(426)	$1,104,652	$(3,727)

 As of December 31, 2018, we had a total of 522 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet in an unrealized loss position. There were no impairments considered “other-than-temporary” as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Marketable Equity Securities

As of December 31, 2017, we had marketable equity securities of $20.7 million. In May 2018, we sold these securities for total proceeds of $40.0 million. We recognized net gains of $19.3 million for the year ended December 31, 2018, resulting from our adoption of ASU 2016-01 as we began to record changes in stock price fluctuations of our marketable equity securities through statement of operations rather than in accumulated other comprehensive income (loss) on our consolidated balance sheet. During the year ended December 31, 2017, prior to the adoption of ASU 2016-01, we recognized $10.7 million of unrealized gains on our marketable equity securities offset by $3.5 million of tax effect through accumulated other comprehensive income (loss) on our consolidated balance sheet. Refer to Note 2 for further details on ASU 2016-01. Upon our sale of these securities, the previously unrealized gain became realized. As of December 31, 2018, we had no marketable equity securities on our consolidated balance sheet.

Strategic Investments

As of December 31, 2018 and 2017, the total amount of equity investments in privately-held companies included in other assets on our consolidated balance sheets was $14.6 million and $4.8 million, respectively. As there have been no material observable price changes, we have not recorded any adjustments resulting from observable price changes or impairment charges for any of our equity investments in privately-held companies.

The fair value of our debt investments in privately-held companies included within our strategic investments was $1.0 million as of December 31, 2018 and 2017. These investments are recorded at fair value using significant unobservable inputs or data in an inactive market, and the valuation requires our judgment due to the absence of quoted prices in active markets and inherent lack of liquidity and are categorized accordingly as Level 3 in the fair value hierarchy. There were no significant changes in unrealized gains and losses recognized in other comprehensive income (loss) for these investments.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$229,047	$—	$229,047
Commercial paper	—	16,961	16,961
Certificates of deposit	—	2,465	2,465
Short-term investments:
Commercial paper	—	108,061	108,061
Corporate notes and bonds	—	679,542	679,542
Certificates of deposit	—	56,596	56,596
U.S. government and agency securities	—	87,519	87,519
Long-term investments:
Corporate notes and bonds	—	550,172	550,172
Certificates of deposit	—	16,989	16,989
U.S. government and agency securities	—	14,695	14,695
Total	$229,047	$1,533,000	$1,762,047

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

See Note 3 for the fair value measurement of our debt investments in privately-held companies, Note 8 for the fair value measurement of our derivative contracts and Note 11 for the fair value measurement of our convertible senior notes, which are not included in the table above.

(5)    Business Combinations

2018 Business Combinations

During the year ended December 31, 2018, we completed four business combinations for an aggregate purchase price of $37.6 million. In allocating the aggregate purchase price based on the estimated fair values, we recorded a total of $13.5 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $2.2 million of deferred tax liabilities and $26.1 million of goodwill, of which $8.0 million of the goodwill amount is deductible for income tax purposes.

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

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Useful Life (in years)
Net tangible assets acquired	$675
Intangible assets:
Developed technology	15,600	5
Goodwill (2)	19,386
Net deferred tax liabilities (1)	(3,341)
Total purchase price	$32,320

(1)	Deferred tax liabilities, net primarily relates to purchased identifiable intangible assets and is shown net of deferred tax assets.

(2)	The goodwill balance for this business combination is not deductible for income tax purposes.

Other 2017 Business Combinations

We also completed three other business combinations for an aggregate purchase price of approximately $26.6 million in cash. In allocating the aggregate purchase price based on the estimated fair values, we recorded $9.9 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $3.6 million of deferred tax liabilities and a total of $20.3 million of goodwill, of which $4.1 million of the goodwill amount is deductible for income tax purposes.

2016 Business Combinations

During the year ended December 31, 2016, we completed two business combinations for an aggregate purchase price of $34.1 million in cash. In allocating the aggregate purchase price based on the estimated fair value, we recorded a total of $12.8 million of developed technology intangible assets (to be amortized over estimated useful lives of five to six years), $4.9 million of deferred tax liabilities and a total of $26.7 million of goodwill, of which none is deductible for income tax purposes.

For all of our 2018, 2017 and 2016 business combinations, the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. We believe the goodwill represents the synergies expected from expanded market opportunities when integrating the acquired technologies with our offerings. Aggregate acquisition-related costs associated with our business combinations of $1.0 million, $2.4 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively are included in general and administrative expenses in our consolidated statement of comprehensive loss. The results of operations of all of our business combinations have been included in our consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2016	$82,534
Goodwill acquired	39,668
Foreign currency translation adjustments	6,526
Balance as of December 31, 2017	128,728
Goodwill acquired	26,063
Foreign currency translation adjustments	(5,946)
Balance as of December 31, 2018	$148,845

Intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Developed technology	$114,395	$102,349
Patents	57,180	31,030
Other	650	1,575
Total intangible assets	172,225	134,954
Less: accumulated amortization	(71,643)	(48,038)
Net carrying amount	$100,582	$86,916

Apart from the business combinations described in Note 5, we acquired $26.2 million and $13.4 million of intangible assets during the years ended December 31, 2018 and 2017, respectively. Weighted-average useful life for the intangible assets acquired during the year ended December 31, 2018 and 2017 is approximately seven years and ten years, respectively.

Amortization expense for intangible assets was approximately $25.2 million, $19.7 million, $15.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2018 (in thousands):

Years Ending December 31,
2019	$29,037
2020	19,447
2021	17,521
2022	13,608
2023	7,739
Thereafter	13,230
Total future amortization expense	$100,582

(7)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2018	2017
Computer equipment	$493,536	$326,378
Computer software	58,303	46,413
Leasehold and other improvements	74,721	56,232
Furniture and fixtures	42,551	38,789
Building	6,551	7,084
Construction in progress	10,167	5,341
	685,829	480,237
Less: Accumulated depreciation	(338,613)	(235,113)
Total property and equipment, net	$347,216	$245,124

Construction in progress consists primarily of building, leasehold and other improvements and in-process software development costs. Depreciation expense was $123.0 million, $93.2 million and $67.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(8) Derivative Contracts

We conduct business on a global basis in multiple foreign currencies, subjecting us to foreign currency risk. In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program during the year ended December 31, 2018 by entering into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities.

As of December 31, 2018, we had derivative contracts with total notional values of $883.9 million, which are not designated as hedge instruments. Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair values of these outstanding derivative contracts as of December 31, 2018 were as follows (in thousands):

	Consolidated Balance Sheet Location	December 31, 2018
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$22,831
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$2,441

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the year ended December 31, 2018 from amounts included in deferred revenue as of December 31, 2017 are $1.1 billion.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We apply the practical expedient in accordance with Topic 606 to exclude amounts related to professional services contracts that are on a time-and-material basis, which typically have a remaining duration of one year or less. In addition, we elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for all periods presented before January 1, 2018, the date of our initial adoption of Topic 606.

As of December 31, 2018, the total remaining non-cancelable performance obligations under our contracts with customers was approximately $4.9 billion, and we expect to recognize revenues on approximately 50% of these remaining performance obligations over the following 12 months, with the balance to be recognized thereafter.

(10)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
		*As Adjusted
Accrued payroll	$158,006	$130,400
Taxes payable	35,122	25,617
Other employee related liabilities	60,889	44,284
Other	76,229	52,956
Total accrued expenses and other current liabilities	$330,246	$253,257

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

(11)    Convertible Senior Notes

In May and June 2017, we issued the 2022 Notes, which are due June 1, 2022 unless earlier converted or repurchased in accordance with their terms. In November 2013, we issued the 2018 Notes, which were earlier converted prior to, or settled on November 1, 2018, in accordance with their terms. The Notes do not bear interest, and we cannot redeem the Notes prior to maturity.

The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

Upon conversion of the Notes, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock upon settlement. We have settled the principal amount of our 2018 Notes with cash and currently intend to settle the principal amount of the 2022 Notes with cash.

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

In accounting for the issuance of the Notes and the related transaction costs, we separated the Notes into liability and equity components. The Notes consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Liability component:
Principal:
2022 Notes	$782,500	$782,500
2018 Notes	—	574,994
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(120,793)	(152,482)
2018 Notes	—	(31,576)
Net carrying amount	$661,707	$1,173,436

	2022 Notes	2018 Notes
Equity component recorded at issuance:
Note	$162,039	$155,319
Issuance cost	(2,148)	(3,257)
Net amount recorded in equity	$159,891	$152,062

The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018 and September 30, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 through December 31, 2018. The Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018, and therefore the 2022 Notes are not convertible at the holders’ option for the quarter ending March 31, 2019. We have not received any conversion requests for our 2022 Notes.

The Conversion Condition for the 2018 Notes was met for the quarters ended June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018. Therefore, our 2018 Notes became convertible at the holders’ option beginning on July 1, 2017 and continued to be convertible at the holders’ option through June 30, 2018. Conversion requests received subsequent to June 30, 2018 were settled on the maturity date. We settled $413.2 million principal amount of the 2018 Notes in early conversions and the remaining principal amount of $161.8 million was settled on November 1, 2018, the maturity date of our 2018 Notes.

The conversion value over the principal amount for the early 2018 Note conversions was settled in cash from the exercise of the 2018 Note Hedges (as defined below). The conversion value over the principal amount for the principal amount settled on November 1, 2018 was satisfied with approximately 1.3 million shares of our common stock, which was entirely offset by shares of our common stock delivered to us by the 2018 Note Hedge counterparties under the 2018 Note Hedge, and cash in lieu of fractional shares. The shares delivered to us by the 2018 Note Hedge counterparties were immediately retired. As a result of the early note conversions, we recorded a loss of $4.1 million for the year ended December 31, 2018. As a result of the settlement of the 2018 Notes and the 2018 Note Hedges, we recorded an aggregate $6.4 million net reduction to additional paid-in capital, reflecting $773.3 million of fair value adjustments to the conversion option settled, offset by a $766.9 million benefit from the exercise of the 2018 Note Hedges.

For statement of cash flow presentation, we bifurcated the principal amount of the 2018 Notes paid during the year ended December 31, 2018 into two components: the portion of the repayment attributable to debt discount is classified as cash outflows from operating activities, and the portion of the repayment attributable to the principal is classified as cash outflows from financing activities.

We consider the fair value of the Notes at December 31, 2018 to be a Level 2 measurement. The estimated fair values of the Notes at December 31, 2018 and December 31, 2017 based on the closing trading price per $100 of the Notes were as follows (in thousands):

	December 31, 2018	December 31, 2017
2022 Notes	$1,105,281	897,778
2018 Notes	$—	$1,015,554

As of December 31, 2018, the remaining life of the 2022 Notes is 41 months, and the 2018 Notes were no longer outstanding. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization of debt issuance cost
2022 Notes	$1,531	$860	$—
2018 Notes	1,131	1,911	1,785
Amortization of debt discount
2022 Notes	30,159	16,921	—
2018 Notes	19,912	33,702	31,493
Total	$52,733	$53,394	$33,278
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

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

The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and are exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedges as a reduction to additional paid-in capital. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Note Hedges do not impact earnings per share, as they were entered into to offset any dilution from the Notes. As of December 31, 2018, the 2018 Note Hedge is no longer outstanding, and 5,806,936 shares remain subject to the 2022 Note Hedge.

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

As the 2018 Warrants and the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2018 Warrants, which was February 1, 2019, and the first expiration date of the 2022 Warrants, which will be September 1, 2022. We have issued and expect to continue to issue additional shares of our common stock in the first half of 2019 upon the automatic exercise of the 2018 Warrants. Additionally, we expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. Based on the volume-weighted average stock price on February 1, 2019, the total number of shares of our common stock to be issued upon the exercise of the 2018 Warrants would be approximately 4.0 million, resulting in immediate and substantial dilution to our existing stockholders. Similarly, the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on February 1, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 warrants would be approximately 0.4 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 warrants, if any, is unknown at this time.

(12)    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	December 31,
	2018	2017
		*As Adjusted
Foreign currency translation adjustment	$344	$2,246
Net unrealized gain (loss) on investments, net of tax(1)	(4,379)	3,521
Accumulated other comprehensive income (loss)	$(4,035)	$5,767

(1)
The net unrealized gain (loss) on investments as of December 31, 2018 includes a cumulative-effect adjustment, net of tax of $7.2 million resulting from our adoption of ASU 2016-01. See Note 2 for further details.

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income (loss) were immaterial for all periods presented.

(13)    Stockholders’ Equity

Common Stock

We are authorized to issue a total of 600,000,000 shares of common stock as of December 31, 2018. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2018, we had 180,175,355 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

December 31, 2018
Stock plans:
Options outstanding	1,810,580
RSUs (1)	10,201,660
Stock awards available for future grants:
2012 Equity Incentive Plan (2)	31,999,234
2012 Employee Stock Purchase Plan (2)	10,714,423
Total reserved shares of common stock for future issuance	54,725,897

(1)
Represents the number of shares issuable upon settlement of outstanding RSUs and performance RSUs, assuming 100% of the target number of shares for performance RSUs, as discussed under the section entitled “RSUs” in Note 14.

(2)	Refer to Note 14 for a description of these plans.

During the years ended December 31, 2018 and 2017, we issued a total of 5,899,519 shares and 7,385,897 shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from ESPP. In May 2017, we repurchased and retired 540,806 shares of our common stock for approximately $55.0 million, or $101.70 per share, from certain purchasers of the 2022 Notes in connection with the 2022 Notes offering. As described in Note 11, we received and retired 1.3 million shares of our common stock during the year ended December 31, 2018 in conjunction with our exercise of the 2018 Note Hedge.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. At December 31, 2018 and 2017, no shares of preferred stock were outstanding.

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

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, equity awards). In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. Prior to January 2019, the share reserve also automatically increased on January 1 of each year until January 1, 2022, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 Plan pursuant to the provision described in the preceding sentence for the year ending December 31, 2019. In January 2019, our Board of Directors amended the 2012 Plan to remove the automatic increase provision. Therefore, for the remaining term of the 2012 Plan, the share reserve will not be increased without stockholder approval.

Our 2012 Employee Stock Purchase Plan (the 2012 ESPP) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the year ending December 31, 2019.

Stock Options

Stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by our board of directors or, for those stock options issued subsequent to our IPO, the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under our 2005 Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted generally are exercisable for a period of up to ten years contingent on each holder’s continuous status as a service provider.

A summary of stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,818,435	$20.57
Granted	616,720	86.33
Exercised	(2,970,914)	12.44		$277,670
Canceled	(94,509)	68.88
Outstanding at December 31, 2017	3,369,732	38.43
Exercised	(1,461,712)	26.23		$204,337
Canceled	(97,440)	70.52
Outstanding at December 31, 2018	1,810,580	$46.55	5.30	$238,092
Vested and expected to vest as of December 31, 2018	1,804,158	$46.45	5.29	$237,425
Vested and exercisable as of December 31, 2018	1,319,851	$32.90	4.30	$191,580

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised was $157.8 million for the year ended December 31, 2016. The weighted-average grant date fair value per share of options granted was $37.57 and $28.01 for the years ended December 31, 2017 and 2016, respectively. No stock options were granted during the year ended December 31, 2018. The total fair value of shares vested was $12.3 million, $11.8 million and $17.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Included in the number of options granted during the year ended December 31, 2017 are 396,720 options with both service and market-based vesting conditions. These options were granted to our Chief Executive Officer in connection with the commencement of his employment with us during the year. The fair values of the options granted and the corresponding derived service periods were calculated using a Monte Carlo simulation, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The stock-based compensation expense associated with these options is recorded on a graded vesting basis.

As of December 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $11.7 million. The weighted-average remaining vesting period of unvested stock options at December 31, 2018 was 2.32 years.

RSUs

A summary of RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	12,222,282	$63.66
Granted	6,320,457	95.70
Vested	(5,502,004)	60.79	$573,861
Forfeited	(1,637,394)	72.69
Outstanding at December 31, 2017	11,403,341	81.50
Granted	5,302,586	160.08
Vested	(5,485,868)	77.38	$931,848
Forfeited	(1,018,399)	100.55
Outstanding at December 31, 2018	10,201,660	$121.84	$1,816,406
Expected to vest as of December 31, 2018	9,236,535		$1,644,565

RSUs outstanding as of December 31, 2018 comprise of 9,443,982 RSUs with only a service condition as well as 757,678 RSUs with both a service condition and a performance condition.

RSUs granted with only service vesting criteria under and the 2012 Plan to employees generally vest over a four-year period. The total intrinsic value of the RSUs vested was $354.3 million for the year ended December 31, 2016.

Included in the RSU activity table above are shares with both service and performance-based vesting criteria that were granted to certain employees. The number of shares eligible to vest for these performance RSUs will depend upon achievement of a performance metric and are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for performance RSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The shares granted in the year ended December 31, 2017 will primarily vest in four quarterly increments from August of the following year contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The shares granted in the year ended December 31, 2018 will vest 33% in February 2019 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of RSUs granted in each year in the table above reflects the shares that could be eligible to vest at 100% of target for performance RSUs in each applicable period and includes adjustments for over or under achievement for performance RSUs granted in the prior year. We recognized $91.8 million, $40.5 million, and $36.1 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with performance RSUs on a graded vesting basis during the year ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $871.4 million and the weighted-average remaining vesting period was 2.83 years.

(15)    Stock-Based Compensation

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

	Year Ended December 31,
	2017	2016

Stock Options:
Expected volatility	39% - 42%	41% - 42%
Expected term (in years)	4.89	4.89 - 5.60
Risk-free interest rate	1.78% - 2.47%	1.18% - 1.87%
Dividend yield	—%	—%

No stock options were granted during the year ended December 31, 2018.

The following assumptions were used to calculate our stock-based compensation for each stock purchase right granted under the 2012 ESPP:

	Year Ended December 31,
	2018	2017	2016

ESPP:
Expected volatility	26% - 31%	28% - 49%	31% - 49%
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	1.15% - 2.22%	0.40% - 1.15%	0.17% - 0.47%
Dividend yield	—%	—%	—%

Expected volatility. The expected volatility is based on the historical volatility of our common stock for a period similar to our expected term.

Expected term. We determine the expected term for stock options based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We estimate the expected term for ESPP using the purchase period.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award.

Expected dividend yield. Our expected dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.

(16)    Net Income (Loss) Per Share

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Numerator:
Net loss	$(26,704)	$(116,846)	$(414,249)
Denominator:
Weighted-average shares outstanding - basic and diluted	177,846,023	171,175,577	164,533,823
Net loss per share - basic and diluted	$(0.15)	$(0.68)	$(2.52)

 *As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2018	2017	2016
Common stock options	1,810,580	3,369,732	5,818,435
Restricted stock units	10,201,660	11,403,341	12,222,282
ESPP obligations	317,940	361,688	366,529
2018 Notes	—	7,782,946	7,783,023
2018 Warrants	7,783,023	7,783,023	7,783,023
2022 Notes	5,806,933	5,806,933	—
2022 Warrants	5,806,933	5,806,933	—
Total potentially dilutive securities	31,727,069	42,314,596	33,973,292

(17)    Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Current provision:
Federal	$(336)	$(445)	$(55)
State	163	137	135
Foreign	22,204	9,512	5,098
	22,031	9,204	5,178
Deferred provision:
Federal	(2,026)	(5,934)	(4,462)
State	(377)	(886)	(746)
Foreign	(31,948)	1,056	3,860
	(34,351)	(5,764)	(1,348)
Provision for (benefit from) income taxes	$(12,320)	$3,440	$3,830

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

The components of loss before provision for income taxes by U.S. and foreign jurisdictions were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
United States	(153,290)	(61,259)	(403,161)
Foreign	114,266	(52,147)	(7,258)
Total	$(39,024)	$(113,406)	$(410,419)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes due to the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Tax computed at U.S. federal statutory rate	$(8,195)	$(38,558)	$(139,542)
State taxes, net of federal benefit	98	64	37
Tax rate differential for international subsidiaries	(41,429)	23,532	8,020
Stock-based compensation	(93,073)	(116,953)	(27,133)
Tax credits	(44,695)	(21,038)	(16,452)
Foreign restructuring and amortization	(625,292)	2,794	3,169
Non-deductible expenses	9,657	2,833	1,892
Tax effects associated with Topic 606	(23,073)	3,314	2,076
Other	408	607	896
Valuation allowance	813,274	146,845	170,867
Provision for income taxes	$(12,320)	$3,440	$3,830

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2018	2017
		*As Adjusted
Deferred tax assets:
Net operating loss carryforwards	$610,314	$518,620
Accrued expenses	13,482	10,613
Credit carryforwards	120,594	75,879
Stock-based compensation	44,510	35,782
Note hedge	22,742	35,181
Depreciation and amortization	593,348	—
Other	23,183	14,771
Total deferred tax assets	1,428,173	690,846
Less valuation allowance	(1,337,350)	(583,235)
	90,823	107,611
Deferred tax liabilities:
Depreciation and amortization	(22,183)	(20,708)
Convertible notes	(24,887)	(43,616)
Tax effects associated with Topic 606	(23,531)	(53,601)
Other	(1,568)	(1,759)
Net deferred tax assets	$18,654	$(12,073)

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date, with further clarifications made recently with the issuance of ASU 2018-05. We have completed our accounting for the income tax effects of the Tax Act during the fourth quarter of fiscal year ended December 31, 2018, and did not have any significant adjustments to our provisional amounts. We have elected to record taxes associated with our GILTI as period costs if and when incurred. We determined that the unremitted earnings of our foreign subsidiaries will no longer be considered indefinitely reinvested, except in certain designated jurisdictions in which the resident entity is a service provider that is not expected to generate substantial amounts of cash in excess of what may be reinvested by the local entity. We have not provided for state income or withholding taxes on the undistributed earnings of foreign subsidiaries which are considered indefinitely invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is not expected to be material at December 31, 2018.

As of December 31, 2018, we had U.S. federal net operating loss and federal tax credit carryforwards of approximately $2.4 billion and $89.7 million, respectively. The federal tax credits and a portion of the federal net operating loss carryforwards will begin to expire in 2024 if not utilized. In addition, we had state net operating loss and state tax credit carryforwards of approximately $1.3 billion and $65.2 million, respectively. The state net operating loss will begin to expire in 2019 if not utilized, and the tax effected amount due to expire in 2019 is immaterial. State tax credits and a portion of the federal net operating loss carryforwards can be carried forward indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

We maintain a full valuation allowance against our U.S. and certain foreign deferred tax assets as of December 31, 2018. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that our U.S. and certain foreign deferred tax assets will not be realized as of December 31, 2018. We have determined that $18.7 million related to deferred tax assets in certain foreign jurisdictions are realizable since the foreign entities have cumulative income and expected future income. The valuation allowance on our net deferred tax assets increased by $754.1 million, decreased by $106.9 million, and increased by $607.0 million during the years ended December 31, 2018, 2017, and 2016, respectively. There have been no material releases of the valuation allowance. The 2018 change in the valuation allowance is primarily attributable to an increase in domestic net operating loss carryforwards primarily due to stock-based compensation expense, and an increase of approximately $590 million in deferred tax assets that are not realizable related to our foreign restructuring completed during 2018 giving rise to foreign amortizable assets. The 2017 change in valuation allowance was primarily attributable to remeasuring the U.S. net deferred tax assets at the applicable tax rate of 21% in accordance with the Tax Act, offset by increases in deferred tax assets primarily related to net operating losses. The 2016 change in valuation allowance was primarily attributable to an increase in net operating loss carryforwards and our early adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” upon which previously unrecognized U.S. excess tax effects have been recorded as additional net operating loss carryforwards within our deferred tax asset. To the extent sufficient positive evidence becomes available, we may release a portion, or all, of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning period	$27,648	$18,440	$11,737
Tax positions taken in prior period:
Gross increases	3,721	398	1,122
Gross decreases	(2,896)	—	(50)
Tax positions taken in current period:
Gross increases	5,796	8,810	5,673
Gross decreases	—	—	—
Lapse of statute of limitations	(1,078)	—	(42)
Settlements	(5,600)	—	—
Balance, end of period	$27,591	$27,648	$18,440

As of December 31, 2018, we had gross unrecognized tax benefits of approximately $27.6 million, of which $4.7 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $0.3 million and $0.5 million at December 31, 2018 and 2017, respectively. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions are recognized as income tax expense and will be released upon the expiration of the statutes of limitations. These amounts are also not material for any periods presented.

We are subject to taxation in the United States and foreign jurisdictions. As of December 31, 2018, our tax years 2004 to 2017 remain subject to examination in most jurisdictions.

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

(18)    Commitments and Contingencies

Operating Leases and Other Contractual Commitments

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates. Rent expense associated with office space leases was $42.8 million, $39.7 million and $34.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Payments for data center square footage as well as data center capacity for certain data centers, are primarily included in cost of revenues. These costs were $25.7 million, $22.5 million and $17.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum payments under our non-cancelable operating leases and other contractual commitments as of December 31, 2018 are presented in the table below (in thousands):

	Operating Leases	Purchase Obligations (1)	Other	Total
Years Ending December 31,
2019	$55,435	$55,875	$813	$112,123
2020	60,996	47,062	846	108,904
2021	63,348	26,340	862	90,550
2022	67,707	6,573	862	75,142
2023	72,491	1,896	360	74,747
Thereafter	578,874	2,631	—	581,505
Total	$898,851	$140,377	$3,743	$1,042,971

(1)
Consists of future minimum payments under non-cancelable purchase commitments related to our daily business operations. Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences to be held in 2020 and future years. If we had canceled these contractual commitments as of December 31, 2018, we would have been obligated to pay cancellation penalties of approximately $18.5 million in aggregate.

In May 2018, we entered into lease agreements related to the expansion and lease term extension of our existing Santa Clara headquarters office facility through 2035, for approximately 838,523 square feet of office space in aggregate, with three options to renew the lease for additional terms of five years each and a right of first offer to purchase these leased premises. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for total minimum payments of approximately $566.5 million.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $782.5 million is due on June 1, 2022. Refer to Note 11 for further information regarding our convertible senior notes.

Letter of Credits

As of December 31, 2018, we had letters of credit in the aggregate amount of $22.6 million, primarily in connection with our customer contracts and operating leases.

Legal Proceedings

From time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our financial position, results of operations or cash flows, except as discussed below. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

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

BMC Software, Inc. (BMC) filed lawsuits against us in the U.S. District Court for the Eastern District of Texas on September 23, 2014 and February 12, 2016, and in the Dusseldorf (Germany) Regional Court, Patent Division, on March 2, 2016. Each of the lawsuits alleged patent infringement and sought damages and an injunction. On April 8, 2016, we entered into a confidential settlement agreement resolving all the lawsuits with BMC (BMC Settlement). As a result, the second Texas lawsuit was dismissed on April 14, 2016, and each of the initial Texas lawsuit and the German lawsuit was dismissed on April 25, 2016. Pursuant to the terms of the BMC Settlement, we paid BMC a settlement amount and agreed to a covenant not to sue one another for patent infringement for a specified period of time, after which time the agreement provides for certain procedures for resolving future patent disputes for a subsequent period of time.

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

(19)    Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Revenues by geography
North America (1)	$1,725,255	$1,290,043	$948,079
EMEA (2)	654,677	475,411	339,317
Asia Pacific and other	228,884	153,040	103,589
Total revenues	$2,608,816	$1,918,494	$1,390,985

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Property and equipment, net by geographic area were as follows (in thousands):

	December 31,
	2018	2017
Property and equipment, net:
North America (3)	$227,471	$164,040
EMEA (2)	82,526	50,028
Asia Pacific and other	37,219	31,056
Total property and equipment, net	$347,216	$245,124

(1)	Revenues attributed to the United States were approximately 94% of North America revenues for each of the years ended December 31, 2018 and 2017, and 95% for the year ended December 31, 2016.

(2)	Europe, the Middle East and Africa (EMEA)

(3)
Property and equipment, net attributed to the United States were approximately 76% and 89% of property and equipment, net attributable to North America for the years ended December 31, 2018 and 2017, respectively.

Subscription revenues consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Service management products	$2,050,841	$1,526,125	$1,120,129
ITOM products	370,472	213,375	113,941
Total subscription revenues	$2,421,313	$1,739,500	$1,234,070

*As adjusted to reflect the impact of the full retrospective adoption of Topic 606. See Note 2 for further details.

Our service management products include our platform, ITSM, ITBM, customer service management, HR service delivery and security operations, which are generally priced on a per user basis. Our ITOM products are generally priced on a per node basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35580	3.1	8/10/2012
3.2	Restated Bylaws	8-K	001-35580	3.1	10/25/2017
4.1	Form of Common Stock Certificate	S-1/A	333-180486	4.1	6/19/2012
4.2	Indenture dated November 13, 2013 between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	11/13/2013
4.3	Indenture dated May 30, 2017 between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	5/30/2017
10.1*	Form of Indemnification Agreement	10-K	001-35580	10.1	2/27/2015
10.2*	2005 Stock Plan, Forms of Stock Option Agreement and Form of Restricted Stock Unit Agreement thereunder	S-1	333-180486	10.2	3/30/2012
10.3*	2012 Equity Incentive Plan, as amended through January 29, 2019					X
10.4*	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 23, 2018	10-Q	001-35580	10.7	8/8/2018
10.5*	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan, adopted as of April 23, 2018	10-Q	001-35580	10.8	8/8/2018
10.6*	2012 Employee Stock Purchase Plan and Form of Subscription Agreement thereunder	10-K	001-35580	10.4	3/8/2013
10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan, adopted as of October 23, 2018					X
10.8*	Employment Agreement dated May 12, 2011 between the Registrant and Michael P. Scarpelli	S-1	333-180486	10.6	3/30/2012
10.9*	First Amendment to Employment Agreement dated August 15, 2014 between the Registrant and Michael P. Scarpelli	10-Q	001-35580	10.2	11/5/2014
10.10*	Amendment No. 2 to Employment Agreement, dated August 8, 2017, between the Registrant and Michael P. Scarpelli	10-Q	001-35580	10.2	8/8/2017
10.11*	Employment Agreement dated May 21, 2011 between the Registrant and David L. Schneider	S-1	333-180486	10.7	3/30/2012
10.12*	First Amendment to Employment Agreement dated July 3, 2014 between the Registrant and David L. Schneider	10-Q	001-35580	10.1	11/5/2014

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13*	Amendment No. 2 to Employment Agreement, dated June 6, 2017, between the Registrant and David L. Schneider	10-Q	001-35580	10.1	8/8/2017
10.14*	Employment Agreement dated February 22, 2017 between the Registrant and John J. Donahoe	8-K	001-35580	10.1	2/27/2017
10.15*	Confirmatory Employment Letter Agreement dated October 31, 2017, between the Registrant and Chirantan J. Desai	10-Q	001-35580	10.1	11/6/2017
10.16*	Confirmatory Employment Letter Agreement dated December 30, 2017, between the Registrant and Pat Wadors	10-Q	001-35580	10.4	8/8/2018
10.17*	Confirmatory Employment Letter Agreement dated November 13, 2018, between the Registrant and Russell Elmer					X
10.18	Consulting Agreement dated June 18, 2018 between the Registrant and Frank Slootman	10-Q	001-35580	10.5	8/8/2018
10.19	Lease Agreement dated November 8, 2012 between the Registrant and Jay Ridge LLC	S-1/A	333-184674	10.12	11/9/2012
10.20	Office Lease dated December 12, 2014 between Registrant and S1 55 LLC	8-K	001-35580	10.1	12/15/2014
10.21	Third Amendment to Lease dated May 3, 2018 between the Registrant and SI 55, LLC	10-Q	001-35580	10.1	5/8/2018
10.22	Lease dated May 3, 2018, between the Registrant and SI 55, LLC	10-Q	001-35580	10.2	5/8/2018
10.23	Lease dated May 3, 2018, between the Registrant and SI 55, LLC	10-Q	001-35580	10.3	5/8/2018
10.24	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.1	11/13/2013
10.25	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.1	5/30/2017
10.26	Form of Base Warrant Transaction Confirmation	8-K	001-35580	99.2	11/13/2013
10.27	Form of Base Warrant Transaction Confirmation	8-K	001-35580	99.2	5/30/2017
10.28	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.3	11/13/2013
10.29	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.1	6/22/2017
10.30	Form of Additional Warrant Transaction Confirmation	8-K	001-35580	99.4	11/13/2013
10.31	Form of Additional Warrant Transaction Confirmation	8-K	001-35580	99.2	6/22/2017
10.32+	Settlement Agreement between the Registrant and BMC Software, Inc., dated March 7, 2016	10-Q	001-35580	10.1	8/3/2016
21.1	Subsidiaries of the Registrant					X

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
23.1	Consent of independent registered public accounting firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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
Dated: February 27, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Donahoe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
John J. Donahoe

/s/ Michael P. Scarpelli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
Michael P. Scarpelli

/s/ Frederic B. Luddy	Chairman of the Board of Directors	February 27, 2019
Frederic B. Luddy

/s/ Susan L. Bostrom	Director	February 27, 2019
Susan L. Bostrom

/s/ Jonathan C. Chadwick	Director	February 27, 2019
Jonathan C. Chadwick

/s/ Paul E. Chamberlain	Director	February 27, 2019
Paul E. Chamberlain

/s/ Ronald E.F. Codd	Director	February 27, 2019
Ronald E. F. Codd

/s/ Jeffrey A. Miller	Director	February 27, 2019
Jeffrey A. Miller

/s/ Anita M. Sands	Director	February 27, 2019
Anita M. Sands

/s/ Dennis M. Woodside	Director	February 27, 2019
Dennis M. Woodside