Form 10-Q
period 2019-03-31
ServiceNow, Inc.
filed 2019-05-03
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

_____________________________________
(Former name, former address and formal fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	NOW	New York Stock Exchange, Inc.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2019, there were approximately 184.7 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$639,722	$566,204
Short-term investments	1,022,391	931,718
Accounts receivable, net	422,559	574,810
Current portion of deferred commissions	144,629	139,890
Prepaid expenses and other current assets	145,185	132,071
Total current assets	2,374,486	2,344,693
Deferred commissions, less current portion	283,124	282,490
Long-term investments	674,633	581,856
Property and equipment, net(1)	350,651	347,216
Operating lease right-of-use assets(1)	393,561	—
Intangible assets, net	93,252	100,582
Goodwill	151,184	148,845
Other assets	78,004	73,458
Total assets	$4,398,895	$3,879,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,668	$30,733
Accrued expenses and other current liabilities(1)	306,161	330,246
Current portion of deferred revenue	1,711,060	1,651,594
Current portion of operating lease liabilities(1)	41,952	—
Total current liabilities	2,097,841	2,012,573
Deferred revenue, less current portion	36,722	38,597
Operating lease liabilities, less current portion(1)	380,944	—
Convertible senior notes, net	669,875	661,707
Other long-term liabilities(1)	18,562	55,064
Total liabilities	3,203,944	2,767,941
Stockholders’ equity:
Common stock	185	180
Additional paid-in capital	2,164,930	2,093,834
Accumulated other comprehensive income (loss)	10,323	(4,035)
Accumulated deficit(1)	(980,487)	(978,780)
Total stockholders’ equity	1,194,951	1,111,199
Total liabilities and stockholders’ equity	$4,398,895	$3,879,140

(1)
We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. See Note 2 for further details.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Subscription	$739,986	$543,325
Professional services and other	48,940	45,897
Total revenues	788,926	589,222
Cost of revenues(1):
Subscription	126,589	95,398
Professional services and other	59,663	48,075
Total cost of revenues	186,252	143,473
Gross profit	602,674	445,749
Operating expenses(1):
Sales and marketing	361,409	283,701
Research and development	172,522	117,268
General and administrative	84,456	65,063
Total operating expenses	618,387	466,032
Loss from operations	(15,713)	(20,283)
Interest expense	(8,168)	(17,064)
Interest income and other income (expense), net	12,425	29,987
Loss before income taxes	(11,456)	(7,360)
Benefit from income taxes	(9,911)	(17,982)
Net income (loss)	$(1,545)	$10,622
Net income (loss) per share - basic	$(0.01)	$0.06
Net income (loss) per share - diluted	$(0.01)	$0.06
Weighted-average shares used to compute net income (loss) per share - basic	182,061,579	175,482,833
Weighted-average shares used to compute net income (loss) per share - diluted	182,061,579	190,249,786
Other comprehensive income (loss):
Foreign currency translation adjustments	$9,635	$(8,435)
Unrealized gain (loss) on investments, net of tax	4,723	(3,068)
Other comprehensive income (loss), net of tax	14,358	(11,503)
Comprehensive income (loss)	$12,813	$(881)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2019	2018

Cost of revenues:
Subscription	$16,022	$11,291
Professional services and other	9,931	7,561
Sales and marketing	62,130	52,082
Research and development	43,582	28,598
General and administrative	25,785	21,809

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	180,175,355	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199
Cumulative effect adjustment for Topic 842 adoption	—	—	—	(162)	—	(162)
Common stock issued under employee stock plans	1,882,821	2	53,100	—	—	53,102
Taxes paid related to net share settlement of equity awards	—	—	(139,470)	—	—	(139,470)
Stock-based compensation	—	—	157,469	—	—	157,469
Partial settlement of 2018 Warrants	2,680,993	3	(3)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	14,358	14,358
Net loss	—	—	—	(1,545)	—	(1,545)
Balance at March 31, 2019	184,739,169	$185	$2,164,930	$(980,487)	$10,323	$1,194,951

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	174,275,864	$174	$1,731,367	$(958,564)	$5,767	$778,744
Cumulative effect adjustment for ASU 2016-01 adoption	—	—		7,234	(7,234)	—
Cumulative effect adjustment for ASU 2016-16 adoption	—	—	—	(746)	—	(746)
Common stock issued under employee stock plans	2,287,099	3	52,658	—	—	52,661
Taxes paid related to net share settlement of equity awards	—	—	(85,617)	—	—	(85,617)
Stock-based compensation	—	—	121,709	—	—	121,709
Settlement of 2018 Notes conversion feature	—	—	(45,217)	—	—	(45,217)
Benefit from exercise of 2018 Note Hedges	—	—	44,510	—	—	44,510
Other comprehensive loss, net of tax	—	—	—	—	(11,503)	(11,503)
Net income	—	—	—	10,622	—	10,622
Balance at March 31, 2018	176,562,963	$177	$1,819,410	$(941,454)	$(12,970)	$865,163

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(1,545)	$10,622
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,449	33,411
Amortization of deferred commissions	39,557	30,419
Amortization of debt discount and issuance costs	8,168	17,064
Stock-based compensation	157,450	121,341
Deferred income taxes	(1,480)	(24,348)
Gain on marketable equity securities	—	(18,455)
Repayments of convertible senior notes attributable to debt discount	—	(8,660)
Other	724	(5,805)
Changes in operating assets and liabilities:
Accounts receivable	151,105	69,502
Deferred commissions	(46,599)	(42,475)
Prepaid expenses and other assets	(33,659)	(15,808)
Accounts payable	6,562	875
Deferred revenue	61,370	83,733
Accrued expenses and other liabilities	(36,254)	(1,336)
Net cash provided by operating activities	360,848	250,080
Cash flows from investing activities:
Purchases of property and equipment	(47,124)	(35,371)
Purchases of other intangibles	—	(7,850)
Purchases of investments	(438,498)	(376,130)
Purchases of strategic investments	(284)	—
Sales of investments	6,576	—
Maturities of investments	256,309	182,105
Realized gains on derivatives not designated as hedging instruments, net	22,148	—
Net cash used in investing activities	(200,873)	(237,246)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	—	(28,606)
Proceeds from employee stock plans	53,093	52,657
Taxes paid related to net share settlement of equity awards	(139,493)	(85,555)
Payments on financing obligations	—	(288)
Net cash used in financing activities	(86,400)	(61,792)
Foreign currency effect on cash, cash equivalents and restricted cash	1,079	6,491
Net increase (decrease) in cash, cash equivalents and restricted cash	74,654	(42,467)
Cash, cash equivalents and restricted cash at beginning of period	568,538	727,829
Cash, cash equivalents and restricted cash at end of period	$643,192	$685,362

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$639,722	$682,854
Current portion of restricted cash included in prepaid expenses and other current assets	3,470	2,508
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$643,192	$685,362
Non-cash investing and financing activities:
Settlement of 2018 Notes conversion feature	$—	$45,217
Benefit from exercise of 2018 Note Hedges	—	44,510
Property and equipment included in accounts payable and accrued expenses	29,002	24,288

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2018 is derived from audited financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, evaluating the terms and conditions included within our customer contracts as well as determining stand-alone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, purchase price allocation for business combinations, stock-based compensation expenses, the useful life and recoverability of our property and equipment, goodwill and identifiable intangible assets, whether an arrangement is or contains a lease, the discount rate used for operating leases, fair value of convertible notes, income taxes, and legal contingencies. Actual results could differ from those estimates.

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

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of March 31, 2019, we had one customer that represented approximately 13% of our accounts receivable balance. As of December 31, 2018, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Updated Significant Accounting Policies

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to prior practice. We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption. We also elected the package of transition expedients available for expired or existing contracts, which allowed us to carryforward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, on which the leased assets are made available for our use. Operating leases are included in “Operating lease right-of-use assets”, “Current portion of operating lease liabilities”, and “Operating lease liabilities, less current portion” in our condensed consolidated balance sheets. We did not have any material financing leases in any of the periods presented.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The difference between the total right-of-use assets and total lease liabilities recorded as of January 1, 2019 is primarily due to the derecognition of deferred rent liabilities that were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities”, respectively, in our condensed consolidated balance sheet as of December 31, 2018. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives such as rent holidays. We use an estimate of our incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, we consider information including, but not limited to, our credit rating, the lease term, and the currency in which the arrangement is denominated. For leases which commenced prior to our adoption of Topic 842, we used the IBR on January 1, 2019. Our lease terms may include the sole option for us to either renew or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For our office facility leases, we elected to account for lease and non-lease components as a single lease component. For other arrangements, lease and non-lease components are generally accounted for separately. Additionally, we do not record leases on the balance sheet that, at the lease commencement date, have a lease term of 12 months or less.

Derivative financial instruments and hedging activities

We use derivative financial instruments to manage foreign currency risks. These derivative contracts consist of forward contracts entered into with various counterparties and are not designated as hedging instruments under applicable accounting guidance. As such, all changes in the fair value of these derivative contracts are recorded in “Interest income and other income (expense), net” on the condensed consolidated statements of comprehensive income (loss), and are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the condensed consolidated statement of cash flows.

Accounting Pronouncement Adopted in 2019

Leases

As described in the “Leases” section above, we adopted Topic 842 using the modified retrospective method as of January 1, 2019 with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of January 1, 2019. As this standard was adopted on a modified prospective basis as of January 1, 2019, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to December 31, 2018.

Accounting Pronouncements Adopted in 2018

For details on our adoption of ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” and other accounting standards adopted in 2018, refer to Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

New Accounting Pronouncements Pending Adoption

Cloud computing arrangements implementation costs

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard is effective for our interim and annual periods beginning January 1, 2020 and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt this standard on a prospective basis as of January 1, 2020 and are evaluating the impact of our pending adoption of this standard on our condensed consolidated financial statements.

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

(3)    Investments

Marketable Debt Securities

The following is a summary of our available-for-sale investment securities, excluding marketable equity securities and those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$137,523	$101	$(6)	$137,618
Corporate notes and bonds	1,405,920	2,955	(903)	1,407,972
Certificates of deposit	60,337	43	—	60,380
U.S. government and agency securities	91,162	49	(157)	91,054
Total available-for-sale securities	$1,694,942	$3,148	$(1,066)	$1,697,024

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$108,061	$—	$—	$108,061
Corporate notes and bonds	1,233,589	343	(4,218)	1,229,714
Certificates of deposit	73,584	1	—	73,585
U.S. government and agency securities	102,549	23	(358)	102,214
Total available-for-sale securities	$1,517,783	$367	$(4,576)	$1,513,574

As of March 31, 2019, the contractual maturities of our investment securities, excluding securities classified within cash and cash equivalents on the condensed consolidated balance sheets, did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

March 31, 2019
Due within 1 year	$1,022,391
Due in 1 year through 5 years	674,633
Total	$1,697,024

The following table shows the fair values and the gross unrealized losses of these securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$35,844	$(6)	$—	$—	$35,844	$(6)
Corporate notes and bonds	255,199	(243)	296,220	(660)	551,419	(903)
Certificates of deposit	2,050	—	—	—	2,050	—
U.S. government and agency securities	3,389	—	50,156	(157)	53,545	(157)
Total	$296,482	$(249)	$346,376	$(817)	$642,858	$(1,066)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$714,605	$(2,603)	$294,956	$(1,615)	$1,009,561	$(4,218)
Certificates of deposit	1,000	—	—	—	1,000	—
U.S. government and agency securities	11,756	(5)	61,457	(353)	73,213	(358)
Total	$727,361	$(2,608)	$356,413	$(1,968)	$1,083,774	$(4,576)

 As of March 31, 2019, we had a total of 239 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet in an unrealized loss position. There were no impairments considered “other-than-temporary” as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Marketable Equity Securities

During the three months ended March 31, 2018, we recognized $18.5 million of unrealized gains through net income that related to the changes in the fair value of these securities during the three months ended March 31, 2018. As of each of March 31, 2019 and December 31, 2018, we had no marketable equity securities on our condensed consolidated balance sheet.

Strategic Investments

As of March 31, 2019 and December 31, 2018, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $14.9 million and $14.6 million, respectively.

(4)    Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$330,113	$—	$330,113
Commercial paper	—	67,733	67,733
Certificates of deposit	—	15,351	15,351
Marketable securities:
Commercial paper	—	137,618	137,618
Corporate notes and bonds	—	1,407,972	1,407,972
Certificates of deposit	—	60,380	60,380
U.S. government and agency securities	—	91,054	91,054
Total	$330,113	$1,780,108	$2,110,221

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$229,047	$—	$229,047
Commercial paper	—	16,961	16,961
Certificates of deposit	—	2,465	2,465
Marketable securities:
Commercial paper	—	108,061	108,061
Corporate notes and bonds	—	1,229,714	1,229,714
Certificates of deposit	—	73,585	73,585
U.S. government and agency securities	—	102,214	102,214
Total	$229,047	$1,533,000	$1,762,047

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

See Note 7 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our convertible senior notes, which are not included in the table above.

(5) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2018	$148,845
Foreign currency translation adjustments	2,339
Balance as of March 31, 2019	$151,184

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Developed technology	$113,759	$114,395
Patents	57,180	57,180
Other	650	650
Total intangible assets	171,589	172,225
Less: accumulated amortization	(78,337)	(71,643)
Net carrying amount	$93,252	$100,582

Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was approximately $7.0 million and $5.7 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2019 (in thousands):

Years Ending December 31,
Remainder of 2019	$21,861
2020	19,371
2021	17,336
2022	13,673
2023	7,764
Thereafter	13,247
Total future amortization expense	$93,252

(6)    Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Computer equipment	$532,371	$493,536
Computer software	61,270	58,303
Leasehold and other improvements	84,429	74,721
Furniture and fixtures	43,565	42,551
Building(1)	—	6,551
Construction in progress(1)	3,527	10,167
	725,162	685,829
Less: Accumulated depreciation	(374,511)	(338,613)
Total property and equipment, net	$350,651	$347,216

(1)
We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and derecognized $10.6 million in building and construction in progress assets that we were previously deemed to own under the prior lease accounting standards. These assets are recognized under our operating lease right-of-use assets under Topic 842 as of March 31, 2019.

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2019 and 2018 was $37.1 million and $27.7 million, respectively.

(7) Derivative Contracts

As of March 31, 2019 and December 31, 2018, we had derivative contracts with total notional values of $1.2 billion and $883.9 million, respectively, which are not designated as hedge instruments. Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair values of these outstanding derivative contracts were as follows (in thousands):

	Condensed Consolidated Balance Sheet Location	March 31, 2019	December 31, 2018
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$4,216	$22,831
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$3,279	$2,441

(8) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended March 31, 2019 from amounts included in deferred revenue as of December 31, 2018 were $569.9 million. Revenues recognized during the three months ended March 31, 2018, from amounts included in deferred revenue as of December 31, 2017 were $479.2 million.

Transaction Price Allocated to the Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. We apply the practical expedient in accordance with Topic 606 to exclude amounts related to professional services contracts that are on a time-and-material basis. Our professional services contracts typically have a remaining duration of one year or less.

As of March 31, 2019, the total remaining non-cancelable performance obligations under our contracts with customers was approximately $5.1 billion and we expect to recognize revenues on approximately 50% of these remaining performance obligations over the following 12 months, with the balance to be recognized thereafter.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Accrued payroll	143,431	158,006
Taxes payable	20,529	35,122
Other employee related liabilities	43,255	60,889
Other	98,946	76,229
Total accrued expenses and other current liabilities	$306,161	$330,246

(10) Convertible Senior Notes

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the 2022 Notes), which are due June 1, 2022 (Maturity Date) unless earlier converted or repurchased in accordance with their terms. The 2022 Notes do not bear interest, and we cannot redeem the 2022 Notes prior to maturity. In November 2013, we issued $575.0 million of 0% convertible senior notes (the 2018 Notes, and together with the 2022 Notes, the Notes), which were earlier converted prior to, or settled on November 1, 2018, in accordance with their terms.

The 2022 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

Upon conversion of the 2022 Notes, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock upon settlement. We settled the principal amount of our 2018 Notes with cash and currently intend to settle the principal amount of the 2022 Notes with cash.

	Convertible Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares
2022 Notes	February 1, 2022	$134.75	7.42 shares	5,806,936
2018 Notes	July 1, 2018	$73.88	13.54 shares	7,783,023

Conversion of the 2022 Notes prior to the Convertible Date. At any time prior to the close of business on the business day immediately preceding February 1, 2022 (Convertible Date), holders of the 2022 Notes may convert their Notes at their option, only if one of the following conditions are met:

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

Conversion of the 2022 Notes on or after the Convertible Date. On or after the Convertible Date, a holder may convert all or any portion of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date, regardless of the foregoing conditions, and such conversions will settle upon the Maturity Date. Upon settlement, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The conversion price of the 2022 Notes will be subject to adjustment in some events. Holders of the 2022 Notes who convert their 2022 Notes in connection with certain corporate events that constitute a “make-whole fundamental change” are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a “fundamental change,” holders of the 2022 Notes may require us to purchase with cash all or a portion of the 2022 Notes upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the 2022 Notes plus any accrued and unpaid special interest, if any.

In accounting for the issuance of the 2022 Notes and the related transaction costs, we separated the 2022 Notes into liability and equity components. The 2022 Notes consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Liability component:
Principal:
2022 Notes	$782,500	$782,500
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(112,625)	(120,793)
Net carrying amount	$669,875	$661,707

2022 Notes
Equity component recorded at issuance:
Note	$162,039
Issuance cost	(2,148)
Net amount recorded in equity	$159,891

The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018, September 30, 2018 and March 31, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continued to be convertible through June 30, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. We have not received any conversion requests for our 2022 Notes.

We consider the fair value of the 2022 Notes at March 31, 2019 to be a Level 2 measurement. The estimated fair value of the 2022 Notes at March 31, 2019 and December 31, 2018 based on the closing trading price per $100 of the Notes were as follows (in thousands):

	March 31, 2019	December 31, 2018
2022 Notes	$1,444,847	$1,105,281

As of March 31, 2019, the remaining life of the 2022 Notes is 38 months, and the 2018 Notes were no longer outstanding. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization of debt issuance cost
2022 Notes	$394	$376
2018 Notes	—	498
Amortization of debt discount
2022 Notes	7,774	7,402
2018 Notes	—	8,788
Total	$8,168	$17,064
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

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

	Purchase	Initial Shares	Shares as of March 31, 2019
	(in thousands)
2022 Note Hedge	$128,017	5,806,936	5,806,936
2018 Note Hedge	$135,815	7,783,023	—

The 2022 Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the 2022 Notes, subject to adjustment, and are exercisable upon conversion of the 2022 Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. The 2022 Note Hedge will expire upon the maturity of the 2022 Notes. The 2022 Note Hedge is intended to reduce the potential economic dilution upon conversion of the 2022 Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the 2022 Notes. The 2022 Note Hedge is a separate transaction and is not part of the terms of the 2022 Notes. Holders of the 2022 Notes will not have any rights with respect to the 2022 Note Hedge. The 2022 Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the 2022 Notes.

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of March 31, 2019
	(in thousands)
2022 Warrants	$54,071	5,806,936	$203.40	September 1, 2022	5,806,936
2018 Warrants	$84,525	7,783,023	$107.46	February 1, 2019	2,853,811

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above (the 2022 Warrants and 2018 Warrants, respectively, and collectively, the Warrants). If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the respective Warrants, such Warrants would have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of each of the Warrants, the Warrants will be automatically exercised over a 60 trading day period beginning on the first expiration date of the respective Warrants as set forth above. The Warrants are separate transactions and are not remeasured through earnings each reporting period. The Warrants are not part of the Notes or Note Hedges.

As the remaining 2018 Warrants and the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2018 Warrants, which was February 1, 2019, and the first expiration date of the 2022 Warrants, which will be September 1, 2022. We issued approximately 2.7 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the three months ended March 31, 2019 and approximately 1.6 million shares of our common stock upon the automatic exercise of the remaining 2018 Warrants during the quarter ending June 30, 2019. As of the date of the issuance of these condensed consolidated financial statements, the 2018 Warrants are no longer outstanding. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. The 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on March 31, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.0 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time.

(11)   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) income, net of tax, consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Foreign currency translation adjustment	$9,979	$344
Net unrealized gain (loss) on investments, net of tax	344	(4,379)
Accumulated other comprehensive income (loss)	$10,323	$(4,035)

Reclassification adjustments out of accumulated other comprehensive (loss) income into net income (loss) were immaterial for all periods presented.

(12)  Stockholders’ Equity

Common Stock

We are authorized to issue 600,000,000 shares of common stock as of March 31, 2019. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2019, we had 184,739,169 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

March 31, 2019
Stock plans:
Options outstanding	1,579,022
RSUs(1)	12,161,981
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	28,705,526
2012 Employee Stock Purchase Plan(2)	10,396,547
Total shares of common stock reserved for future issuance	52,843,076

(1)
Represents the number of shares issuable upon settlement of outstanding RSUs and performance RSUs, assuming 100% of the target number of shares for performance RSUs, as discussed under the section entitled “RSUs” in Note 13.

(2)	Refer to Note 13 for a description of these plans.

During the three months ended March 31, 2019 and 2018, we issued a total of 1,882,821 shares and 2,287,099 shares, respectively, from stock option exercises, vesting of restricted stock units (RSUs), net of employee payroll taxes, and purchases from the employee stock purchase plan (ESPP). As described in Note 10, we issued approximately 2.7 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the three months ended March 31, 2019.

(13) Equity Awards

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

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, equity awards). In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. Prior to January 2019, the share reserve also automatically increased on January 1 of each year, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 Plan pursuant to the provision described in the preceding sentence for the year ending December 31, 2019. In January 2019, our Board of Directors amended the 2012 Plan to remove the automatic increase provision. Therefore, for the remaining term of the 2012 Plan, the share reserve will not be increased without stockholder approval.

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

Stock Options

Stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by our board of directors or, for those stock options issued subsequent to our initial public offering, the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under our 2005 Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted generally are exercisable for a period of up to ten years contingent on each holder’s continuous status as a service provider.

A summary of stock option activity for the three months ended March 31, 2019 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,810,580	$46.55
Exercised	(231,558)	21.69		$46,348
Outstanding at March 31, 2019	1,579,022	$50.19	5.24	$309,955
Vested and expected to vest as of March 31, 2019	1,574,667	$50.13	5.23	$309,205
Vested and exercisable as of March 31, 2019	1,147,276	$37.62	4.29	$239,629

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the three months ended March 31, 2019 was $2.0 million.

As of March 31, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $9.8 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2019 was 2.09 years.

RSUs

A summary of RSU activity for the three months ended March 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	10,201,660	$121.84
Granted	4,257,565	233.78
Vested	(1,939,925)	117.30	$445,764
Forfeited	(357,319)	121.26
Outstanding at March 31, 2019	12,161,981	$160.28	$2,997,807

RSUs outstanding as of March 31, 2019 comprise 11,167,127 RSUs with only a service condition and 994,854 RSUs with both a service condition and a performance condition. RSUs granted with only service vesting criteria under the 2012 Plan to employees generally vest over a four-year period. As of March 31, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.5 billion and the weighted-average remaining vesting period was 3.24 years.

Included in the RSU activity table above are shares granted to certain employees with both service and performance-based vesting criteria. These performance-based RSUs (PRSUs) are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the three months ended March 31, 2019 will vest 33% in February 2020 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $22.6 million and $15.6 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2019 and 2018, respectively.

(14)   Net Income (Loss) Per Share

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

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$(1,545)	$10,622
Denominator:
Weighted-average shares outstanding - basic	182,061,579	175,482,833
Weighted-average effect of potentially dilutive securities:
Common stock options	—	1,995,185
RSUs	—	5,869,792
ESPP obligations	—	7,510
In-the-money portion of 2018 Notes	—	3,794,221
2018 Warrants	—	2,363,658
In-the-money portion of 2022 Notes	—	736,587
Weighted-average shares outstanding - diluted	182,061,579	190,249,786
Net income (loss) per share - basic	$(0.01)	$0.06
Net income (loss) per share - diluted	$(0.01)	$0.06

Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	Three Months Ended March 31,
	2019	2018
Common stock options	1,579,022	—
RSUs	12,161,981	38,114
ESPP obligations	211,771	—
2018 Warrants	2,853,811	—
2022 Notes	5,806,936	—
2022 Warrants	5,806,936	5,806,933
Total potentially dilutive securities	28,420,457	5,845,047

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax benefit was $9.9 million for the three months ended March 31, 2019. The income tax benefit was primarily attributable to forecasted foreign cash taxes and mix of earnings and losses in countries with differing statutory tax rates.

Our income tax benefit was $18.0 million for the three months ended March 31, 2018. The income tax benefit was primarily attributable to the indirect effect of Topic 606 on income taxes associated with intercompany adjustments.

We maintain a full valuation allowance against our U.S. and certain foreign deferred tax assets as of March 31, 2019. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that our U.S. and certain foreign deferred tax assets will not be realized as of March 31, 2019. Due to our international expansion and improvements in the operating results of our Irish subsidiary over the past three years, we believe a reasonable possibility exists that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against our Irish net deferred tax assets will no longer be needed. Assuming a consistent performance over the next few quarters, a release of the Irish valuation allowance would result in the recognition of certain deferred tax assets and may result in an income tax benefit in excess of $500 million for the period in which such release is recorded.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2019, our tax years 2004 to 2018 remain subject to examination in most jurisdictions.

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

(16)  Commitments and Contingencies

Operating Leases

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates through February 28, 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.

Total operating lease costs was $14.7 million, excluding short-term leases costs, variable lease costs and sublease income each of which were immaterial for the three months ended March 31, 2019. Total lease expenses recognized prior to our adoption of Topic 842 was $11.4 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $10.0 million and operating lease liabilities arising from obtaining operating right of-use assets totaled $67.7 million.

As of March 31, 2019, the weighted-average remaining lease term is 10.5 years, and the weighted-average discount rate is 3.9%.

Maturities of operating lease liabilities as of March 31, 2019 are presented in the table below (in thousands):

Years Ending December 31,
Remainder of 2019	$44,266
2020	59,080
2021	57,605
2022	55,098
2023	50,564
Thereafter	259,664
Total operating lease payments	526,277
Less: imputed interest	(103,381)
Present value of operating lease liabilities	$422,896

In addition to the amounts above, as of March 31, 2019, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $413.4 million. These operating leases will commence between 2019 and 2022 with lease terms of three years to 15 years.

Future minimum commitments under our non-cancelable operating leases as of December 31, 2018 are presented in the table below (in thousands):

Years Ending December 31,
2019	$55,435
2020	60,996
2021	63,348
2022	67,707
2023	72,491
Thereafter	578,874
Total	898,851

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the three months ended March 31, 2019 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $782.5 million is due on June 1, 2022. Refer to Note 10 for further information regarding our Notes.

In addition to the obligations in the table above, approximately $4.8 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2019.

Letters of Credit

As of March 31, 2019, we had letters of credit in the aggregate amount of $21.3 million, primarily in connection with our customer contracts and operating leases.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
North America (1)	$525,551	$387,473
EMEA (2)	193,832	152,426
Asia Pacific and other	69,543	49,323
Total revenues	$788,926	$589,222

Property and equipment, net by geographic area were as follows (in thousands):

	March 31, 2019	December 31, 2018
North America(3)	$226,935	$227,471
EMEA(2)	80,478	82,526
Asia Pacific and other	43,238	37,219
Total property and equipment, net	$350,651	$347,216

(1)	Revenues attributed to the United States were approximately 94% and 95% of North America revenues for the three months ended March 31, 2019 and 2018, respectively.

(2)	Europe, the Middle East and Africa

(3)	Property and equipment, net attributed to the United States were approximately 76% of property and equipment, net attributable to North America as of each of March 31, 2019 and December 31, 2018.

Subscription revenues consist of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Digital workflow products	$638,657	$462,562
ITOM products	101,329	80,763
Total subscription revenues	$739,986	$543,325

Our digital workflow products include our platform, IT service management, IT business management, customer service management, HR service delivery, security operations, IT asset management, field service management, and governance, risk and compliance, and are generally priced on a per user basis. Our IT operations management (ITOM) products are generally priced on a per node basis. In previously issued financial statements, we referred to digital workflow products as “service management products.”

(18)  Subsequent Events

As discussed in Note 10, we issued approximately 1.6 million shares of our common stock upon the automatic exercise of the remaining 2018 Warrants during the quarter ending June 30, 2019. As of the date of the issuance of these condensed consolidated financial statements, the 2018 Warrants are no longer outstanding.

On April 29, 2019, Michael P. Scarpelli notified us of his decision to resign from his position as Chief Financial Officer after the release of our earnings for the second quarter of 2019. We have initiated a search for Mr. Scarpelli’s successor.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in the Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission (the SEC), on February 27, 2019 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://www.servicenow.com/company/investor-relations.html), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

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

We generally offer our services on an annual subscription fee basis, which includes access to the ordered subscription service and related support, including updates to the subscription service during the subscription term. Pricing for our subscription services is based on a number of factors, including duration of subscription term, volume, mix of products purchased, and discounts. We generate sales through our direct sales team and, to a lesser extent, indirectly through resale partners and third-party referrals. We also generate revenues from professional services and for training of customer and partner personnel. We are shifting the focus of our professional services organization from implementation services to strategic advisory and consulting services to accelerate platform adoption and drive customer outcomes. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 8,666 as of March 31, 2019 from 6,675 as of March 31, 2018.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 717 and 541 customers with ACV greater than $1 million as of March 31, 2019 and 2018, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (GULT) Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

Total backlog. Total backlog consists of unbilled backlog, deferred revenue and customer deposits. Unbilled backlog is an operational measure representing future unearned revenue amounts believed to be firm that are to be invoiced under our existing agreements and are not included in the deferred revenue or customer deposits on our condensed consolidated balance sheets. We believe total backlog is a useful measure of customer adoption of our services.

As of March 31, 2019, our total backlog was $5.2 billion, of which $3.5 billion was unbilled backlog and $1.7 billion was deferred revenue and customer deposits. Of this total backlog, we expect to recognize approximately 51% in revenues over the 12 months following March 31, 2019, with the balance to be recognized thereafter. As of December 31, 2018, our total backlog was $5.1 billion, of which $3.4 billion was unbilled backlog and $1.7 billion was deferred revenue and customer deposits.

We expect total backlog to fluctuate due to a number of factors, including the timing, duration and size of customer contracts, the mix of cloud and self-hosted offerings and foreign exchange rate fluctuations.

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. A calculation of billings is provided below:

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Billings:
Total revenues	$788,926	$589,222	34%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	68,605	100,164	(32)%
Total billings	$857,531	$689,386	24%

(1)	As presented on or derived from our condensed consolidated statements of cash flows.

Billings consists of amounts invoiced for subscription contracts with existing customers, renewal contracts, expansion contracts, contracts with new customers, and contracts for professional services and training. Factors that may cause our billings results to vary from period to period include the following:

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

Foreign currency rate fluctuations had an unfavorable impact of $23.6 million on billings for the three months ended March 31, 2019. Changes in billings duration had an unfavorable impact of $18.4 million for the three months ended March 31, 2019.

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

•
Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of the terms of our commission plans which incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings, unless such amounts have been paid as of the balance sheet date. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$360,848	$250,080	44%
Purchases of property and equipment	(47,124)	(35,371)	33%
Free cash flow(1)	$313,724	$214,709	46%

(1)	Free cash flow for the three months ended March 31, 2018 includes the effect of $8.7 million relating to the repayments of convertible senior notes attributable to debt discount.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Previously disclosed renewal rates may be restated to reflect such adjustments to allow for comparability. Our renewal rate was 98% for each of the three months ended March 31, 2019 and 2018. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Average contract term. We calculate the average contract term for new customers, expansion contracts and renewals based on the term of those contracts entered into during the period weighted by their ACV. Revised mapping of customers in the current period may result in revised new customer, expansion and renewal contract terms for previous periods, due to adjustments for acquisitions, spin-offs, improved subsidiary mapping, consolidations and updates to customer DUNS numbers. Previously disclosed average contract terms may be restated to reflect such adjustments to allow for comparability. The average new customer contract term was 32 months and 37 months for the three months ended March 31, 2019 and 2018, respectively. The average expansion contract term was 27 months for each of the three months ended March 31, 2019 and 2018. The average renewal contract term was 26 months for each of the three months ended March 31, 2019 and 2018.

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

Professional services and other revenues. Professional services revenues consist of fees associated with professional services. Our arrangements for professional services are primarily on a time-and-materials basis. We generally invoice our professional services monthly in arrears based on actual hours and expenses incurred, and revenues are recognized as services are delivered. Some of our professional services arrangements are on a fixed fee or subscription basis, under which we recognize revenues over the contract term. Other revenues primarily consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days of invoice.

We generate sales directly through our sales team and, to a lesser extent, indirectly through resale partners. We also offer a portfolio of professional and other services, both directly and through our network of partners. Revenues from our direct sales organization represented 82% and 85% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 15% and 20% for the three months ended March 31, 2019 and 2018, respectively.

 Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales and marketing expenses also include the amortization of commissions paid to our sales employees, including related payroll taxes and fringe benefits. In addition, sales and marketing expenses include expenses offset by proceeds related to our annual Knowledge user conference (Knowledge), other marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as of March 31, 2019. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$739,986	$543,325
Professional services and other	48,940	45,897
Total revenues	788,926	589,222
Cost of revenues(1):
Subscription	126,589	95,398
Professional services and other	59,663	48,075
Total cost of revenues	186,252	143,473
Gross profit	602,674	445,749
Operating expenses(1):
Sales and marketing	361,409	283,701
Research and development	172,522	117,268
General and administrative	84,456	65,063
Total operating expenses	618,387	466,032
Loss from operations	(15,713)	(20,283)
Interest expense	(8,168)	(17,064)
Interest income and other income (expense), net	12,425	29,987
Loss before income taxes	(11,456)	(7,360)
Benefit from income taxes	(9,911)	(17,982)
Net income (loss)	$(1,545)	$10,622

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$16,022	$11,291
Professional services and other	9,931	7,561
Sales and marketing	62,130	52,082
Research and development	43,582	28,598
General and administrative	25,785	21,809
Total stock-based compensation	$157,450	$121,341

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended March 31,
	2019	2018

Revenues:
Subscription	94%	92%
Professional services and other	6	8
Total revenues	100	100
Cost of revenues(1):
Subscription	16	16
Professional services and other	8	8
Total cost of revenues	24	24
Gross profit	76	76
Operating expenses(1):
Sales and marketing	46	48
Research and development	22	20
General and administrative	10	11
Total operating expenses	78	79
Loss from operations	(2)	(3)
Interest expense	(1)	(3)
Interest income and other income (expense), net	2	5
Loss before income taxes	(1)	(1)
Benefit from income taxes	(1)	(3)
Net income (loss)	0%	2%

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended March 31,
	2019	2018

Cost of revenues:
Subscription	2%	2%
Professional services and other	1	1
Sales and marketing	8	9
Research and development	6	5
General and administrative	3	4
Total stock-based compensation	20%	21%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$739,986	$543,325	36%
Professional services and other	48,940	45,897	7%
Total revenues	$788,926	$589,222	34%
Percentage of revenues:
Subscription	94%	92%
Professional services and other	6%	8%
Total	100%	100%

Subscription revenues increased $196.7 million during the three months ended March 31, 2019 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $43.0 million and $24.5 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2019 and 2018, respectively. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to add new customers and existing customers increase their usage of our products. Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2019 are based on foreign exchange rates as of March 31, 2019.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Digital workflow products	$638,657	$462,562	38%
ITOM products	101,329	80,763	25%
Total subscription revenues	$739,986	$543,325	36%

Our digital workflow products include our platform, IT service management, IT business management, customer service management, HR service delivery, security operations, IT asset management, field service management, and governance, risk and compliance, and are generally priced on a per user basis. Our IT operations management (ITOM) products are generally priced on a per node basis. In prior filings, we referred to digital workflow products as “service management products.”

Professional services and other revenues increased $3.0 million during the three months ended March 31, 2019 compared to the same period in the prior year. We expect professional services and other revenues to grow in absolute dollar terms, but decline as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for service delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$126,589	$95,398	33%
Professional services and other	59,663	48,075	24%
Total cost of revenues	$186,252	$143,473	30%
Gross profit (loss) percentage:
Subscription	83%	82%
Professional services and other	(22%)	(5%)
Total gross profit percentage	76%	76%
Gross profit	$602,674	$445,749
Headcount (at period end)
Subscription	1,218	1,003	21%
Professional services and other	681	568	20%
Total headcount	1,899	1,571	21%

Cost of subscription revenues increased $31.2 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $7.3 million in personnel-related costs excluding stock-based compensation, an increase of $4.7 million in stock-based compensation and an increase of $3.1 million in overhead expenses. Depreciation expense increased $8.5 million due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services and technical support increased $3.4 million. In addition, data center capacity costs increased $2.9 million due to the addition of new data centers and the expansion of existing data centers.

Our subscription gross profit percentage was 83% and 82% for the three months ended March 31, 2019 and 2018, respectively, due to improved data center utilization and economies of scale. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the three months ended March 31, 2019 and 2018. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we provide subscription services to more customers and increase usage within our customer instances, but we expect such increase to be at a slower rate than the increase in our subscription revenues, leading to a slight increase in our subscription gross profit percentage for the year ending December 31, 2019 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $11.6 million during the three months ended March 31, 2019 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $7.2 million in personnel-related costs excluding stock-based compensation and an increase of $2.4 million in stock-based compensation.

Our professional services and other gross loss percentage increased to 22% for the three months ended March 31, 2019, from 5% for the three months ended March 31, 2018, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products. As we continue to transform our internal professional services organization from an implementation resource to a strategic advisory resource, we expect a gross loss for professional services and other revenues for the year ending December 31, 2019.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Sales and marketing	$361,409	$283,701	27%
Percentage of revenues	46%	48%
Headcount (at period end)	3,296	2,616	26%

Sales and marketing expenses increased $77.7 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $32.5 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $10.0 million in stock-based compensation and an increase of $10.0 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $9.7 million for the three months ended March 31, 2019 compared to the same period in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Amortization expenses associated with commissions and third-party referral fees, including their related payroll taxes and fringe benefits, amounted to 6% of subscription revenues for each of the three months ended March 31, 2019 and 2018. Marketing program expenses, which include events and costs associated with purchasing advertising and market data, increased $13.2 million during the three months ended March 31, 2019 compared to the same period in the prior year.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018, as we continue to expand our direct sales force, increase our marketing activities, grow our international operations and build brand awareness, but decrease as a percentage of total revenues.

Research and Development

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Research and development	$172,522	$117,268	47%
Percentage of revenues	22%	20%
Headcount (at period end)	2,214	1,509	47%

Research and development expenses increased $55.3 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $27.1 million in personnel-related costs excluding stock-based compensation, an increase of $15.0 million in stock-based compensation, an increase of $8.8 million in overhead expenses and an increase of $2.0 million in outside services as we increase our investment in design, platform functionality and user experience.

We expect research and development expenses to increase in absolute dollar terms and as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
General and administrative	$84,456	$65,063	30%
Percentage of revenues	10%	11%
Headcount (at period end)	1,257	979	28%

General and administrative expenses increased $19.4 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $10.6 million in personnel-related costs excluding stock-based compensation and an increase of $4.0 million in stock-based compensation. Outside services costs increased $2.9 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our administrative function.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to hire new employees, but decrease slightly as a percentage of total revenues.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$16,022	$11,291	42%
Professional services and other	9,931	7,561	31%
Sales and marketing	62,130	52,082	19%
Research and development	43,582	28,598	52%
General and administrative	25,785	21,809	18%
Total stock-based compensation	$157,450	$121,341	30%
Percentage of revenues	20%	21%

Stock-based compensation increased $36.1 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2019, we expect stock-based compensation to continue to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of total revenues.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 33% and 34% of total revenues for the three months ended March 31, 2019 and 2018, respectively. Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended March 31, 2018 to the three months ended March 31, 2019 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2019 at the exchange rates in effect for the three months ended March 31, 2018 rather than the actual exchange rates in effect during the period, our reported subscription revenues and professional services and other revenues would have been $20.5 million and $1.9 million higher, respectively.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to major foreign currencies other than the Euro and British Pound Sterling described above from the three months ended March 31, 2018 to the three months ended March 31, 2019 had a favorable impact on our cost of revenues and sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2019 at the exchange rates in effect for the three months ended March 31, 2018 rather than the actual exchange rates in effect during the period, our reported cost of revenues and sales and marketing expenses would have been $4.7 million and $7.4 million higher, respectively. The impact from the foreign currency movements from the three months ended March 31, 2018 to the three months ended March 31, 2019 is not material to research and development expenses and general and administrative expenses.

Interest Expense

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Interest expense	$(8,168)	$(17,064)	(52%)
Percentage of revenues	(1%)	(3%)

Interest expense decreased $8.9 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to the decrease in the aggregate amount of convertible debt and associated amortization expense of debt discount and issuance costs related to the early conversions of the 2018 Notes. For the year ending December 31, 2019, we expect to incur approximately $33.3 million in amortization expense of debt discount and issuance costs related to the 2022 Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Interest income	$12,506	$7,526	66%
Foreign currency exchange gain (loss), net of derivative contracts	(123)	4,994	NM
Gain on marketable equity securities	—	18,455	NM
Other	42	(988)	NM
Interest and other income (expense), net	$12,425	$29,987	(59%)
Percentage of revenues	2%	5%

NM - Not meaningful.

Interest income and other income (expense), net decreased $17.6 million during the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to a decrease of $18.5 million in gains relating to changes in the market value of our marketable equity securities held and sold in the prior year. As of March 31, 2019, we had no marketable equity securities on our condensed consolidated balance sheet. Interest income and other income (expense), net also decreased $5.1 million due to our hedging program that was initiated during the three months ended March 31, 2018 and fluctuations in foreign currency exchange rates, net of the effect of our foreign currency derivative contracts. The decrease in interest income and other income (expense), net was partially offset by an increase of $5.0 million in interest income due to higher cash and investment balances and higher yields on our invested balances for the three months ended March 31, 2019.

In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program during the three months ended March 31, 2018 by entering into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Benefit from Income Taxes

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Loss before income taxes	$(11,456)	$(7,360)	56%
Benefit from income taxes	(9,911)	(17,982)	(45%)
Effective tax rate	87%	244%

Our income tax benefit was $9.9 million for the three months ended March 31, 2019. The income tax benefit was primarily attributable to forecasted foreign cash taxes and mix of earnings and losses in countries with differing statutory tax rates.

Our income tax benefit was $18.0 million for the three months ended March 31, 2018. The income tax benefit was primarily attributable to the indirect effect of Topic 606 on income taxes associated with intercompany adjustments.

We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and certain foreign deferred tax assets, and the significant components of the tax expense recorded are current cash taxes payable in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign structuring, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Due to our international expansion and improvements in the operating results of our Irish subsidiary over the past three years, we believe a reasonable possibility exists that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against our Irish net deferred tax assets will no longer be needed. Assuming a consistent performance over the next few quarters, a release of the Irish valuation allowance would result in the recognition of certain deferred tax assets and may result in an income tax benefit in excess of $500 million for the period in which such release is recorded.

Net Income (Loss)

	Three Months Ended March 31,		% Change
	2019	2018

	(dollars in thousands)
Net income (loss)	$(1,545)	$10,622	NM
Percentage of revenues	0%	2%

NM - Not meaningful.

We had net loss of $1.5 million for the three months ended March 31, 2019 compared to net income of $10.6 million for the same period in the prior year. GAAP net income or loss for the year ending December 31, 2019 will depend in part on a number of factors, including income taxes, non-cash charges associated with equity awards, which vary depending on the grant date stock price and actual attainment for our PRSUs, business combinations and other benefits or expenses which are not known at this time.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2019, we had $1.7 billion in cash and cash equivalents and short-term investments, of which $273.6 million represented cash held by foreign subsidiaries and $255.7 million is denominated in currencies other than U.S. Dollar. In addition, we had $674.6 million in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrant transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018, September 30, 2018 and March 31, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continued to be convertible through June 30, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. We have not received any conversion requests for our 2022 Notes.

During the three months ended March 31, 2019, we issued approximately 2.7 million shares of our common stock upon the automatic exercise of a portion the 2018 Warrants. We issued 1.6 million additional shares of our common stock in the quarter ending June 30, 2019 upon the automatic exercise of the remaining 2018 Warrants. As of the date of this filing, the 2018 Warrants are no longer outstanding. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. As the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Net cash provided by operating activities	$360,848	$250,080
Net cash used in investing activities	(200,873)	(237,246)
Net cash used in financing activities	(86,400)	(61,792)
Net increase (decrease) in cash, cash equivalents and restricted cash, net of foreign currency effect	74,654	(42,467)

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

Net cash provided by operating activities was $360.8 million for the three months ended March 31, 2019 compared to $250.1 million for the three months ended March 31, 2018. The increase in operating cash flow was primarily due to an increase in non-cash adjustments to reconcile net loss to net cash provided by operations and a favorable impact on operating cash flow from changes in operating assets and liabilities, partially offset by an increase in net loss of $12.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $200.9 million compared to $237.2 million for the three months ended March 31, 2018. The decrease in cash used in investing activities was mainly due to a $22.1 million increase in realized gains on derivatives not designated as hedging instruments, net, an $18.4 million decrease in net purchases of investments and a $7.9 million decrease in purchase of other intangibles, partially offset by a $11.8 million increase in capital expenditures related to purchases of infrastructure hardware equipment to support the expansion of our data centers as well as investments in leasehold improvements, furniture and equipment to support our headcount growth.

Financing Activities

Net cash used in financing activities was $86.4 million for the three months ended March 31, 2019 compared to $61.8 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we had additional financing cash outflows due to a $53.9 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $28.6 million decrease related to the repayments of the 2018 Notes attributable to principal as compared to the same period in the prior year.

Contractual Obligations and Commitments

Except as set forth in Note 16, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2018.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

New Accounting Pronouncements Pending Adoption

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the quarter covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented changes to our lease accounting software and related internal controls to ensure compliance with the new leasing standards in accordance with Topic 842 effective January 1, 2019. Separately, we implemented a new commissions software and related internal controls to accommodate business growth. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for digital workflow products mature and new technologies and competitors enter the market, we expect competition to intensify. Our current competitors include:

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

The markets in which we compete continue to evolve rapidly, and the pace of innovation will continue to accelerate, as public and private cloud solutions and infrastructure, massively scalable databases, mobile, workflow, consumer product-like user experiences, social, collaboration, machine learning, artificial intelligence, internet connected devices, robotic automation, security, cryptography, development tools, and other digital technologies increasingly become the basis for customer purchases. At the same time, our customers and prospective customers are either facing their own competitive imperatives to adopt digital technologies, or have been built on fully digital, modern IT technologies, resulting in the ongoing disruption of almost every sector of the global economy. Acquisitions, integrations and consolidation by and among companies in our industry may further accelerate changes in the markets in which we participate. Accordingly, to compete effectively in our rapidly changing markets, we must: identify and innovate in the right emerging technologies among the many in which we could make investments knowing that we cannot make substantial investments in all of them; accurately predict our customers’ changing business needs and priorities, including their technology infrastructures and buying practices; successfully deliver new platform and database technologies and products that scale to meet these needs and priorities; efficiently integrate with other technologies within our customers’ digital environments; profitably market and sell products to companies in markets where our sales and marketing teams have less experience, including to fully digital companies built on modern IT technologies that have historically not been strong buyers of IT service management and IT operations management products like ours; and effectively deliver, either directly or through our ecosystem of partners, the business process planning, IT systems architecture planning, and product implementation services that our customers require to be successful. If we fail to meet any of these requirements, our competitive position and business prospects may be harmed.

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

Although we have recently reported quarterly results that were profitable on a GAAP basis, we have incurred net losses in all fiscal years since our inception. Even if our revenues continue to increase, we may incur losses in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unforeseen or unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result of these and other factors, we may not maintain profitability in the future, and our gross margins and ability to generate cash flow from operations may be negatively impacted. If we fail to increase our revenues sufficiently to keep pace with our growing investments and other expenses, our business, operating results and growth prospects will be adversely affected.

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

Sales outside of North America represented approximately 33% and 34% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory, political and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased operational and intellectual property risks, as compared to North America, Australia and areas within Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel, penetrating the target market, and/or managing foreign operations in such locales.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. §201, the UK Bribery Act, and possibly other anti-bribery laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, we use various third parties to sell our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented and continue to update an anti-corruption compliance program but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

Our success depends largely upon the continued services of our management team, including our Chief Executive Officer, and many key individual contributors. From time to time in the ordinary course of business, there may be changes in our management team resulting from the hiring or departure of executives. For example, on May 2, 2019, we announced that our Chief Financial Officer, Michael Scarpelli, will be leaving the Company in the third quarter following the announcement of the Company’s earnings for the second quarter. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business.

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

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the collection, transfer, processing, storage or use of personal data could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, in 2016 the EU adopted the GDPR, which took effect on May 25, 2018 and established new requirements applicable to the handling of personal data. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, the tracking of individuals’ online activities and the “right to be forgotten,” requiring a company to delete certain information about individuals upon their request in certain circumstances. Although we do not believe Brexit will require us to alter our operations in any material way, Brexit may cause uncertainty for our customers. In addition, in June 2018 the CCPA was signed into law, which takes effect in January 2020 and broadly defines personal information and provides California consumers increased privacy rights and protections. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Legislators amended the CCPA to, among other things, move the enforcement date of the law to the earlier of when the California Attorney General issues regulations or July 1, 2020. The law may also be amended further before its enforcement date, and it remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. In addition, other nations and U.S. states have also discussed, and may pass, future legislation similar to the GDPR and/or the CCPA. The effects of the CCPA and any other newly enacted privacy laws, regulations and standards potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the Conversion Condition). The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018, September 30, 2018 and March 31, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continued to be convertible through June 30, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. If one or more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by noteholders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes, we entered into convertible note hedge (the 2022 Note Hedge) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the 2022 Warrants and 2018 Warrants, respectively). The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as the case may be. The 2018 Warrants had a dilutive effect as the market price per share of our common stock exceeded the exercise price of the 2018 Warrants, which was $107,86. We issued approximately 2.7 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the three months ended March 31, 2019 and approximately 1.6 million shares of our common stock upon the automatic exercise of the remaining 2018 Warrants during the three months ending June 30, 2019, resulting in immediate and substantial dilution to our existing stockholders. The 2022 Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2022 Warrants, which is $203.40. As the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the first expiration date of the 2022 Warrants, which will be September 1, 2022. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. Based on the volume-weighted average stock price on March 31, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.0 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

•
the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the 2022 Notes or in connection with the 2022 Note Hedge and 2022 Warrant transactions relating to the 2022 Notes;

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

SERVICENOW, INC.

Date: May 3, 2019	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 3, 2019	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(As Principal Accounting Officer)