Form 10-Q
period 2019-06-30
ServiceNow, Inc.
filed 2019-08-06
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-35580

SERVICENOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2056195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2225 Lawson Lane
Santa Clara, California 95054
(Address of principal executive offices and zip code)

(408) 501-8550
(Registrant’s telephone number, including area code)

_____________________________________
(Former name, former address and formal fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	NOW	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2019, there were approximately 187.5 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$583,581	$566,204
Short-term investments	1,069,803	931,718
Accounts receivable, net	503,376	574,810
Current portion of deferred commissions	152,045	139,890
Prepaid expenses and other current assets	133,482	132,071
Total current assets	2,442,287	2,344,693
Deferred commissions, less current portion	287,432	282,490
Long-term investments	746,716	581,856
Property and equipment, net(1)	364,007	347,216
Operating lease right-of-use assets(1)	397,950	—
Intangible assets, net	121,599	100,582
Goodwill	152,472	148,845
Other assets	90,240	73,458
Total assets	$4,602,703	$3,879,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,711	$30,733
Accrued expenses and other current liabilities(1)	360,916	330,246
Current portion of deferred revenue	1,752,220	1,651,594
Current portion of operating lease liabilities(1)	46,132	—
Total current liabilities	2,224,979	2,012,573
Deferred revenue, less current portion	37,159	38,597
Operating lease liabilities, less current portion(1)	382,812	—
Convertible senior notes, net	678,145	661,707
Other long-term liabilities(1)	18,662	55,064
Total liabilities	3,341,757	2,767,941
Stockholders’ equity:
Common stock	188	180
Additional paid-in capital	2,238,782	2,093,834
Accumulated other comprehensive income (loss)	13,542	(4,035)
Accumulated deficit(1)	(991,566)	(978,780)
Total stockholders’ equity	1,260,946	1,111,199
Total liabilities and stockholders’ equity	$4,602,703	$3,879,140

(1)
We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. See Note 2 for further details.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Subscription	$780,989	$585,282	$1,520,975	$1,128,607
Professional services and other	52,915	45,774	101,855	91,671
Total revenues	833,904	631,056	1,622,830	1,220,278
Cost of revenues(1):
Subscription	135,479	101,699	262,068	197,097
Professional services and other	62,668	51,466	122,331	99,541
Total cost of revenues	198,147	153,165	384,399	296,638
Gross profit	635,757	477,891	1,238,431	923,640
Operating expenses(1):
Sales and marketing	393,895	310,869	755,304	594,570
Research and development	183,420	127,916	355,942	245,184
General and administrative	85,442	71,095	169,898	136,158
Total operating expenses	662,757	509,880	1,281,144	975,912
Loss from operations	(27,000)	(31,989)	(42,713)	(52,272)
Interest expense	(8,269)	(15,498)	(16,437)	(32,562)
Interest income and other income (expense), net	18,954	6,638	31,379	36,625
Loss before income taxes	(16,315)	(40,849)	(27,771)	(48,209)
Provision for (benefit from) income taxes	(5,236)	11,897	(15,147)	(6,085)
Net loss	$(11,079)	$(52,746)	$(12,624)	$(42,124)
Net loss per share - basic and diluted	$(0.06)	$(0.30)	$(0.07)	$(0.24)
Weighted-average shares used to compute net loss per share - basic and diluted	186,677,622	177,343,176	184,418,903	176,418,984
Other comprehensive income (loss):
Foreign currency translation adjustments	$(410)	$6,992	$9,225	$(1,443)
Unrealized gain (loss) on investments, net of tax	3,629	1,983	8,352	(1,085)
Other comprehensive income (loss), net of tax	3,219	8,975	17,577	(2,528)
Comprehensive income (loss)	$(7,860)	$(43,771)	$4,953	$(44,652)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues:
Subscription	$19,117	$12,538	$35,139	$23,829
Professional services and other	10,951	8,342	20,882	15,903
Sales and marketing	69,229	57,069	131,359	109,151
Research and development	50,041	33,780	93,623	62,378
General and administrative	22,422	23,831	48,207	45,640

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2019						Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	184,739,169	$185	$2,164,930	$(980,487)	$10,323	$1,194,951	176,562,963	$177	$1,819,410	$(941,454)	$(12,970)	$865,163
Common stock issued under employee stock plans	1,120,439	1	10,206	—	—	10,207	1,382,983	1	8,758	—	—	8,759
Taxes paid related to net share settlement of equity awards	—	—	(108,150)	—	—	(108,150)	—	—	(68,956)	—	—	(68,956)
Stock-based compensation	—	—	171,798	—	—	171,798	—	—	135,812	—	—	135,812
Settlement of 2018 Notes conversion feature	—	—	—	—	—	—	—	—	(427,937)	—	—	(427,937)
Benefit from exercise of 2018 Note Hedges	—	—	—	—	—	—	—	—	422,640	—	—	422,640
Settlement of 2018 Warrants	1,602,201	2	(2)	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3,219	3,219	—	—	—	—	8,975	8,975
Net loss	—	—	—	(11,079)	—	(11,079)	—	—	—	(52,746)	—	(52,746)
Balance at end of period	187,461,809	$188	$2,238,782	$(991,566)	$13,542	$1,260,946	177,945,946	$178	$1,889,727	$(994,200)	$(3,995)	$891,710

	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	180,175,355	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199	174,275,864	$174	$1,731,367	$(958,564)	$5,767	$778,744
Impact of the adoption of new accounting pronouncements	—	—	—	(162)	—	(162)	—	—	—	6,488	(7,234)	(746)
Common stock issued under employee stock plans	3,003,260	3	63,306	—	—	63,309	3,670,082	4	61,416	—	—	61,420
Taxes paid related to net share settlement of equity awards	—	—	(247,620)	—	—	(247,620)	—	—	(154,573)	—	—	(154,573)
Stock-based compensation	—	—	329,267	—	—	329,267	—	—	257,521	—	—	257,521
Settlement of 2018 Notes conversion feature	—	—	—	—	—	—	—	—	(473,154)	—	—	(473,154)
Benefit from exercise of 2018 Note Hedges	—	—	—	—	—	—	—	—	467,150	—	—	467,150
Settlement of 2018 Warrants	4,283,194	5	(5)	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	17,577	17,577	—	—	—	—	(2,528)	(2,528)
Net loss	—	—	—	(12,624)	—	(12,624)	—	—	—	(42,124)	—	(42,124)
Balance at end of period	187,461,809	$188	$2,238,782	$(991,566)	$13,542	$1,260,946	177,945,946	$178	$1,889,727	$(994,200)	$(3,995)	$891,710

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(12,624)	$(42,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,777	68,618
Amortization of deferred commissions	79,531	64,304
Amortization of debt discount and issuance costs	16,437	32,562
Stock-based compensation	329,210	256,901
Deferred income taxes	(3,073)	(30,926)
Gain on marketable equity securities	—	(19,257)
Repayments of convertible senior notes attributable to debt discount	—	(87,557)
Other	(3,323)	(1,707)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	71,354	65,940
Deferred commissions	(97,194)	(92,995)
Prepaid expenses and other assets	(28,483)	2,040
Accounts payable	25,093	(2,632)
Deferred revenue	100,190	131,089
Accrued expenses and other liabilities	11,688	31,720
Net cash provided by operating activities	604,583	375,976
Cash flows from investing activities:
Purchases of property and equipment	(97,020)	(88,362)
Business combinations, net of cash and restricted cash acquired	—	(24,940)
Purchases of other intangibles	(36,160)	(10,850)
Purchases of investments	(800,641)	(379,913)
Sales of investments	8,169	39,975
Maturities of investments	500,149	453,156
Realized gains on derivatives not designated as hedging instruments, net	22,113	—
Net cash used in investing activities	(403,390)	(10,934)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	—	(271,185)
Proceeds from employee stock plans	63,300	61,419
Taxes paid related to net share settlement of equity awards	(247,619)	(154,531)
Payments on financing obligations	—	(576)
Net cash used in financing activities	(184,319)	(364,873)
Foreign currency effect on cash, cash equivalents and restricted cash	1,286	(7,505)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,160	(7,336)
Cash, cash equivalents and restricted cash at beginning of period	568,538	727,829
Cash, cash equivalents and restricted cash at end of period	$586,698	$720,493
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$583,581	$704,846
Current portion of restricted cash included in prepaid expenses and other current assets	3,117	5,971
Non-current portion of restricted cash included in other assets	—	9,676
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$586,698	$720,493
Non-cash investing and financing activities:
Settlement of 2018 Notes conversion feature	$—	$473,154
Benefit from exercise of 2018 Note Hedges	—	467,150
Property and equipment included in accounts payable and accrued expenses	31,940	25,027

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2018 is derived from audited financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

Prior Period Reclassification

Certain reclassifications of prior period amounts pertaining to the reclassification of revenues from IT Operations Management (ITOM) products to digital workflow products have been made in Note 18 to conform to the current period presentation. These reclassifications did not result in a restatement of prior period financial statements.

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

Credit risk arising from accounts receivable is mitigated due to our large number of customers and their dispersion across various industries and geographies. As of June 30, 2019, we had one customer that represented approximately 10% of our accounts receivable balance. As of December 31, 2018, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

Derivative financial instruments and hedging activities

We use derivative financial instruments to manage foreign currency risks. These derivative contracts consist of forward contracts entered into with various counterparties and are not designated as hedging instruments under applicable accounting guidance. As such, all changes in the fair value of these derivative contracts are recorded in “Interest income and other income (expense), net” on the condensed consolidated statements of comprehensive income (loss), and are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Realized gains (losses) from settlement of the derivative assets and liabilities not designated as hedging instruments are classified as investing activities in the condensed consolidated statement of cash flows.

Accounting Pronouncement Adopted in 2019

Leases

As described in the “Leases” section above, we adopted Topic 842 using the modified retrospective method as of January 1, 2019 with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of January 1, 2019. As this standard was adopted on a modified prospective basis as of January 1, 2019, the adoption of this standard did not impact our previously reported financial statements for periods ended on or prior to December 31, 2018. Upon adoption, we recorded operating lease right-of-use assets of approximately $334.7 million and corresponding operating lease liabilities of $362.7 million on our condensed consolidated balance sheets.

Accounting Pronouncements Adopted in 2018

For details on our adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” and other accounting standards adopted in 2018, refer to Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

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

Credit losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This new standard is effective for our interim and annual periods beginning January 1, 2020. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale investment securities recorded within short-term and long-term investments and those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$129,395	$179	$—	$129,574
Corporate notes and bonds	1,535,635	6,820	(290)	1,542,165
Certificates of deposit	66,642	77	—	66,719
U.S. government and agency securities	77,931	171	(41)	78,061
Total available-for-sale securities	$1,809,603	$7,247	$(331)	$1,816,519

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$108,061	$—	$—	$108,061
Corporate notes and bonds	1,233,589	343	(4,218)	1,229,714
Certificates of deposit	73,584	1	—	73,585
U.S. government and agency securities	102,549	23	(358)	102,214
Total available-for-sale securities	$1,517,783	$367	$(4,576)	$1,513,574

As of June 30, 2019, the contractual maturities of our investment securities, excluding securities classified within cash and cash equivalents on the condensed consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

June 30, 2019
Due within 1 year	$1,069,803
Due in 1 year through 5 years	746,716
Total	$1,816,519

The following table shows the fair values and the gross unrealized losses of these securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$190,304	$(171)	$139,264	$(119)	$329,568	$(290)
U.S. government and agency securities	—	—	29,959	(41)	29,959	(41)
Total	$190,304	$(171)	$169,223	$(160)	$359,527	$(331)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$714,605	$(2,603)	$294,956	$(1,615)	$1,009,561	$(4,218)
Certificates of deposit	1,000	—	—	—	1,000	—
U.S. government and agency securities	11,756	(5)	61,457	(353)	73,213	(358)
Total	$727,361	$(2,608)	$356,413	$(1,968)	$1,083,774	$(4,576)

 As of June 30, 2019, we had a total of 143 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet in an unrealized loss position. There were no impairments considered “other-than-temporary” as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Marketable Equity Securities

During the six months ended June 30, 2018, we recognized $19.3 million of unrealized gains through net income that related to the changes in the fair value of these securities during the six months ended June 30, 2018. As of each of June 30, 2019 and December 31, 2018, we had no marketable equity securities on our condensed consolidated balance sheet.

Strategic Investments

As of June 30, 2019 and December 31, 2018, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $21.4 million and $14.6 million, respectively. These non-marketable equity investments are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. We classify these assets as Level 3 within the fair value hierarchy only if an impairment or observable price adjustment is recognized on these non-marketable equity securities during the period as they are based on observable transaction price at the transaction date and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$301,614	$—	$301,614
Commercial paper	—	37,405	37,405
Corporate notes and bonds	—	1,430	1,430
Certificates of deposit	—	3,700	3,700
U.S. government and agency securities	—	9,986	9,986
Marketable securities:
Commercial paper	—	129,574	129,574
Corporate notes and bonds	—	1,542,165	1,542,165
Certificates of deposit	—	66,719	66,719
U.S. government and agency securities	—	78,061	78,061
Total	$301,614	$1,869,040	$2,170,654

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

Our equity investments in privately-held companies are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 11 for the fair value measurement of our convertible senior notes, which are also not included in the table above.

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

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2018	$148,845
Foreign currency translation adjustments	3,627
Balance as of June 30, 2019	$152,472

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Developed technology	$140,800	$114,395
Patents	66,530	57,180
Other	276	650
Intangible assets, gross	207,606	172,225
Less: accumulated amortization	(86,007)	(71,643)
Intangible assets, net	$121,599	$100,582

During the six months ended June 30, 2019, we acquired $36.2 million of intangible assets, comprising primarily $26.5 million of developed technology and $9.4 million in patents. The weighted-average useful lives for the developed technology and patents acquired during the six months ended June 30, 2019 was approximately 5.0 and 6.1 years, respectively.

During the six months ended June 30, 2018, apart from the business combinations described in Note 5, we also acquired $4.1 million of intangible assets in patents. The weighted-average useful life for the patents acquired during the six months ended June 30, 2018 was approximately 10.0 years.

Amortization expense for intangible assets for the three months ended June 30, 2019 and 2018 was approximately $8.0 million and $6.1 million, respectively, and for the six months ended June 30, 2019 and 2018 was approximately $15.1 million and $11.8 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2019 (in thousands):

Years Ending December 31,
Remainder of 2019	$18,056
2020	26,518
2021	24,346
2022	20,449
2023	14,607
Thereafter	17,623
Total future amortization expense	$121,599

(7) Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Computer equipment	$557,991	$493,536
Computer software	64,587	58,303
Leasehold and other improvements	87,892	74,721
Furniture and fixtures	46,873	42,551
Building(1)	—	6,551
Construction in progress(1)	12,510	10,167
Property and equipment, gross	769,853	685,829
Less: Accumulated depreciation	(405,846)	(338,613)
Property and equipment, net	$364,007	$347,216

(1)
We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and derecognized $10.6 million in building and construction in progress assets that we were previously deemed to own under the prior lease accounting standards. These assets are recognized under our operating lease right-of-use assets under Topic 842 as of June 30, 2019.

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended June 30, 2019 and 2018 was $40.1 million and $29.2 million, respectively, and for the six months ended June 30, 2019 and 2018 was approximately $77.3 million and $56.8 million, respectively.

(8) Derivative Contracts

As of June 30, 2019 and December 31, 2018, we had foreign currency forward contracts with total notional values of $551.2 million and $872.8 million, respectively, which are not designated as hedge instruments. Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair values of these outstanding derivative contracts were as follows (in thousands):

	Condensed Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,747	$22,831
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$2,211	$2,441

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the six months ended June 30, 2019 from amounts included in deferred revenue as of December 31, 2018 were $1.0 billion. Revenues recognized during the six months ended June 30, 2018, from amounts included in deferred revenue as of December 31, 2017 were $825.0 million.

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations (RPO) represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. RPO excludes contracts that are billed in arrears, such as certain time and materials contracts, as we apply the “right to invoice” practical expedient under relevant accounting guidance.

As of June 30, 2019, the total non-cancelable RPO under our contracts with customers was approximately $5.4 billion and we expect to recognize revenues on approximately 50% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Accrued payroll	185,511	158,006
Taxes payable	24,587	35,122
Other employee related liabilities	59,842	60,889
Other	90,976	76,229
Total accrued expenses and other current liabilities	$360,916	$330,246

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

Conversion of the 2022 Notes prior to the Convertible Date. At any time prior to the close of business on the business day immediately preceding February 1, 2022 (Convertible Date), holders of the 2022 Notes may convert their Notes at their option, only if one of the following conditions are met:

•
during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (in each case, the Conversion Condition); or

•
during the five-business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

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

In accounting for the issuance of the 2022 Notes and the related transaction costs, we separated the 2022 Notes into liability and equity components. The 2022 Notes consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Liability component:
Principal:
2022 Notes	$782,500	$782,500
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(104,355)	(120,793)
Net carrying amount	$678,145	$661,707

2022 Notes
Equity component recorded at issuance:
Note	$162,039
Issuance cost	(2,148)
Net amount recorded in equity	$159,891

The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018, September 30, 2018, March 31, 2019, and June 30, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. We have not received any conversion requests for our 2022 Notes.

We consider the fair value of the 2022 Notes at June 30, 2019 to be a Level 2 measurement. The estimated fair value of the 2022 Notes at June 30, 2019 and December 31, 2018 based on the closing trading price per $100 of the Notes was as follows (in thousands):

	June 30, 2019	December 31, 2018
2022 Notes	$1,611,801	$1,105,281

As of June 30, 2019, the remaining life of the 2022 Notes is 35 months, and the 2018 Notes were no longer outstanding. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of debt issuance cost
2022 Notes	$398	$380	$792	$756
2018 Notes	—	409	—	907
Amortization of debt discount
2022 Notes	7,871	7,493	15,645	14,894
2018 Notes	—	7,216	—	16,005
Total	$8,269	$15,498	$16,437	$32,562
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

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

	Purchase	Initial Shares	Shares as of June 30, 2019
	(in thousands)
2022 Note Hedge	$128,017	5,806,936	5,806,936
2018 Note Hedge	$135,815	7,783,023	—

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of June 30, 2019
	(in thousands)
2022 Warrants	$54,071	5,806,936	$203.40	September 1, 2022	5,806,936
2018 Warrants	$84,525	7,783,023	$107.46	February 1, 2019	—

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above (the 2022 Warrants and 2018 Warrants, respectively, and collectively, the Warrants). If the average market value per share of our common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the respective Warrants, such Warrants would have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of each of the Warrants, the 2018 Warrants were automatically exercised and the 2022 Warrants will be automatically exercised over a 60 trading day period beginning on the first expiration date of the respective Warrants as set forth above. The Warrants are separate transactions and are not remeasured through earnings each reporting period. The Warrants are not part of the Notes or Note Hedges.

As the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. We issued approximately 1.6 million and 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the 2018 Warrants were no longer outstanding. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. The 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on June 30, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.5 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time.

(12) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Foreign currency translation adjustment	$9,569	$344
Net unrealized gain (loss) on investments, net of tax	3,973	(4,379)
Accumulated other comprehensive income (loss)	$13,542	$(4,035)

Reclassification adjustments out of accumulated other comprehensive income (loss) into net loss were immaterial for all periods presented.

(13) Stockholders' Equity

Common Stock

We are authorized to issue 600,000,000 shares of common stock as of June 30, 2019. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2019, we had 187,461,809 shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

June 30, 2019
Stock plans:
Options outstanding	1,369,724
RSUs(1)	10,916,959
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	29,039,407
2012 Employee Stock Purchase Plan(2)	10,396,547
Total shares of common stock reserved for future issuance	51,722,637

(1)
Represents the number of shares issuable upon settlement of outstanding restricted stock units (RSUs) and performance RSUs, assuming 100% of the target number of shares for performance RSUs, as discussed under the section entitled “RSUs” in Note 14.

(2)	Refer to Note 14 for a description of these plans.

During the six months ended June 30, 2019 and 2018, we issued a total of 3,003,260 shares and 3,670,082 shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (ESPP). In addition, as described in Note 11, we issued approximately 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the six months ended June 30, 2019.

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

A summary of stock option activity for the six months ended June 30, 2019 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,810,580	$46.55
Exercised	(231,558)	21.69		$46,348
Outstanding at March 31, 2019	1,579,022	50.19
Exercised	(209,298)	48.77		$45,982
Outstanding at June 30, 2019	1,369,724	$50.41	5.12	$307,033
Vested and expected to vest as of June 30, 2019	1,364,347	$50.31	5.11	$305,963
Vested and exercisable as of June 30, 2019	994,314	$37.74	4.20	$235,487

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the six months ended June 30, 2019 was $4.0 million.

As of June 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $8.0 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2019 was 1.89 years.

RSUs

A summary of RSU activity for the six months ended June 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	10,201,660	$121.84
Granted	4,257,565	233.78
Vested	(1,939,925)	117.30	$445,764
Forfeited	(357,319)	121.26
Outstanding at March 31, 2019	12,161,981	160.28
Granted	315,421	257.88
Vested	(1,310,296)	126.88	$354,773
Forfeited	(250,147)	148.46
Outstanding at June 30, 2019	10,916,959	$167.41	$2,997,469

RSUs outstanding as of June 30, 2019 were comprised of 10,104,524 RSUs with only a service condition and 812,435 RSUs with both a service condition and a performance condition. RSUs granted with only service vesting criteria under the 2012 Plan to employees generally vest over a four-year period.

Performance-based RSUs (PRSUs) with both service and performance-based vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the six months ended June 30, 2019 will vest 33% in February 2020 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $40.4 million and $37.3 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.4 billion and the weighted-average remaining vesting period was 3.07 years.

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(11,079)	$(52,746)	$(12,624)	$(42,124)
Denominator:
Weighted-average shares outstanding - basic and diluted	186,677,622	177,343,176	184,418,903	176,418,984
Net loss per share - basic and diluted	$(0.06)	$(0.30)	$(0.07)	$(0.24)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	June 30,
	2019	2018
Common stock options	1,369,724	2,169,490
RSUs	10,916,959	12,113,962
ESPP obligations	211,771	243,685
2018 Notes	—	2,927,122
2018 Warrants	—	7,783,023
2022 Notes	5,806,936	5,806,933
2022 Warrants	5,806,936	5,806,933
Total potentially dilutive securities	24,112,326	36,851,148

(16)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date loss from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax benefit was $5.2 million and $15.1 million for the three and six months ended June 30, 2019, respectively. The income tax benefit was attributable to the mix of earnings and losses in countries with differing statutory tax rates and valuation allowances in certain countries.

Our income tax provision (benefit) was $11.9 million and ($6.1) million for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018, the income tax provision was attributable to forecasted foreign cash taxes and our loss from domestic operations. For the six months ended June 30, 2018, the income tax benefit was primarily attributable to the one-time indirect effect of Topic 606 on income taxes associated with intercompany adjustments offset by our loss from operations.

We maintain a full valuation allowance against our U.S. and certain foreign deferred tax assets as of June 30, 2019. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that our U.S. and certain foreign deferred tax assets will not be realized as of June 30, 2019. Due to our international expansion and improvements in the operating results of our Irish subsidiary over the past three years, we believe a reasonable possibility exists that within the next 12 months sufficient positive evidence may become available to reach a conclusion that the valuation allowance against the net deferred tax assets of our Irish subsidiary will no longer be needed. The deferred tax assets of our Irish subsidiary were created primarily as a result of the difference between the tax basis in our Irish subsidiary and the cost reported in our consolidated financial statements resulting from the transfer of intangible assets to our Irish subsidiary as part of our foreign restructuring in 2018. Assuming a consistent performance over the next few quarters, a release of the Irish valuation allowance would result in the recognition of certain deferred tax assets and may result in an income tax benefit in excess of $500 million for the period in which such release is recorded.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2019, our tax years 2004 to 2018 remain subject to examination in most jurisdictions.

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

(17) Commitments and Contingencies

Operating Leases

For some of our offices and data centers, we have entered into non-cancelable operating lease agreements with various expiration dates through 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.

Total operating lease costs were $16.0 million and $30.7 million, excluding short-term lease costs, variable lease costs and sublease income each of which were immaterial, for the three and six months ended June 30, 2019, respectively. Total lease expenses recognized prior to our adoption of Topic 842 was $11.5 million and $22.8 million for the three and six months ended June 30, 2018, respectively.

For the six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $20.4 million and operating lease liabilities arising from obtaining operating right-of-use assets totaled $84.1 million.

As of June 30, 2019, the weighted-average remaining lease term is 10.2 years, and the weighted-average discount rate is 3.8%.

Maturities of operating lease liabilities as of June 30, 2019 are presented in the table below (in thousands):

Years Ending December 31,
Remainder of 2019	$31,114
2020	62,286
2021	61,054
2022	57,882
2023	53,620
Thereafter	263,086
Total operating lease payments	529,042
Less: imputed interest	(100,098)
Present value of operating lease liabilities	$428,944

In addition to the amounts above, as of June 30, 2019, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $408.7 million. These operating leases will commence between 2019 and 2022 with lease terms of 3 to 15 years.

Future minimum commitments under our non-cancelable operating leases as of December 31, 2018 are presented in the table below (in thousands):

Years Ending December 31,
2019	$55,435
2020	60,996
2021	63,348
2022	67,707
2023	72,491
Thereafter	578,874
Total	$898,851

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the six months ended June 30, 2019 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $782.5 million is due on June 1, 2022. Refer to Note 11 for further information regarding our Notes.

In addition to the obligations in the table above, approximately $4.8 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2019.

Letters of Credit

As of June 30, 2019, we had letters of credit in the aggregate amount of $22.1 million, primarily in connection with our customer contracts and operating leases.

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

(18)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America (1)	$544,794	$413,259	$1,070,345	$800,732
EMEA (2)	212,606	160,644	406,438	313,070
Asia Pacific and other	76,504	57,153	146,047	106,476
Total revenues	$833,904	$631,056	$1,622,830	$1,220,278

Property and equipment, net by geographic area were as follows (in thousands):

	June 30, 2019	December 31, 2018
North America(3)	$223,556	$227,471
EMEA(2)	87,884	82,526
Asia Pacific and other	52,567	37,219
Property and equipment, net	$364,007	$347,216

(1)	Revenues attributed to the United States were approximately 94% of North America revenues for each of the three and six months ended June 30, 2019 and 2018, respectively.

(2)	Europe, the Middle East and Africa

(3)
Property and equipment, net attributed to the United States were approximately 76% of property and equipment, net attributable to North America as of each of June 30, 2019 and December 31, 2018, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Digital workflow products(1)	$675,054	$509,602	$1,313,711	$985,670
ITOM products(1)	105,935	75,680	207,264	142,937
Total subscription revenues	$780,989	$585,282	$1,520,975	$1,128,607

(1)
As we have expanded the scope of IntegrationHub (formerly included within our ITOM offering) beyond ITOM to align more closely with our broader platform offering, revenues associated with IntegrationHub have been reclassified from ITOM products to platform, which is part of our digital workflow products. Revenues reclassified from ITOM product revenues to digital workflow products revenues were $14.9 million and $28.4 million for the three and six months ended June 30, 2018, respectively.

Our digital workflow products include our platform, IT service management, IT business management, customer service management, HR service delivery, security operations, IT asset management, field service management, and governance, risk and compliance, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis. In previously issued financial statements, we referred to digital workflow products as “service management products.”

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 9,382 as of June 30, 2019 from 7,150 as of June 30, 2018.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 766 and 577 customers with ACV greater than $1 million as of June 30, 2019 and 2018, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (GULT) Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

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

As of June 30, 2019, our total backlog was $5.6 billion, of which $3.8 billion was unbilled backlog and $1.8 billion was deferred revenue and customer deposits. Of this total backlog, we expect to recognize approximately 50% in revenues over the 12 months following June 30, 2019, with the balance to be recognized thereafter. As of December 31, 2018, our total backlog was $5.1 billion, of which $3.4 billion was unbilled backlog and $1.7 billion was deferred revenue and customer deposits.

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

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. A calculation of billings is provided below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018

	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$833,904	$631,056	32%	$1,622,830	$1,220,278	33%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	37,111	34,810	7%	105,716	134,974	(22%)
Total billings	$871,015	$665,866	31%	$1,728,546	$1,355,252	28%

(1)	As presented on or derived from our condensed consolidated statements of cash flows.

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

Foreign currency rate fluctuations had an unfavorable impact of $18.5 million on billings for the three months ended June 30, 2019 and an unfavorable impact of $42.0 million on billings for the six months ended June 30, 2019, respectively. Changes in billings duration had a favorable impact of $6.1 million and an unfavorable impact of $12.3 million for the three and six months ended June 30, 2019, respectively.

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

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$604,583	$375,976	61%
Purchases of property and equipment	(97,020)	(88,362)	10%
Free cash flow(1)	$507,563	$287,614	76%

(1)	Free cash flow for the six months ended June 30, 2018 includes the effect of $87.6 million relating to the repayments of convertible senior notes attributable to debt discount.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Previously disclosed renewal rates may be restated to reflect such adjustments to allow for comparability. Our renewal rate was 98% for each of the three and six months ended June 30, 2019, and 99% for each of the three and six months ended June 30, 2018. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Average contract term. We calculate the average contract term for new customers, expansion contracts and renewals based on the term of those contracts entered into during the period weighted by their ACV. Revised mapping of customers in the current period may result in revised new customer, expansion and renewal contract terms for previous periods, due to adjustments for acquisitions, spin-offs, improved subsidiary mapping, consolidations and updates to customer DUNS numbers. Previously disclosed average contract terms may be restated to reflect such adjustments to allow for comparability. The average new customer contract term was 39 months and 35 months for the three months ended June 30, 2019 and 2018, respectively, and 36 months for each of the six months ended June 30, 2019 and 2018. The average expansion contract term was 30 months and 26 months for the three months ended June 30, 2019 and 2018, respectively, and 28 months and 26 months for the six months ended June 30, 2019 and 2018, respectively. The average renewal contract term was 25 months and 29 months for the three months ended June 30, 2019 and 2018, respectively, and 26 months and 28 months for the six months ended June 30, 2019 and 2018, respectively.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through resale partners. We also offer a portfolio of professional and other services, both directly and through our network of partners. Revenues from our direct sales organization represented 83% and 84% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 82% and 85% for the six months ended June 30, 2019 and 2018, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 16% and 15% for the three and six months ended June 30, 2019, respectively, and 19% for each of the three and six months ended June 30, 2018.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as of June 30, 2019. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$780,989	$585,282	$1,520,975	$1,128,607
Professional services and other	52,915	45,774	101,855	91,671
Total revenues	833,904	631,056	1,622,830	1,220,278
Cost of revenues(1):
Subscription	135,479	101,699	262,068	197,097
Professional services and other	62,668	51,466	122,331	99,541
Total cost of revenues	198,147	153,165	384,399	296,638
Gross profit	635,757	477,891	1,238,431	923,640
Operating expenses(1):
Sales and marketing	393,895	310,869	755,304	594,570
Research and development	183,420	127,916	355,942	245,184
General and administrative	85,442	71,095	169,898	136,158
Total operating expenses	662,757	509,880	1,281,144	975,912
Loss from operations	(27,000)	(31,989)	(42,713)	(52,272)
Interest expense	(8,269)	(15,498)	(16,437)	(32,562)
Interest income and other income (expense), net	18,954	6,638	31,379	36,625
Loss before income taxes	(16,315)	(40,849)	(27,771)	(48,209)
Provision for (benefit from) income taxes	(5,236)	11,897	(15,147)	(6,085)
Net loss	$(11,079)	$(52,746)	$(12,624)	$(42,124)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$19,117	$12,538	$35,139	$23,829
Professional services and other	10,951	8,342	20,882	15,903
Sales and marketing	69,229	57,069	131,359	109,151
Research and development	50,041	33,780	93,623	62,378
General and administrative	22,422	23,831	48,207	45,640
Total stock-based compensation	$171,760	$135,560	$329,210	$256,901

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Subscription	94%	93%	94%	92%
Professional services and other	6	7	6	8
Total revenues	100	100	100	100
Cost of revenues(1):
Subscription	16	16	16	16
Professional services and other	8	8	8	8
Total cost of revenues	24	24	24	24
Gross profit	76	76	76	76
Operating expenses(1):
Sales and marketing	47	49	47	49
Research and development	22	20	22	20
General and administrative	10	11	10	11
Total operating expenses	79	80	79	80
Loss from operations	(3)	(5)	(3)	(4)
Interest expense	(1)	(2)	(1)	(3)
Interest income and other income (expense), net	2	1	2	4
Loss before income taxes	(2)	(6)	(2)	(3)
Provision for (benefit from) income taxes	(1)	2	(1)	0
Net loss	(1%)	(8%)	(1%)	(3%)

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cost of revenues:
Subscription	2%	2%	2%	2%
Professional services and other	1	1	1	1
Sales and marketing	8	9	8	9
Research and development	6	5	6	5
General and administrative	4	4	3	4
Total stock-based compensation	21%	21%	20%	21%

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenues

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$780,989	$585,282	33%
Professional services and other	52,915	45,774	16%
Total revenues	$833,904	$631,056	32%
Percentage of revenues:
Subscription	94%	93%
Professional services and other	6%	7%
Total	100%	100%

Subscription revenues increased $195.7 million during the three months ended June 30, 2019 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $40.5 million and $31.6 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended June 30, 2019 and 2018, respectively. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to add new customers and existing customers increase their usage of our products. Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2019 are based on foreign exchange rates as of June 30, 2019.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Digital workflow products(1)	$675,054	$509,602	32%
ITOM products(1)	105,935	75,680	40%
Total subscription revenues	$780,989	$585,282	33%

(1)
As we have expanded the scope of IntegrationHub (formerly included within our ITOM offering) beyond ITOM to align more closely with our broader platform offering, revenues associated with IntegrationHub have been reclassified from ITOM products to platform, which is part of our digital workflow products. Revenues reclassified from ITOM product revenues to digital workflow products revenues was $14.9 million for the three months ended June 30, 2018.

Our digital workflow products include our platform, IT service management, IT business management, customer service management, HR service delivery, security operations, IT asset management, field service management, and governance, risk and compliance, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis. In prior filings, we referred to digital workflow products as “service management products.”

Professional services and other revenues increased $7.1 million during the three months ended June 30, 2019 compared to the same period in the prior year. We expect professional services and other revenues to grow in absolute dollar terms, but decline as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we are increasingly focused on deploying our internal professional services organization as a strategic resource to accelerate platform adoption and drive customer outcomes, and relying on our partner ecosystem to contract directly with customers for service delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$135,479	$101,699	33%
Professional services and other	62,668	51,466	22%
Total cost of revenues	$198,147	$153,165	29%
Gross profit (loss) percentage:
Subscription	83%	83%
Professional services and other	(18%)	(12%)
Total gross profit percentage	76%	76%
Gross profit	$635,757	$477,891
Headcount (at period end)
Subscription	1,306	1,065	23%
Professional services and other	697	602	16%
Total headcount	2,003	1,667	20%

Cost of subscription revenues increased $33.8 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $7.7 million in personnel-related costs excluding stock-based compensation, an increase of $6.6 million in stock-based compensation and an increase of $2.6 million in overhead expenses. Depreciation expense increased $9.8 million due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services and technical support increased $4.3 million. In addition, data center capacity costs increased $1.1 million due to the addition of new data centers and the expansion of existing data centers.

Our subscription gross profit percentage was 83% for each of the three months ended June 30, 2019 and 2018. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the three months ended June 30, 2019 and 2018. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we provide subscription services to more customers and increase usage within our customer instances, but we expect such increase to be at a slower rate than the increase in our subscription revenues, leading to a slight increase in our subscription gross profit percentage for the year ending December 31, 2019 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $11.2 million during the three months ended June 30, 2019 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $7.0 million in personnel-related costs excluding stock-based compensation, an increase of $2.6 million in stock-based compensation and an increase of $1.3 million in overhead expenses.

Our professional services and other gross loss percentage increased to 18% for the three months ended June 30, 2019, from 12% for the three months ended June 30, 2018, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products and transform our internal professional services organization from an implementation resource to a strategic advisory resource to accelerate platform adoption and drive customer outcomes. As a result of this transformation, we expect a gross loss for professional services and other revenues for the year ending December 31, 2019.

Sales and Marketing

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Sales and marketing	$393,895	$310,869	27%
Percentage of revenues	47%	49%
Headcount (at period end)	3,575	2,763	29%

Sales and marketing expenses increased $83.0 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $35.5 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $12.2 million in stock-based compensation and an increase of $9.2 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $6.0 million for the three months ended June 30, 2019 compared to the same period in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Amortization expenses associated with commissions and third-party referral fees, including their related payroll taxes and fringe benefits, amounted to 5% and 6% of subscription revenues for the three months ended June 30, 2019 and 2018, respectively. Expenses related to our annual Knowledge user conference, net of proceeds, increased $2.9 million due to a 13% year-over-year increase in registrations. Other sales and marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and market data, increased $11.9 million during the three months ended June 30, 2019 compared to the same period in the prior year. Outside services costs increased $2.7 million and IT costs increased $2.2 million during the three months ended June 30, 2019 compared to the same period in the prior year.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018, as we continue to expand our direct sales force, increase our marketing activities, grow our international operations and build brand awareness, but decrease as a percentage of total revenues.

Research and Development

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Research and development	$183,420	$127,916	43%
Percentage of revenues	22%	20%
Headcount (at period end)	2,500	1,675	49%

Research and development expenses increased $55.5 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $29.4 million in personnel-related costs excluding stock-based compensation, an increase of $16.3 million in stock-based compensation and an increase of $7.7 million in overhead expenses.

We expect research and development expenses to increase in absolute dollar terms and as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
General and administrative	$85,442	$71,095	20%
Percentage of revenues	10%	11%
Headcount (at period end)	1,304	1,045	25%

General and administrative expenses increased $14.3 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $9.7 million in personnel-related costs excluding stock-based compensation. Outside services costs increased $3.6 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our administrative function.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to hire new employees, but decrease as a percentage of total revenues.

Stock-based Compensation

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$19,117	$12,538	52%
Professional services and other	10,951	8,342	31%
Sales and marketing	69,229	57,069	21%
Research and development	50,041	33,780	48%
General and administrative	22,422	23,831	(6%)
Total stock-based compensation	$171,760	$135,560	27%
Percentage of revenues	21%	21%

Stock-based compensation increased $36.2 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2019, we expect stock-based compensation to continue to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of total revenues.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 35% of total revenues for each of the three months ended June 30, 2019 and 2018. Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended June 30, 2018 to the three months ended June 30, 2019 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended June 30, 2019 at the exchange rates in effect for the three months ended June 30, 2018 rather than the actual exchange rates in effect during the period, our reported subscription revenues and professional services and other revenues would have been $16.6 million and $1.5 million higher, respectively.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to major foreign currencies other than the Euro and British Pound Sterling described above from the three months ended June 30, 2018 to the three months ended June 30, 2019 had a favorable impact on our cost of revenues and sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended June 30, 2019 at the exchange rates in effect for the three months ended June 30, 2018 rather than the actual exchange rates in effect during the period, our reported cost of revenues and sales and marketing expenses would have been $3.6 million and $5.6 million higher, respectively. The impact from the foreign currency movements from the three months ended June 30, 2018 to the three months ended June 30, 2019 is not material to research and development expenses and general and administrative expenses.

Interest Expense

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Interest expense	$(8,269)	$(15,498)	(47%)
Percentage of revenues	(1%)	(2%)

Interest expense decreased $7.2 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to the decrease in the aggregate amount of convertible debt and associated amortization expense of debt discount and issuance costs related to the repayment of the 2018 Notes in 2018. For the year ending December 31, 2019, we expect to incur approximately $33.3 million in amortization expense of debt discount and issuance costs related to the 2022 Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Interest income	$14,427	$8,175	76%
Foreign currency exchange gain, net of derivative contracts	1,437	783	84%
Gain on marketable equity securities	—	802	NM
Loss on early note conversions	—	(3,093)	NM
Other	3,090	(29)	NM
Interest and other income (expense), net	$18,954	$6,638	NM
Percentage of revenues	2%	1%

NM - Not meaningful.

Interest income and other income (expense), net increased $12.3 million during the three months ended June 30, 2019 compared to the same period in the prior year, primarily driven by an increase of $6.3 million in interest income due to higher cash and investment balances and higher yields on our invested balances for the three months ended June 30, 2019. The increase in interest income and other income (expense), net was also due to $2.1 million of unrealized gain on non-marketable securities relating to observable price changes during the three months ended June 30, 2019, and the absence of a $3.1 million loss recorded on early note conversions in the prior year.

In order to manage certain exposures to currency fluctuations, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Loss before income taxes	$(16,315)	$(40,849)	(60%)
Provision for (benefit from) income taxes	(5,236)	11,897	NM
Effective tax rate	32%	(29%)

NM - Not meaningful.

Our income tax benefit was $5.2 million for the three months ended June 30, 2019. The income tax benefit was attributable to the mix of earnings and losses in countries with differing statutory tax rates and valuation allowances in certain countries.

Our income tax provision was $11.9 million for the three months ended June 30, 2018. The income tax provision was attributable to forecasted foreign cash taxes and our loss from domestic operations.

We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and certain foreign deferred tax assets, and the significant components of the tax expense recorded are current cash taxes payable in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign structuring, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Due to our international expansion and improvements in the operating results of our Irish subsidiary over the past three years, we believe a reasonable possibility exists that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against the net deferred tax assets of our Irish subsidiary will no longer be needed. The deferred tax assets of our Irish subsidiary were created primarily as a result of the difference between the tax basis in our Irish subsidiary and the cost reported in our consolidated financial statements resulting from the transfer of intangible assets to our Irish subsidiary as part of our foreign restructuring in 2018. Assuming a consistent performance over the next few quarters, a release of the Irish valuation allowance would result in the recognition of certain deferred tax assets and may result in an income tax benefit in excess of $500 million for the period in which such release is recorded.

Net Loss

	Three Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Net loss	$(11,079)	$(52,746)	(79%)
Percentage of revenues	(1%)	(8%)

Our net loss decreased $41.7 million for the three months ended June 30, 2019 compared to the same period in the prior year as growth in our revenues exceeded our expenses. GAAP net income or loss for the year ending December 31, 2019 will depend in part on a number of factors, including income taxes, non-cash charges associated with equity awards, which vary depending on the grant date stock price and actual attainment for our PRSUs, business combinations and other benefits or expenses which are not known at this time.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenues

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$1,520,975	$1,128,607	35%
Professional services and other	101,855	91,671	11%
Total revenues	$1,622,830	$1,220,278	33%
Percentage of revenues:
Subscription	94%	92%
Professional services and other	6%	8%
Total	100%	100%

Subscription revenues increased $392.4 million during the six months ended June 30, 2019 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues are $83.6 million and $56.1 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the six months ended June 30, 2019 and 2018, respectively.

Subscription revenues consist of the following:

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Digital workflow products(1)	$1,313,711	$985,670	33%
ITOM products(1)	207,264	142,937	45%
Total subscription revenues	$1,520,975	$1,128,607	35%

(1)
As we have expanded the scope of IntegrationHub (formerly included within our ITOM offering) beyond ITOM to align more closely with our broader platform offering, revenues associated with IntegrationHub have been reclassified from ITOM products to platform, which is part of our digital workflow products. Revenues reclassified from ITOM product revenues to digital workflow products revenues was $28.4 million for the six months ended June 30, 2018.

Our digital workflow products include our platform, IT service management, IT business management, customer service management, HR service delivery, security operations, IT asset management, field service management, and governance, risk and compliance, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis. In prior filings, we referred to digital workflow products as “service management products.”

Professional services and other revenues increased $10.2 million during the six months ended June 30, 2019 compared to the same period in the prior year, due to an increase in services provided to our growing customer base.

Cost of Revenues and Gross Profit Percentage

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$262,068	$197,097	33%
Professional services and other	122,331	99,541	23%
Total cost of revenues	$384,399	$296,638	30%
Gross profit (loss) percentage:
Subscription	83%	83%
Professional services and other	(20%)	(9%)
Total gross profit percentage	76%	76%
Gross profit	$1,238,431	$923,640
Headcount (at period end)
Subscription	1,306	1,065	23%
Professional services and other	697	602	16%
Total headcount	2,003	1,667	20%

Cost of subscription revenues increased $65.0 million during the six months ended June 30, 2019, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $15.1 million in personnel-related costs excluding stock-based compensation, an increase of $11.3 million in stock-based compensation and an increase of $5.7 million in overhead expenses. Depreciation expense increased $18.3 million primarily due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services and technical support increased $7.6 million. In addition, data center capacity costs increased $4.1 million due to the addition of new data centers and the expansion of existing data centers, amortization of intangibles increased $1.3 million as a result of acquisitions and outside service costs increased $1.4 million due to an increase in contractors to support our customer contracts.

Our subscription gross profit percentage was 83% for each of the six months ended June 30, 2019 and 2018. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the six months ended June 30, 2019 and 2018.

Cost of professional services and other revenues increased $22.8 million during the six months ended June 30, 2019 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $14.2 million in personnel-related costs excluding stock-based compensation, an increase of $5.0 million in stock-based compensation and an increase of $3.0 million in overhead expenses.

Our professional services and other gross loss percentage increased to 20% during the six months ended June 30, 2019, from 9% for the six months ended June 30, 2018, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products and transform our internal professional services organization from an implementation resource to a strategic advisory resource.

Sales and Marketing

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Sales and marketing	$755,304	$594,570	27%
Percentage of revenues	47%	49%
Headcount (at period end)	3,575	2,763	29%

Sales and marketing expenses increased $160.7 million during the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $68.0 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $22.2 million in stock-based compensation and an increase of $19.2 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $15.6 million for the six months ended June 30, 2019 compared to the same period in the prior year, due to an increase in new customer, expansion and renewal contracts. Amortization expenses associated with commissions and third-party referral fees, including their related payroll taxes and fringe benefits amounted to 5% and 6% of subscription revenues for the six months ended June 30, 2019 and 2018, respectively. Expenses related to our annual Knowledge user conference, net of proceeds increased $2.9 million due to a 13% year-over-year increase in registrations. Other sales and marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and market data, increased $25.1 million for the six months ended June 30, 2019 compared to the same period in the prior year. Outside services costs increased $3.1 million and IT costs increased $3.7 million during the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to an increase in contractors and subscription software to support our sales and marketing functions.

Research and Development

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Research and development	$355,942	$245,184	45%
Percentage of revenues	22%	20%
Headcount (at period end)	2,500	1,675	49%

Research and development expenses increased $110.8 million during the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $56.5 million in personnel-related costs excluding stock-based compensation, an increase of $31.2 million in stock-based compensation and an increase of $16.5 million in overhead expenses. Research and development expenses also increased by $2.3 million due to outside services costs, and $2.1 million due to an increase in data center capacity costs and depreciation of infrastructure hardware equipment that is used solely for research and development purposes.

General and Administrative

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
General and administrative	$169,898	$136,158	25%
Percentage of revenues	10%	11%
Headcount (at period end)	1,304	1,045	25%

General and administrative expenses increased $33.7 million during the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $20.3 million in personnel-related costs excluding stock-based compensation and an increase of $2.6 million in stock-based compensation. Outside services costs increased $6.5 million during the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our administrative function. Amortization of intangibles increased $2.0 million during the six months ended June 30, 2019 compared to the prior year, as a result of acquisitions.

Stock-based Compensation

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$35,139	$23,829	47%
Professional services and other	20,882	15,903	31%
Sales and marketing	131,359	109,151	20%
Research and development	93,623	62,378	50%
General and administrative	48,207	45,640	6%
Total stock-based compensation	$329,210	$256,901	28%
Percentage of revenues	20%	21%

Stock-based compensation increased $72.3 million during the six months ended June 30, 2019, compared to the same period in the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% of total revenues for each of the six months ended June 30, 2019 and 2018. Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the six months ended June 30, 2018 to the six months ended June 30, 2019 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2019 at the exchange rates for the six months ended June 30, 2018 rather than the actual exchange rates in effect during the period, our subscription revenues would have been $37.0 million higher and our reported professional services and other revenues would have been $3.4 million higher.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to major foreign currencies other than the Euro and British Pound Sterling described above from the six months ended June 30, 2018 to the six months ended June 30, 2019 had a favorable impact on our cost of revenues and sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2019 at the exchange rates in effect for the six months ended June 30, 2018 rather than the actual exchange rates in effect during the period, our reported cost of revenues, sales and marketing expenses and research and development expenses would have been $8.3 million, $13.0 million and $2.4 million higher, respectively. The impact from the foreign currency movements from the six months ended June 30, 2018 to the six months ended June 30, 2019 is not material to general and administrative expenses.

Interest Expense

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Interest expense	$(16,437)	$(32,562)	(50%)
Percentage of revenues	(1%)	(3%)

Interest expense decreased $16.1 million during the six months ended June 30, 2019, compared to the same period in the prior year, due to the repayment of the 2018 Notes.

Interest Income and Other Income (Expense), net

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Interest income	$26,933	$15,701	72%
Foreign currency exchange gain, net of derivative contracts	1,314	5,777	(77%)
Gain on marketable equity securities	—	19,257	NM
Loss on early note conversions	—	(3,877)	NM
Other	3,132	(233)	NM
Interest and other income (expense), net	$31,379	$36,625	(14%)
Percentage of revenues	2%	4%

NM - Not meaningful.

Interest income and other income (expense), net decreased $5.2 million during the six months ended June 30, 2019, compared to the same period in the prior year, primarily due to a decrease of $19.3 million in realized gains relating to changes in the market value of our marketable equity securities held and sold in the prior year and a $4.5 million decrease in foreign currency exchange gain, net of derivative contracts.

The decrease in interest income and other income (expense), net was offset by an increase in interest income of $11.2 million due to higher cash and investment balances and higher yields on our invested balances for the six months ended June 30, 2019 compared to the same period in the prior year, an increase of $2.1 million due to an unrealized gain on non-marketable securities relating to observable price changes during the three months ended June 30, 2019, and the absence of a $3.9 million loss recorded on early note conversions in the prior year.

Benefit from Income Taxes

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Loss before income taxes	$(27,771)	$(48,209)	(42%)
Benefit from income taxes	(15,147)	(6,085)	149%
Effective tax rate	55%	13%

Our income tax benefit was $15.1 million for the six months ended June 30, 2019. The income tax benefit was attributable to the mix of earnings and losses in countries with differing statutory tax rates and valuation allowances in certain countries.

Our income tax benefit was $6.1 million for the six months ended June 30, 2018. The income tax benefit was primarily attributable to the one-time indirect effect of Topic 606 on income taxes associated with intercompany adjustments offset by our loss from operations.

Net Loss

	Six Months Ended June 30,		% Change
	2019	2018

	(dollars in thousands)
Net loss	$(12,624)	$(42,124)	(70%)
Percentage of revenues	(1%)	(3%)

Net loss decreased $29.5 million for the six months ended June 30, 2019, compared to the same period in the prior year as growth in our revenues exceeded our expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of June 30, 2019, we had $1.7 billion in cash and cash equivalents and short-term investments, of which $238.8 million represented cash held by foreign subsidiaries and $181.6 million is denominated in currencies other than U.S. Dollar. In addition, we had $746.7 million in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrant transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018, September 30, 2018, March 31, 2019 and June 30, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. We have not received any conversion requests for our 2022 Notes.

During the six months ended June 30, 2019, we issued approximately 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants. As of June 30, 2019, the 2018 Warrants are no longer outstanding. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. As the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. Refer to Note 11 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

	Six Months Ended June 30,
	2019	2018

	(dollars in thousands)
Net cash provided by operating activities	$604,583	$375,976
Net cash used in investing activities	(403,390)	(10,934)
Net cash used in financing activities	(184,319)	(364,873)
Net increase (decrease) in cash, cash equivalents and restricted cash, net of foreign currency effect	18,160	(7,336)

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

Net cash provided by operating activities was $604.6 million for the six months ended June 30, 2019 compared to $376.0 million for the six months ended June 30, 2018. The increase in operating cash flow was primarily due to the repayment of convertible senior notes attributable to debt discount that was made during the six months ended June 30, 2018 and a decrease in net loss adjusted for non-cash items to reconcile net loss to net cash provided by operations, offset by the unfavorable impact on operating cash flow from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $403.4 million compared to $10.9 million for the six months ended June 30, 2018. The increase in cash used in investing activities was mainly due to a $405.5 million increase in net purchases of investments, a $25.3 million increase in purchases of other intangibles and a $8.7 million increase in capital expenditures, offset by a $24.9 million reduction in cash outflow for business combinations and a $22.1 million increase in realized gains on derivatives not designated as hedging instruments, net.

Financing Activities

Net cash used in financing activities was $184.3 million for the six months ended June 30, 2019 compared to $364.9 million for the six months ended June 30, 2018. The decrease in cash used in financing activities is primarily due to repayments of the 2018 Notes attributable to principal of $271.2 million during the six months ended June 30, 2018, offset by additional financing cash outflow during the six months ended June 30, 2019 due to a $93.1 million increase in taxes paid related to net share settlement of equity awards.

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

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to our enterprise cloud solutions. Many of our competitors and potential competitors are larger, have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive products may expand their services to compete with our services or we may shift our products and services to compete with current and future competitors in adjacent markets. Acquisitions, integrations and consolidation by and among other companies in our industry may allow potential competitors to offer integrated or bundled products, enhanced functionality, or other advantages, which may impact our competitive position. We have expanded the breadth of our services to include offerings in the markets for IT operations management, customer service management, security operations management, HR service delivery and use of our platform by developers of custom applications. As a result, we expect increasing competition from platform vendors and from application development vendors focused on these other markets. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. We expect that smaller competitors and new entrants may accelerate pricing pressures, including in the IT service management market, which is our more mature offering and from which we derive the substantial majority of our revenues. For all of these reasons, we may not be able to compete successfully, and competition could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain market acceptance, any of which could harm our business.

If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological, market and customer developments, our competitive position and business prospects may be harmed.

The markets in which we compete continue to evolve rapidly, and the pace of innovation will continue to accelerate, as public and private cloud solutions and infrastructure, massively scalable databases, mobile, workflow, consumer product-like user experiences, social, collaboration, machine learning, artificial intelligence, Internet-connected devices, high velocity robotic automation, security, cryptography, internal software development operations, application and service awareness, and other digital technologies increasingly become the basis for customer purchases. At the same time, our customers and prospective customers are either facing their own competitive imperatives to adopt digital technologies, or have been built on fully-digital, modern, dynamic IT technologies, resulting in the ongoing disruption of almost every sector of the global economy. Acquisitions, integrations and consolidation by and among companies in our industry may further accelerate changes in the markets in which we participate. Accordingly, to compete effectively in our rapidly changing markets, we must: identify and innovate in the right emerging technologies among the many in which we could make investments knowing that we cannot make substantial investments in all of them; accurately predict our customers’ changing business needs, priorities and adoption practices, including their technology infrastructures and buying and budgetary practices; successfully deliver new platform and database technologies and products that scale to meet these needs and priorities; efficiently integrate with other technologies within our customers’ digital environments; profitably market and sell products to companies in markets where our sales and marketing teams have less experience, including to fully-digital companies built on modern, dynamic IT technologies that have historically not been strong buyers of IT service management and IT operations management products like ours; and effectively deliver, either directly or through our ecosystem of partners, the business process planning, IT systems architecture planning, and product implementation services that our customers require to be successful. If we fail to meet any of these requirements, our competitive position, strategic relevance and business prospects may be harmed.

Global economic conditions may harm our industry, business and results of operations.

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. From time to time, the United States and other key international economies have been impacted by geopolitical and economic instability, high levels of credit defaults globally, international trade disputes, falling demand for a variety of goods and services, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, international trade agreements, trade restrictions and overall uncertainty with respect to the economy. These conditions can arise suddenly and affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In 2019, for example, the growth rate in the economy of the EU, China, or the US, tariffs or trade relations between the US and China or other countries, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, in connection with the June 2016 referendum by British voters to exit the EU (Brexit), the United Kingdom (the UK) and the EU announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the UK until the end of December 2020, but this remains subject to the successful conclusion of a final withdrawal agreement between the parties. Although the terms of the UK’s future relationship with the EU are still unknown, it is possible that there will be a serious disruption of the E.U. financial services leading to global economic consequences and increased regulatory and legal complexities, including potentially divergent national laws and regulations between the UK and the EU. The UK’s exit from the EU may also cause disruption or create uncertainty surrounding our business, including affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased costs or operational challenges.

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

Although we have recently reported quarterly results that were profitable on a GAAP basis in certain prior quarters, we have incurred net losses in all fiscal years since our inception. Even if our revenues continue to increase, we may incur losses in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unforeseen or unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result of these and other factors, we may not maintain profitability in the future, and our gross margins and ability to generate cash flow from operations may be negatively impacted. If we fail to increase our revenues sufficiently to keep pace with our growing investments and other expenses, our business, operating results and growth prospects will be adversely affected.

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

From time to time, we experience defects in our services, and new defects may be detected in the future. For example, we provide regular updates to our services, which frequently contain undetected defects when first introduced or released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may result from errors we make in delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service attacks. We currently serve our customers primarily using equipment managed by us and co-located in third-party data center facilities operated by several different providers located around the world and plan to serve certain of our customers using data center facilities operated by public cloud service providers. These centers are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error or negligence. Despite precautions taken at these facilities, problems at these facilities could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our customers use our services to manage important aspects of their own businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. The occurrence of payment delays, or service credit, warranty, termination for material breach or other claims against us, could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our service level credit accruals or other increased expenses or risks of litigation. We may not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

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

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements for our services;

•	the length and complexity of the sales cycle for our services, especially for sales to larger enterprises, government and regulated organizations;

•	changes in the size and complexity of our customer relationships;

•	changes to our management, sales and account management teams;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions, products or changes in pricing policies introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average contract term of our customer agreements, changes in timing of renewals and changes in billings duration;

•	changes in our renewal rates and expansion within our existing customers;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;

•	the impact of new accounting pronouncements;

•	changes in laws or regulations impacting the delivery of our services;

•	our ability to comply with privacy laws and regulations, including the General Data Protection Regulation (the GDPR) and the California Consumer Privacy Act (the CCPA);

•	significant litigation or regulatory actions relating to claims of intellectual property infringement, violation of privacy laws, employment matters or any other significant matter;

•	the amount and timing of equity awards and the related financial statement expenses; and

•	our ability to accurately estimate the total addressable market for our products and services.

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

Sales outside of North America represented approximately 35% of total revenues for each of the three months ended June 30, 2019 and 2018 and 34% of total revenues for each of the six months ended June 30, 2019 and 2018. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory, political and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased operational and intellectual property risks, as compared to North America, Australia and areas within Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel, penetrating the target market, and/or managing foreign operations in such locales.

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

•
potential changes in international trade policies, tariffs, agreements and practices, including the adoption and expansion of formal or informal trade restrictions or regulatory frameworks or business practices favoring local competitors;

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

Our success depends largely upon the continued services of our management team, including our Chief Executive Officer, and many key individual contributors. From time to time in the ordinary course of business, there may be changes in our management team resulting from the hiring or departure of executives. For example, we have announced that our Chief Financial Officer, Michael Scarpelli, will be leaving the Company on August 15, 2019. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business.

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related solutions, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We may also experience increased compensation costs that may not be offset by either improved productivity or higher sales. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, London, Amsterdam and Hyderabad, our primary operating locations, is intense. Our employees, including our executive officers, are employed by us on an “at-will” basis, which means they may terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Privacy laws and concerns, evolving regulation of cloud computing, cross-border data transfer restrictions, other foreign and domestic regulations and standards related to personal data and the Internet may adversely affect our business.

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the collection, transfer, processing, storage or use of personal data could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, in 2016 the EU adopted the GDPR, which took effect on May 25, 2018 and established new requirements applicable to the handling of personal data. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, the tracking of individuals’ online activities and the “right to be forgotten,” requiring a company to delete certain information about individuals upon their request in certain circumstances. Although we do not believe Brexit will require us to alter our operations in any material way to comply with privacy regulations in the EU and the UK, Brexit may cause uncertainty for our customers. In addition, in June 2018 the CCPA was signed into law, which takes effect in January 2020 and broadly defines personal information and provides California consumers increased privacy rights and protections. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Legislators amended the CCPA to, among other things, move the enforcement date of the law to the earlier of when the California Attorney General issues regulations or July 1, 2020. The law may also be amended further before its enforcement date, and it remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. In addition, other nations and U.S. states have also discussed, and may pass, future legislation similar to the GDPR and/or the CCPA. The effects of the CCPA and any other newly enacted privacy laws, regulations and standards potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The costs of compliance with, and other burdens imposed by, the GDPR, the e-Privacy Regulation, the CCPA and other privacy laws, regulations and standards may cause us to incur substantial operational costs or require us to modify our data handling practices, may limit the use and adoption of our services and reduce overall demand for our services. In addition, non-compliance could result in proceedings or investigations against us by governmental entities or others, significant fines, and may otherwise adversely impact our business, financial condition and operating results.

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

In addition, our ability to repurchase or to pay cash upon conversion of the 2022 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2022 Notes at a time when the repurchase is required by the indenture or to pay cash upon conversion of the 2022 Notes as required by the indenture would constitute a default. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Notes, or to pay cash upon conversion of the 2022 Notes.

The conditional conversion feature of the 2022 Notes may adversely affect our financial condition and operating results.

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the Conversion Condition). The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018, September 30, 2018, March 31, 2019, and June 30, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. If one or more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes, we entered into convertible note hedge (the 2022 Note Hedge) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the 2022 Warrants and 2018 Warrants, respectively). The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as the case may be. The 2018 Warrants had a dilutive effect as the market price per share of our common stock exceeded the exercise price of the 2018 Warrants, which was $107.46. We issued approximately 1.6 million and 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the three and six months ended June 30, 2019, respectively, resulting in immediate and substantial dilution to our existing stockholders. As of June 30, 2019, the 2018 Warrants were no longer outstanding. Additionally, the 2022 Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2022 Warrants, which is $203.40. As the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. Based on the volume-weighted average stock price on June 30, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.5 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time. Refer to Note 11 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2022 Notes (and are likely to do so during any observation period related to a conversion of the 2022 Notes, or following any repurchase of the 2022 Notes by us on any fundamental change repurchase date (as defined in the indenture for the 2022 Notes) or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2022 Notes, which could affect note holders’ ability to convert the 2022 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2022 Notes, it could affect the amount and value of the consideration that note holders will receive upon conversion of the 2022 Notes.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

10.1*	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 22, 2019				X

10.2*	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan, adopted as of April 22, 2019				X

10.3*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan, adopted as of April 22, 2019				X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SERVICENOW, INC.

Date: August 6, 2019	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 6, 2019	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(As Principal Accounting Officer)