Form 10-Q
period 2019-09-30
ServiceNow, Inc.
filed 2019-10-25
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2019, there were approximately 188.6 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$622,925	$566,204
Short-term investments	848,148	931,718
Accounts receivable, net	539,416	574,810
Current portion of deferred commissions	158,241	139,890
Prepaid expenses and other current assets	128,483	132,071
Total current assets	2,297,213	2,344,693
Deferred commissions, less current portion	293,086	282,490
Long-term investments	1,001,513	581,856
Property and equipment, net(1)	400,858	347,216
Operating lease right-of-use assets(1)	405,424	—
Intangible assets, net	112,947	100,582
Goodwill	153,902	148,845
Other assets	91,865	73,458
Total assets	$4,756,808	$3,879,140
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,906	$30,733
Accrued expenses and other current liabilities(1)	319,792	330,246
Current portion of deferred revenue	1,761,532	1,651,594
Current portion of operating lease liabilities(1)	49,331	—
Total current liabilities	2,192,561	2,012,573
Deferred revenue, less current portion	41,286	38,597
Operating lease liabilities, less current portion(1)	388,483	—
Convertible senior notes, net	686,516	661,707
Other long-term liabilities(1)	18,489	55,064
Total liabilities	3,327,335	2,767,941
Stockholders’ equity:
Common stock	189	180
Additional paid-in capital	2,360,621	2,093,834
Accumulated other comprehensive income (loss)	19,631	(4,035)
Accumulated deficit(1)	(950,968)	(978,780)
Total stockholders’ equity	1,429,473	1,111,199
Total liabilities and stockholders’ equity	$4,756,808	$3,879,140

(1)
We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. See Note 2 for further details.

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Subscription	$834,910	$626,567	$2,355,885	$1,755,174
Professional services and other	50,923	46,530	152,778	138,201
Total revenues	885,833	673,097	2,508,663	1,893,375
Cost of revenues(1):
Subscription	139,330	106,821	401,398	303,918
Professional services and other	61,463	51,037	183,794	150,578
Total cost of revenues	200,793	157,858	585,192	454,496
Gross profit	685,040	515,239	1,923,471	1,438,879
Operating expenses(1):
Sales and marketing	362,975	289,323	1,118,279	883,893
Research and development	190,099	135,655	546,041	380,839
General and administrative	75,642	80,693	245,540	216,851
Total operating expenses	628,716	505,671	1,909,860	1,481,583
Income (loss) from operations	56,324	9,568	13,611	(42,704)
Interest expense	(8,371)	(11,233)	(24,808)	(43,795)
Interest income and other income (expense), net	12,817	8,895	44,196	45,520
Income (loss) before income taxes	60,770	7,230	32,999	(40,979)
Provision for (benefit from) income taxes	20,172	(1,175)	5,025	(7,260)
Net income (loss)	$40,598	$8,405	$27,974	$(33,719)
Net income (loss) per share - basic	$0.22	$0.05	$0.15	$(0.19)
Net income (loss) per share - diluted	$0.21	$0.04	$0.14	$(0.19)
Weighted-average shares used to compute net income (loss) per share - basic	188,074,303	178,719,694	185,676,049	177,198,179
Weighted-average shares used to compute net income (loss) per share - diluted	197,878,215	192,190,899	196,738,774	177,198,179
Other comprehensive income (loss):
Foreign currency translation adjustments	$5,507	$1,655	$14,732	$212
Unrealized gain (loss) on investments, net of tax	582	922	8,934	(163)
Other comprehensive income, net of tax	6,089	2,577	23,666	49
Comprehensive income (loss)	$46,687	$10,982	$51,640	$(33,670)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues:
Subscription	$18,880	$12,775	$54,019	$36,604
Professional services and other	10,867	8,407	31,749	24,310
Sales and marketing	68,712	60,132	200,071	169,283
Research and development	50,636	35,527	144,259	97,905
General and administrative	13,839	27,567	62,046	73,207

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2019						Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	187,461,809	$188	$2,238,782	$(991,566)	$13,542	$1,260,946	177,945,946	$178	$1,889,727	$(994,200)	$(3,995)	$891,710
Common stock issued under employee stock plans	1,097,392	1	41,926	—	—	41,927	1,359,393	1	39,021	—	—	39,022
Taxes paid related to net share settlement of equity awards	—	—	(83,172)	—	—	(83,172)	—	—	(66,694)	—	—	(66,694)
Stock-based compensation	—	—	163,085	—	—	163,085	—	—	145,631	—	—	145,631
Settlement of 2018 Notes conversion feature	—	—	—	—	—	—	—	—	(81,318)	—	—	(81,318)
Benefit from exercise of 2018 Note Hedges	—	—	—	—	—	—	—	—	80,851	—	—	80,851
Other comprehensive income, net of tax	—	—	—	—	6,089	6,089	—	—	—	—	2,577	2,577
Net income	—	—	—	40,598	—	40,598	—	—	—	8,405	—	8,405
Balance at end of period	188,559,201	$189	$2,360,621	$(950,968)	$19,631	$1,429,473	179,305,339	$179	$2,007,218	$(985,795)	$(1,418)	$1,020,184

	Nine Months Ended September 30, 2019						Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	180,175,355	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199	174,275,864	$174	$1,731,367	$(958,564)	$5,767	$778,744
Impact of the adoption of new accounting pronouncements	—	—	—	(162)	—	(162)	—	—	—	6,488	(7,234)	(746)
Common stock issued under employee stock plans	4,100,652	4	105,232	—	—	105,236	5,029,475	5	100,437	—	—	100,442
Taxes paid related to net share settlement of equity awards	—	—	(330,792)	—	—	(330,792)	—	—	(221,267)	—	—	(221,267)
Stock-based compensation	—	—	492,352	—	—	492,352	—	—	403,152	—	—	403,152
Settlement of 2018 Notes conversion feature	—	—	—	—	—	—	—	—	(554,472)	—	—	(554,472)
Benefit from exercise of 2018 Note Hedges	—	—	—	—	—	—	—	—	548,001	—	—	548,001
Settlement of 2018 Warrants	4,283,194	5	(5)	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	23,666	23,666	—	—	—	—	49	49
Net income (loss)	—	—	—	27,974	—	27,974	—	—	—	(33,719)	—	(33,719)
Balance at end of period	188,559,201	$189	$2,360,621	$(950,968)	$19,631	$1,429,473	179,305,339	$179	$2,007,218	$(985,795)	$(1,418)	$1,020,184

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$27,974	$(33,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,783	106,492
Amortization of deferred commissions	122,226	107,367
Amortization of debt discount and issuance costs	24,808	43,795
Stock-based compensation	492,144	401,309
Deferred income taxes	(2,842)	(32,297)
Gain on marketable equity securities	—	(19,257)
Repayments of convertible senior notes attributable to debt discount	—	(101,633)
Other	(4,621)	4,502
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	28,331	7,454
Deferred commissions	(158,309)	(152,521)
Prepaid expenses and other assets	(25,569)	1,519
Accounts payable	30,088	5,058
Deferred revenue	135,455	174,058
Accrued expenses and other liabilities	(34,707)	9,350
Net cash provided by operating activities	814,761	521,477
Cash flows from investing activities:
Purchases of property and equipment	(185,889)	(136,349)
Business combinations, net of cash and restricted cash acquired	—	(24,940)
Purchases of other intangibles	(37,360)	(13,600)
Purchases of investments	(1,255,691)	(826,998)
Sales of investments	31,046	39,975
Maturities of investments	900,407	861,629
Realized gains on derivatives not designated as hedging instruments, net	21,742	—
Net cash used in investing activities	(525,745)	(100,283)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	—	(311,520)
Proceeds from employee stock plans	105,227	100,437
Taxes paid related to net share settlement of equity awards	(330,802)	(221,268)
Payments on financing obligations	—	(756)
Net cash used in financing activities	(225,575)	(433,107)
Foreign currency effect on cash, cash equivalents and restricted cash	(6,439)	(9,593)
Net increase (decrease) in cash, cash equivalents and restricted cash	57,002	(21,506)
Cash, cash equivalents and restricted cash at beginning of period	568,538	727,829
Cash, cash equivalents and restricted cash at end of period	$625,540	$706,323
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$622,925	$703,629
Restricted cash included in prepaid expenses and other current assets	2,615	2,694
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$625,540	$706,323
Supplemental disclosures of other cash flow information:
Income taxes paid, net of refunds	$15,856	$14,936
Non-cash investing and financing activities:
Settlement of 2018 Notes conversion feature	$—	$554,472
Benefit from exercise of 2018 Note Hedges	—	548,001
Property and equipment included in accounts payable and accrued expenses	26,566	25,018

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2018 is derived from audited financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

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

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of September 30, 2019, we had one customer that represented approximately 17% of our accounts receivable balance. As of December 31, 2018, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

New Accounting Pronouncements Pending Adoption

Cloud computing arrangements implementation costs

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard is effective for our interim and annual periods beginning January 1, 2020 and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt this standard on a prospective basis as of January 1, 2020 and the impact of our adoption of this standard on our condensed consolidated financial statements will largely depend on the magnitude of implementation costs incurred in our cloud computing arrangements beginning January 1, 2020.

Credit losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This new standard is effective for our interim and annual periods beginning January 1, 2020. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements, which will largely depend on the composition and credit quality of our investment portfolio and trade receivables as well as the economic condition at the time of adoption.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale investment securities recorded within short-term and long-term investments and those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$108,568	$113	$(22)	$108,659
Corporate notes and bonds	1,574,066	7,662	(276)	1,581,452
Certificates of deposit	30,493	50	—	30,543
U.S. government and agency securities	128,867	189	(49)	129,007
Total available-for-sale securities	$1,841,994	$8,014	$(347)	$1,849,661

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$108,061	$—	$—	$108,061
Corporate notes and bonds	1,233,589	343	(4,218)	1,229,714
Certificates of deposit	73,584	1	—	73,585
U.S. government and agency securities	102,549	23	(358)	102,214
Total available-for-sale securities	$1,517,783	$367	$(4,576)	$1,513,574

As of September 30, 2019, the contractual maturities of our investment securities, excluding securities classified within cash and cash equivalents on the condensed consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale investment securities, by remaining contractual maturity, are as follows (in thousands):

September 30, 2019
Due within 1 year	$848,148
Due in 1 year through 5 years	1,001,513
Total	$1,849,661

The following table shows the fair values and the gross unrealized losses of these securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	September 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$17,826	$(22)	$—	$—	$17,826	$(22)
Corporate notes and bonds	249,623	(230)	55,236	(46)	304,859	(276)
U.S. government and agency securities	36,425	(48)	2,999	(1)	39,424	(49)
Total	$303,874	$(300)	$58,235	$(47)	$362,109	$(347)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$714,605	$(2,603)	$294,956	$(1,615)	$1,009,561	$(4,218)
Certificates of deposit	1,000	—	—	—	1,000	—
U.S. government and agency securities	11,756	(5)	61,457	(353)	73,213	(358)
Total	$727,361	$(2,608)	$356,413	$(1,968)	$1,083,774	$(4,576)

 As of September 30, 2019, we had a total of 111 available-for-sale securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet in an unrealized loss position. There were no impairments considered “other-than-temporary” as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

Marketable Equity Securities

During the nine months ended September 30, 2018, we recognized $19.3 million of unrealized gains through net income that related to the changes in the fair value of these securities during the nine months ended September 30, 2018. As of each of September 30, 2019 and December 31, 2018, we had no marketable equity securities on our condensed consolidated balance sheet.

Strategic Investments

As of September 30, 2019 and December 31, 2018, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $21.4 million and $14.6 million, respectively. These non-marketable equity investments are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. We classify these assets as Level 3 within the fair value hierarchy only if an impairment or observable price adjustment is recognized on these non-marketable equity securities during the period as they are based on observable transaction price at the transaction date and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$292,716	$—	$292,716
Commercial paper	—	104,698	104,698
Corporate notes and bonds	—	34,603	34,603
Marketable securities:
Commercial paper	—	108,659	108,659
Corporate notes and bonds	—	1,581,452	1,581,452
Certificates of deposit	—	30,543	30,543
U.S. government and agency securities	—	129,007	129,007
Total	$292,716	$1,988,962	$2,281,678

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

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2018	$148,845
Foreign currency translation adjustments	5,057
Balance as of September 30, 2019	$153,902

Intangible assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Developed technology	$139,134	$114,395
Patents	67,730	57,180
Other	282	650
Intangible assets, gross	207,146	172,225
Less: accumulated amortization	(94,199)	(71,643)
Intangible assets, net	$112,947	$100,582

During the nine months ended September 30, 2019, we acquired $37.4 million of intangible assets, comprising primarily $26.5 million of developed technology and $10.6 million in patents. The weighted-average useful lives for the developed technology and patents acquired during the nine months ended September 30, 2019 was approximately five and six years, respectively.

During the nine months ended September 30, 2018, apart from the business combinations described in Note 5, we also acquired $6.9 million of intangible assets in patents. The weighted-average useful life for the patents acquired during the nine months ended September 30, 2018 was approximately eight years.

Amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 was approximately $9.0 million and $6.4 million, respectively, and for the nine months ended September 30, 2019 and 2018 was approximately $24.1 million and $18.2 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2019 (in thousands):

Years Ending December 31,
Remainder of 2019	$9,008
2020	26,538
2021	24,380
2022	20,519
2023	14,752
Thereafter	17,750
Total future amortization expense	$112,947

(7) Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer equipment	$601,789	$493,536
Computer software	60,759	58,303
Leasehold and other improvements	94,823	74,721
Furniture and fixtures	50,899	42,551
Building(1)	—	6,551
Construction in progress(1)	21,059	10,167
Property and equipment, gross	829,329	685,829
Less: Accumulated depreciation	(428,471)	(338,613)
Property and equipment, net	$400,858	$347,216

(1)
We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and derecognized $10.6 million in building and construction in progress assets that we were previously deemed to own under the prior lease accounting standards. These assets are recognized under our operating lease right-of-use assets under Topic 842 as of September 30, 2019.

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended September 30, 2019 and 2018 was $42.1 million and $31.5 million, respectively, and for the nine months ended September 30, 2019 and 2018 was approximately $119.4 million and $88.3 million, respectively.

(8) Derivative Contracts

As of September 30, 2019 and December 31, 2018, we had foreign currency forward contracts with total notional values of $219.3 million and $872.8 million, respectively, which are not designated as hedge instruments. Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair values of these outstanding derivative contracts were as follows (in thousands):

	Condensed Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$3,217	$22,831
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$1,196	$2,441

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended September 30, 2019 from amounts included in deferred revenue as of June 30, 2019 were $0.7 billion. Revenues recognized during the three months ended September 30, 2018 from amounts included in deferred revenue as of June 30, 2018 were $0.5 billion.

Revenues recognized during the nine months ended September 30, 2019 from amounts included in deferred revenue as of December 31, 2018 were $1.4 billion. Revenues recognized during the nine months ended September 30, 2018 from amounts included in deferred revenue as of December 31, 2017 were $1.0 billion.

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

As of September 30, 2019, the total non-cancelable RPO under our contracts with customers was approximately $5.6 billion and we expect to recognize revenues on approximately 51% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Accrued payroll	$158,185	$158,006
Taxes payable	24,565	35,122
Other employee related liabilities	48,770	60,889
Other	88,272	76,229
Total accrued expenses and other current liabilities	$319,792	$330,246

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

In accounting for the issuance of the 2022 Notes and the related transaction costs, we separated the 2022 Notes into liability and equity components. The 2022 Notes consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Liability component:
Principal:
2022 Notes	$782,500	$782,500
Less: debt issuance cost and debt discount, net of amortization
2022 Notes	(95,984)	(120,793)
Net carrying amount	$686,516	$661,707

2022 Notes
Equity component recorded at issuance:
Note	$162,039
Issuance cost	(2,148)
Net amount recorded in equity	$159,891

The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. Based on conversion requests we have received during the third quarter of 2019, we expect to settle in cash an immaterial principal amount of the 2022 Notes during the fourth quarter of 2019.

We consider the fair value of the 2022 Notes at September 30, 2019 to be a Level 2 measurement. The estimated fair value of the 2022 Notes at September 30, 2019 and December 31, 2018 based on the closing trading price per $100 of the Notes was as follows (in thousands):

	September 30, 2019	December 31, 2018
2022 Notes	$1,502,893	$1,105,281

As of September 30, 2019, the remaining life of the 2022 Notes is 32 months, and the 2018 Notes were no longer outstanding. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt issuance cost
2022 Notes	$404	$385	$1,196	$1,141
2018 Notes	—	175	—	1,082
Amortization of debt discount
2022 Notes	7,967	7,585	23,612	22,479
2018 Notes	—	3,088	—	19,093
Total	$8,371	$11,233	$24,808	$43,795
Effective interest rate of the liability component
2022 Notes	4.75%
2018 Notes	6.50%

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

	Purchase	Initial Shares	Shares as of September 30, 2019
	(in thousands)
2022 Note Hedge	$128,017	5,806,936	5,806,936
2018 Note Hedge	$135,815	7,783,023	—

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of September 30, 2019
	(in thousands)
2022 Warrants	$54,071	5,806,936	$203.40	September 1, 2022	5,806,936
2018 Warrants	$84,525	7,783,023	$107.46	February 1, 2019	—

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

As the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. We issued approximately 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the nine months ended September 30, 2019. The 2018 Warrants were no longer outstanding as of the second quarter of 2019. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. The 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on September 30, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.1 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time.

(12) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Foreign currency translation adjustment	$15,076	$344
Net unrealized gain (loss) on investments, net of tax	4,555	(4,379)
Accumulated other comprehensive income (loss)	$19,631	$(4,035)

Reclassification adjustments out of accumulated other comprehensive income (loss) into net loss were immaterial for all periods presented.

(13) Stockholders' Equity

Common Stock

We are authorized to issue 600.0 million shares of common stock as of September 30, 2019. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2019, we had 188.6 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows:

September 30, 2019
Stock plans:
Options outstanding	1,274,874
RSUs(1)	9,792,023
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	29,361,934
2012 Employee Stock Purchase Plan(2)	10,196,414
Total shares of common stock reserved for future issuance	50,625,245

(1)
Represents the number of shares issuable upon settlement of outstanding restricted stock units (RSUs) and performance RSUs, assuming 100% of the target number of shares for performance RSUs, as discussed under the section entitled “RSUs” in Note 14.

(2)	Refer to Note 14 for a description of these plans.

During the nine months ended September 30, 2019 and 2018, we issued a total of 4.1 million shares and 5.0 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (ESPP). In addition, as described in Note 11, we issued approximately 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the nine months ended September 30, 2019.

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

A summary of stock option activity for the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,810,580	$46.55
Exercised	(231,558)	21.69		$46,348
Outstanding at March 31, 2019	1,579,022	50.19
Exercised	(209,298)	48.77		$45,982
Outstanding at June 30, 2019	1,369,724	50.41
Exercised	(94,850)	44.77		$21,104
Outstanding at September 30, 2019	1,274,874	$50.83	4.9	$258,821
Vested and expected to vest as of September 30, 2019	1,101,397	$45.27	4.5	$229,732
Vested and exercisable as of September 30, 2019	960,050	$39.76	4.1	$205,542

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the nine months ended September 30, 2019 was $5.9 million.

As of September 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $4.2 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2019 was 1.7 years.

RSUs

A summary of RSU activity for the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	10,201,660	$121.84
Granted	4,257,565	233.78
Vested	(1,939,925)	117.30	$445,764
Forfeited	(357,319)	121.26
Outstanding at March 31, 2019	12,161,981	160.28
Granted	315,421	257.88
Vested	(1,310,296)	126.88	$354,773
Forfeited	(250,147)	148.46
Outstanding at June 30, 2019	10,916,959	167.41
Granted	336,040	271.73
Vested	(1,123,407)	132.26	$291,068
Forfeited	(337,569)	162.08
Outstanding at September 30, 2019	9,792,023	$175.21	$2,485,705

RSUs outstanding as of September 30, 2019 were comprised of 9.1 million RSUs with only a service condition and 0.7 million RSUs with both a service condition and a performance condition. RSUs granted with only service vesting criteria under the 2012 Plan to employees generally vest over a four-year period.

Performance-based RSUs (PRSUs) with both service and performance-based vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2019 will vest 33% in February 2020 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $53.7 million and $65.7 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.3 billion and the weighted-average remaining vesting period was 2.9 years.

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

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$40,598	$8,405	$27,974	$(33,719)
Denominator:
Weighted-average shares outstanding - basic	188,074,303	178,719,694	185,676,049	177,198,179
Weighted-average effect of potentially dilutive securities:
Common stock options	1,049,480	1,438,359	1,152,844	—
RSUs	4,363,056	5,477,421	4,964,120	—
ESPP obligations	—	2,093	—	—
In-the-money portion of 2018 Notes	—	1,523,555	—	—
2018 Warrants	—	3,360,525	1,125,841	—
In-the-money portion of 2022 Notes	2,928,795	1,669,252	2,701,072	—
2022 Warrants	1,462,581	—	1,118,848	—
Weighted-average shares outstanding - diluted	197,878,215	192,190,899	196,738,774	177,198,179
Net income (loss) per share - basic	$0.22	$0.05	$0.15	$(0.19)
Net income (loss) per share - diluted	$0.21	$0.04	$0.14	$(0.19)

Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	—	—	—	1,905,320
RSUs	455,086	790,822	747,604	10,993,646
ESPP obligations	273,219	—	273,219	317,940
2018 Notes	—	—	—	2,190,631
2018 Warrants	—	—	—	7,783,023
2022 Notes	—	—	—	5,806,933
2022 Warrants	—	5,806,933	—	5,806,933
Total potentially dilutive securities	728,305	6,597,755	1,020,823	34,804,426

(16)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $20.2 million and $5.0 million for the three and nine months ended September 30, 2019, respectively. The income tax provision was attributable to the mix of earnings and losses in countries with differing statutory tax rates and valuation allowances in certain countries.

Our income tax benefit was $1.2 million and $7.3 million for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, the income tax benefit was primarily attributable to excess tax benefits of stock-based compensation and loss from domestic operations. For the nine months ended September 30, 2018, the income tax benefit was primarily attributable to the one-time indirect effect of Topic 606 on income taxes associated with intercompany adjustments offset by our loss from operations.

We maintain a full valuation allowance against our U.S. and certain foreign deferred tax assets as of September 30, 2019. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that our U.S. and certain foreign deferred tax assets will not be realized as of September 30, 2019. Due to our international expansion and improvements in the operating results of our Irish subsidiary over the past three years, we believe a reasonable possibility exists that within the next several months sufficient positive evidence may become available to reach a conclusion that the valuation allowance against the net deferred tax assets of our Irish subsidiary will no longer be needed. The deferred tax assets of our Irish subsidiary were created primarily as a result of the difference between the tax basis in our Irish subsidiary and the cost reported in our consolidated financial statements resulting from the transfer of intangible assets to our Irish subsidiary as part of our foreign restructuring in 2018. Based on foreign exchange rates as of September 30, 2019, a release of the Irish valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit of approximately $550 to $600 million for the period in which such release is recorded.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2019, our tax years 2004 to 2018 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $16.6 million and $47.2 million, excluding short-term lease costs, variable lease costs and sublease income each of which were immaterial, for the three and nine months ended September 30, 2019, respectively. Total lease expenses recognized prior to our adoption of Topic 842 was $11.7 million and $34.5 million for the three and nine months ended September 30, 2018, respectively.

For the nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $31.7 million and operating lease liabilities arising from obtaining operating right-of-use assets totaled $106.0 million.

As of September 30, 2019, the weighted-average remaining lease term is 9.9 years, and the weighted-average discount rate is 3.7%.

Maturities of operating lease liabilities as of September 30, 2019 are presented in the table below (in thousands):

Years Ending December 31,
Remainder of 2019	$16,242
2020	65,380
2021	64,257
2022	61,138
2023	56,499
Thereafter	272,519
Total operating lease payments	536,035
Less: imputed interest	(98,221)
Present value of operating lease liabilities	$437,814

In addition to the amounts above, as of September 30, 2019, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $412.5 million. These operating leases will commence between 2019 and 2022 with lease terms of 3 to 15 years.

Future minimum commitments under our non-cancelable operating leases as of December 31, 2018 are presented in the table below (in thousands):

Years Ending December 31,
2019	$55,435
2020	60,996
2021	63,348
2022	67,707
2023	72,491
Thereafter	578,874
Total	$898,851

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the nine months ended September 30, 2019 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $782.5 million is due on June 1, 2022. Refer to Note 11 for further information regarding our Notes.

In addition to the obligations in the table above, approximately $5.0 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2019.

Letters of Credit

As of September 30, 2019, we had letters of credit in the aggregate amount of $22.7 million, primarily in connection with our customer contracts and operating leases.

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

(18)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America (1)	$590,058	$451,457	$1,660,403	$1,252,189
EMEA (2)	213,355	161,688	619,793	474,758
Asia Pacific and other	82,420	59,952	228,467	166,428
Total revenues	$885,833	$673,097	$2,508,663	$1,893,375

Property and equipment, net by geographic area were as follows (in thousands):

	September 30, 2019	December 31, 2018
North America(3)	$239,511	$227,471
EMEA(2)	88,869	82,526
Asia Pacific and other	72,478	37,219
Property and equipment, net	$400,858	$347,216

(1)	Revenues attributed to the United States were approximately 94% of North America revenues for each of the three and nine months ended September 30, 2019 and 2018.

(2)	Europe, the Middle East and Africa

(3)	Property and equipment, net attributed to the United States were approximately 76% of property and equipment, net attributable to North America as of both September 30, 2019 and December 31, 2018.

Subscription revenues consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Digital workflow products(1)	$721,161	$548,328	$2,034,872	$1,533,998
ITOM products(1)	113,749	78,239	321,013	221,176
Total subscription revenues	$834,910	$626,567	$2,355,885	$1,755,174

(1)
As we have expanded the scope of IntegrationHub (formerly included within our ITOM offering) beyond ITOM to align more closely with our broader platform offering, revenues associated with IntegrationHub have been reclassified from ITOM products to platform, which is part of our digital workflow products. Revenues reclassified from ITOM product revenues to digital workflow products revenues were $15.3 million and $43.7 million for the three and nine months ended September 30, 2018, respectively.

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

(19) Subsequent Events

During the three months ended December 31, 2019, we entered into an asset purchase agreement to acquire certain intellectual property assets and research and development talent from a privately-held company for approximately $35.0 million in cash. This transaction is expected to close during the same quarter. Our accounting and analysis of this transaction is pending completion.

On October 22, 2019, we announced that John J. Donahoe will resign from his position as our President and Chief Executive Officer, effective on or before December 31, 2019. Mr. Donahoe will continue to serve as a member of our board of directors until his current term expires at the annual meeting of shareholders in 2020. On October 22, 2019, we also announced that William R. McDermott will become our President and Chief Executive Officer and a member of the board of directors, each to become effective on or before January 1, 2020.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 9,929 as of September 30, 2019 from 7,661 as of September 30, 2018.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annualized contract value (ACV) greater than $1 million as of the end of the period. We had 809 and 612 customers with ACV greater than $1 million as of September 30, 2019 and 2018, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (GULT) Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

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

As of September 30, 2019, our total backlog was $5.8 billion, of which $4.0 billion was unbilled backlog and $1.8 billion was deferred revenue and customer deposits. Of this total backlog, we expect to recognize approximately 51% in revenues over the 12 months following September 30, 2019, with the balance to be recognized thereafter. As of December 31, 2018, our total backlog was $5.1 billion, of which $3.4 billion was unbilled backlog and $1.7 billion was deferred revenue and customer deposits.

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

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. A calculation of billings is provided below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018

	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$885,833	$673,097	32%	$2,508,663	$1,893,375	32%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	29,382	47,444	(38%)	135,098	182,418	(26%)
Total billings	$915,215	$720,541	27%	$2,643,761	$2,075,793	27%

(1)	As presented on or derived from our condensed consolidated statements of cash flows.

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

Foreign currency rate fluctuations had an unfavorable impact of $13.0 million on billings for the three months ended September 30, 2019 and an unfavorable impact of $55.1 million on billings for the nine months ended September 30, 2019, respectively. Changes in billings duration had a favorable impact of $7.3 million and an unfavorable impact of $5.0 million for the three and nine months ended September 30, 2019, respectively.

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

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$814,761	$521,477	56%
Purchases of property and equipment	(185,889)	(136,349)	36%
Free cash flow(1)	$628,872	$385,128	63%

(1)	Free cash flow for the nine months ended September 30, 2018 includes the effect of $101.6 million relating to the repayments of convertible senior notes attributable to debt discount.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Previously disclosed renewal rates may be restated to reflect such adjustments to allow for comparability. Our renewal rate was 99% and 97% for the three months ended September 30, 2019 and 2018, respectively, and 98% for each of the nine months ended September 30, 2019 and 2018. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Average contract term. We calculate the average contract term for new customers, expansion contracts and renewals based on the term of those contracts entered into during the period weighted by their ACV. Revised mapping of customers in the current period may result in revised new customer, expansion and renewal contract terms for previous periods, due to adjustments for acquisitions, spin-offs, improved subsidiary mapping, consolidations and updates to customer DUNS numbers. Previously disclosed average contract terms may be restated to reflect such adjustments to allow for comparability. The average new customer contract term was 35 months and 32 months for the three months ended September 30, 2019 and 2018, respectively, and 36 months for each of the nine months ended September 30, 2019 and 2018. The average expansion contract term was 26 months and 24 months for the three months ended September 30, 2019 and 2018, respectively, and 27 months and 25 months for the nine months ended September 30, 2019 and 2018, respectively. The average renewal contract term was 22 months and 25 months for the three months ended September 30, 2019 and 2018, respectively, and 24 months and 27 months for the nine months ended September 30, 2019 and 2018, respectively.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through resale partners. We also offer a portfolio of professional and other services, both directly and through our network of partners. Revenues from our direct sales organization represented 81% and 82% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 82% and 84% for the nine months ended September 30, 2019 and 2018, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 15% for each of the three and nine months ended September 30, 2019, and 16% and 18% for the three and nine months ended September 30, 2018, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. and certain foreign deferred tax assets as of September 30, 2019. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

To enhance comparability, the following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$834,910	$626,567	$2,355,885	$1,755,174
Professional services and other	50,923	46,530	152,778	138,201
Total revenues	885,833	673,097	2,508,663	1,893,375
Cost of revenues(1):
Subscription	139,330	106,821	401,398	303,918
Professional services and other	61,463	51,037	183,794	150,578
Total cost of revenues	200,793	157,858	585,192	454,496
Gross profit	685,040	515,239	1,923,471	1,438,879
Operating expenses(1):
Sales and marketing	362,975	289,323	1,118,279	883,893
Research and development	190,099	135,655	546,041	380,839
General and administrative	75,642	80,693	245,540	216,851
Total operating expenses	628,716	505,671	1,909,860	1,481,583
Income (loss) from operations	56,324	9,568	13,611	(42,704)
Interest expense	(8,371)	(11,233)	(24,808)	(43,795)
Interest income and other income (expense), net	12,817	8,895	44,196	45,520
Income (loss) before income taxes	60,770	7,230	32,999	(40,979)
Provision for (benefit from) income taxes	20,172	(1,175)	5,025	(7,260)
Net income (loss)	$40,598	$8,405	$27,974	$(33,719)

(1)	Stock-based compensation included in the statements of operations above was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$18,880	$12,775	$54,019	$36,604
Professional services and other	10,867	8,407	31,749	24,310
Sales and marketing	68,712	60,132	200,071	169,283
Research and development	50,636	35,527	144,259	97,905
General and administrative	13,839	27,567	62,046	73,207
Total stock-based compensation	$162,934	$144,408	$492,144	$401,309

The following table sets forth our results of operations as a percentage of total revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Subscription	94%	93%	94%	93%
Professional services and other	6	7	6	7
Total revenues	100	100	100	100
Cost of revenues(1):
Subscription	16	16	16	16
Professional services and other	7	7	7	8
Total cost of revenues	23	23	23	24
Gross profit	77	77	77	76
Operating expenses(1):
Sales and marketing	41	43	45	47
Research and development	21	20	22	20
General and administrative	9	13	9	11
Total operating expenses	71	76	76	78
Income (loss) from operations	6	1	1	(2)
Interest expense	(1)	(2)	(1)	(2)
Interest income and other income (expense), net	1	2	1	2
Income (loss) before income taxes	6	1	1	(2)
Provision for (benefit from) income taxes	1	0	0	0
Net income (loss)	5%	1%	1%	(2%)

(1)	Stock-based compensation included in the statements of operations above as a percentage of revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cost of revenues:
Subscription	2%	2%	2%	2%
Professional services and other	1	1	1	1
Sales and marketing	8	9	8	9
Research and development	5	5	6	5
General and administrative	2	4	3	4
Total stock-based compensation	18%	21%	20%	21%

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$834,910	$626,567	33%
Professional services and other	50,923	46,530	9%
Total revenues	$885,833	$673,097	32%
Percentage of revenues:
Subscription	94%	93%
Professional services and other	6%	7%
Total	100%	100%

Subscription revenues increased $208.3 million during the three months ended September 30, 2019 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $35.0 million and $33.2 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2019 and 2018, respectively. We expect subscription revenues to grow in absolute dollars and as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to add new customers and existing customers increase their usage of our products. Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2019 are based on foreign exchange rates as of September 30, 2019.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Digital workflow products(1)	$721,161	$548,328	32%
ITOM products(1)	113,749	78,239	45%
Total subscription revenues	$834,910	$626,567	33%

(1)
As we have expanded the scope of IntegrationHub (formerly included within our ITOM offering) beyond ITOM to align more closely with our broader platform offering, revenues associated with IntegrationHub have been reclassified from ITOM products to platform, which is part of our digital workflow products. Revenues reclassified from ITOM product revenues to digital workflow products revenues was $15.3 million for the three months ended September 30, 2018.

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

Professional services and other revenues increased $4.4 million during the three months ended September 30, 2019 compared to the same period in the prior year. We expect professional services and other revenues to grow in absolute dollar terms, but decline as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we are increasingly focused on deploying our internal professional services organization as a strategic resource to accelerate platform adoption and drive customer outcomes, and relying on our partner ecosystem to contract directly with customers for service delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$139,330	$106,821	30%
Professional services and other	61,463	51,037	20%
Total cost of revenues	$200,793	$157,858	27%
Gross profit (loss) percentage:
Subscription	83%	83%
Professional services and other	(21%)	(10%)
Total gross profit percentage	77%	77%
Gross profit	$685,040	$515,239
Headcount (at period end)
Subscription	1,365	1,121	22%
Professional services and other	759	641	18%
Total headcount	2,124	1,762	21%

Cost of subscription revenues increased $32.5 million during the three months ended September 30, 2019 compared to the same period in the prior year due to increased headcount, which resulted in an increase of $8.3 million in personnel-related costs excluding stock-based compensation, an increase of $6.1 million in stock-based compensation and an increase of $2.5 million in overhead expenses. Depreciation expense increased $9.6 million due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services and technical support increased $3.0 million. In addition, data center capacity costs increased $2.1 million due to the addition of new data centers and the expansion of existing data centers.

Our subscription gross profit percentage was 83% for each of the three months ended September 30, 2019 and 2018. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the three months ended September 30, 2019 and 2018. We expect our cost of subscription revenues to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we provide subscription services to more customers and increase usage within our customer instances, but we expect such increase to be at a slower rate than the increase in our subscription revenues, leading to a slight increase in our subscription gross profit percentage for the year ending December 31, 2019 as we continue to leverage the investments we have made in our existing data center infrastructure. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $10.4 million during the three months ended September 30, 2019 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $5.9 million in personnel-related costs excluding stock-based compensation and an increase of $2.5 million in stock-based compensation.

Our professional services and other gross loss percentage increased to 21% for the three months ended September 30, 2019, from 10% for the three months ended September 30, 2018, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products and transform our internal professional services organization from an implementation resource to a strategic advisory resource to accelerate platform adoption and drive customer outcomes. As a result of this transformation, we expect a gross loss for professional services and other revenues for the year ending December 31, 2019.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Sales and marketing	$362,975	$289,323	25%
Percentage of revenues	41%	43%
Headcount (at period end)	3,683	2,890	27%

Sales and marketing expenses increased $73.7 million during the three months ended September 30, 2019 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $48.2 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $8.6 million in stock-based compensation and an increase of $8.6 million in overhead expenses. Amortization expenses associated with commissions and third-party referral fees, including their related payroll taxes and fringe benefits, amounted to 5% and 7% of subscription revenues for the three months ended September 30, 2019 and 2018, respectively. Other sales and marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and market data, increased $9.7 million during the three months ended September 30, 2019 compared to the same period in the prior year. Outside services costs increased $4.6 million during the three months ended September 30, 2019 compared to the same period in the prior year. Loss from write-off of property and equipment decreased $4.6 million during the three months ended September 30, 2019 compared to the same period in the prior year primarily due to a write off of internal-use and subscription software in the third quarter of 2018.

We expect sales and marketing expenses to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018, as we continue to expand our direct sales force, increase our marketing activities, grow our international operations and build brand awareness, but decrease as a percentage of total revenues.

Research and Development

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Research and development	$190,099	$135,655	40%
Percentage of revenues	21%	20%
Headcount (at period end)	2,747	1,860	48%

Research and development expenses increased $54.4 million during the three months ended September 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $29.7 million in personnel-related costs excluding stock-based compensation, an increase of $15.1 million in stock-based compensation and an increase of $8.4 million in overhead expenses.

We expect research and development expenses to increase in absolute dollar terms and as a percentage of total revenues for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
General and administrative	$75,642	$80,693	(6%)
Percentage of revenues	9%	13%
Headcount (at period end)	1,375	1,149	20%

General and administrative expenses decreased $5.1 million during the three months ended September 30, 2019 compared to the same period in the prior year due to a reduction in stock-based compensation of $13.7 million primarily attributable to the expected forfeiture of certain awards by our Chief Executive Officer, partially offset by an increase of $8.0 million in personnel-related costs excluding stock-based compensation due to increased headcount.

We expect general and administrative expenses to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to hire new employees, but decrease as a percentage of total revenues.

Stock-based Compensation

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$18,880	$12,775	48%
Professional services and other	10,867	8,407	29%
Sales and marketing	68,712	60,132	14%
Research and development	50,636	35,527	43%
General and administrative	13,839	27,567	(50%)
Total stock-based compensation	$162,934	$144,408	13%
Percentage of revenues	18%	21%

Stock-based compensation increased $18.5 million during the three months ended September 30, 2019 compared to the same period in the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2019, we expect stock-based compensation to continue to increase in absolute dollar terms for the year ending December 31, 2019 compared to the year ended December 31, 2018 as we continue to issue stock-based awards to our employees, but decrease as a percentage of total revenues.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 33% of total revenues for each of the three months ended September 30, 2019 and 2018. Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended September 30, 2018 to the three months ended September 30, 2019 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended September 30, 2019 at the exchange rates in effect for the three months ended September 30, 2018 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $12.7 million higher. The impact from the foreign currency movements from the three months ended September 30, 2018 to the three months ended September 30, 2019 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the three months ended September 30, 2018 to the three months ended September 30, 2019 had a favorable impact on our cost of revenues and sales and marketing expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended September 30, 2019 at the exchange rates in effect for the three months ended September 30, 2018 rather than the actual exchange rates in effect during the period, our reported cost of revenues and sales and marketing expenses would have been $2.5 million and $3.8 million higher, respectively. The impact from the foreign currency movements from the three months ended September 30, 2018 to the three months ended September 30, 2019 is not material to research and development expenses and general and administrative expenses.

Interest Expense

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Interest expense	$(8,371)	$(11,233)	(25%)
Percentage of revenues	(1%)	(2%)

Interest expense decreased $2.9 million during the three months ended September 30, 2019 compared to the same period in the prior year, primarily due to the decrease in the aggregate amount of convertible debt and associated amortization expense of debt discount and issuance costs related to the repayment of the 2018 Notes that occurred in 2018. For the year ending December 31, 2019, we expect to incur approximately $33.3 million in amortization expense of debt discount and issuance costs related to the 2022 Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Interest income	$14,562	$8,587	70%
Foreign currency exchange (loss) gain, net of derivative contracts	(1,951)	527	NM
Loss on early note conversions	—	(190)	(100%)
Other	206	(29)	NM
Interest and other income (expense), net	$12,817	$8,895	44%
Percentage of revenues	1%	2%

NM - Not meaningful.

Interest income and other income (expense), net increased $3.9 million during the three months ended September 30, 2019 compared to the same period in the prior year, primarily driven by an increase of $6.0 million in interest income due to higher cash and investment balances and higher yields on our invested balances for the three months ended September 30, 2019, partially offset by a foreign currency exchange loss, net of derivative contracts of $2.0 million during the three months ended September 30, 2019 compared to a foreign currency exchange gain, net of derivative contracts of $0.5 million during the three months ended September 30, 2018.

In order to manage certain exposures to currency fluctuations, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Income before income taxes	$60,770	$7,230	741%
Provision for (benefit from) income taxes	20,172	(1,175)	NM
Effective tax rate	33%	(16%)

NM - Not meaningful.

Our income tax provision was $20.2 million for the three months ended September 30, 2019. The income tax provision was attributable to the mix of earnings and losses in countries with differing statutory tax rates and valuation allowances in certain countries.

Our income tax benefit was $1.2 million for the three months ended September 30, 2018. The income tax benefit was primarily attributable to excess tax benefits of stock-based compensation and loss from domestic operations.

We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and certain foreign deferred tax assets, and the significant components of the tax expense recorded are current cash taxes payable in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance, sensitivity of current cash taxes to local rules and our foreign structuring, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Due to our international expansion and improvements in the operating results of our Irish subsidiary over the past three years, we believe a reasonable possibility exists that within the next several months, sufficient positive evidence may become available to reach a conclusion that the valuation allowance against the net deferred tax assets of our Irish subsidiary will no longer be needed. The deferred tax assets of our Irish subsidiary were created primarily as a result of the difference between the tax basis in our Irish subsidiary and the cost reported in our consolidated financial statements resulting from the transfer of intangible assets to our Irish subsidiary as part of our foreign restructuring in 2018. Based on foreign exchange rates as of September 30, 2019, a release of the Irish valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit of approximately $550 to $600 million for the period in which such release is recorded.

Net Income

	Three Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Net income	$40,598	$8,405	383%
Percentage of revenues	5%	1%

Our net income increased $32.2 million for the three months ended September 30, 2019 compared to the same period in the prior year as growth in our revenues exceeded our expenses. We expect a GAAP net income for the year ending December 31, 2019; however, GAAP net income or loss for the year ending December 31, 2019 will depend in part on a number of factors, including income taxes, non-cash charges associated with equity awards, which vary depending on the grant date stock price and actual attainment for our PRSUs, business combinations and other benefits or expenses which are not known at this time.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Revenues:
Subscription	$2,355,885	$1,755,174	34%
Professional services and other	152,778	138,201	11%
Total revenues	$2,508,663	$1,893,375	32%
Percentage of revenues:
Subscription	94%	93%
Professional services and other	6%	7%
Total	100%	100%

Subscription revenues increased $600.7 million during the nine months ended September 30, 2019 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues are $118.5 million and $89.3 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the nine months ended September 30, 2019 and 2018, respectively.

Subscription revenues consist of the following:

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Digital workflow products(1)	$2,034,872	$1,533,998	33%
ITOM products(1)	321,013	221,176	45%
Total subscription revenues	$2,355,885	$1,755,174	34%

(1)
As we have expanded the scope of IntegrationHub (formerly included within our ITOM offering) beyond ITOM to align more closely with our broader platform offering, revenues associated with IntegrationHub have been reclassified from ITOM products to platform, which is part of our digital workflow products. Revenues reclassified from ITOM product revenues to digital workflow products revenues was $43.7 million for the nine months ended September 30, 2018.

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

Professional services and other revenues increased $14.6 million during the nine months ended September 30, 2019 compared to the same period in the prior year, due to an increase in services provided to our growing customer base.

Cost of Revenues and Gross Profit Percentage

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$401,398	$303,918	32%
Professional services and other	183,794	150,578	22%
Total cost of revenues	$585,192	$454,496	29%
Gross profit (loss) percentage:
Subscription	83%	83%
Professional services and other	(20%)	(9%)
Total gross profit percentage	77%	76%
Gross profit	$1,923,471	$1,438,879
Headcount (at period end)
Subscription	1,365	1,121	22%
Professional services and other	759	641	18%
Total headcount	2,124	1,762	21%

Cost of subscription revenues increased $97.5 million during the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $23.3 million in personnel-related costs excluding stock-based compensation, an increase of $17.4 million in stock-based compensation and an increase of $8.2 million in overhead expenses. Depreciation expense increased $27.9 million primarily due to purchases of infrastructure hardware equipment for our data centers and expenses associated with software, IT services and technical support increased $10.6 million. In addition, data center capacity costs increased $6.2 million due to the addition of new data centers and the expansion of existing data centers and amortization of intangibles increased $2.7 million as a result of acquisitions.

Our subscription gross profit percentage was 83% for each of the nine months ended September 30, 2019 and 2018. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the nine months ended September 30, 2019 and 2018.

Cost of professional services and other revenues increased $33.2 million during the nine months ended September 30, 2019 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $20.1 million in personnel-related costs excluding stock-based compensation, an increase of $7.4 million in stock-based compensation and an increase of $4.1 million in overhead expenses.

Our professional services and other gross loss percentage increased to 20% during the nine months ended September 30, 2019, from 9% for the nine months ended September 30, 2018, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we invest in specialized resources to support our newer products and transform our internal professional services organization from an implementation resource to a strategic advisory resource.

Sales and Marketing

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Sales and marketing	$1,118,279	$883,893	27%
Percentage of revenues	45%	47%
Headcount (at period end)	3,683	2,890	27%

Sales and marketing expenses increased $234.4 million during the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to increased headcount that resulted in an increase of $116.2 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $30.8 million in stock-based compensation and an increase of $27.8 million in overhead expenses. Expenses associated with commissions and third-party referral fees increased $15.7 million for the nine months ended September 30, 2019 compared to the same period in the prior year, due to an increase in new customer, expansion and renewal contracts. Amortization expenses associated with commissions and third-party referral fees, including their related payroll taxes and fringe benefits amounted to 5% and 6% of subscription revenues for the nine months ended September 30, 2019 and 2018, respectively. Expenses related to our annual Knowledge user conference, net of proceeds increased $1.7 million due to a 13% year-over-year increase in registrations. Other sales and marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and market data, increased $34.8 million for the nine months ended September 30, 2019 compared to the same period in the prior year. Outside services costs increased $7.8 million, and IT costs increased $5.0 million during the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to an increase in contractors and subscription software to support our sales and marketing functions. Loss from write-off of property and equipment decreased $4.6 million during the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to write off of internal-use and subscription software in the third quarter of 2018.

Research and Development

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Research and development	$546,041	$380,839	43%
Percentage of revenues	22%	20%
Headcount (at period end)	2,747	1,860	48%

Research and development expenses increased $165.2 million during the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $86.2 million in personnel-related costs excluding stock-based compensation, an increase of $46.4 million in stock-based compensation and an increase of $24.9 million in overhead expenses. Increased data center capacity costs and depreciation of infrastructure hardware equipment that is used solely for research and development purposes also contributed to an increase of $3.1 million and additional expenses related to software and IT services and technical support contributed to an increase of $2.0 million during the nine months ended September 30, 2019 compared to the same period in the prior year.

General and Administrative

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
General and administrative	$245,540	$216,851	13%
Percentage of revenues	9%	11%
Headcount (at period end)	1,375	1,149	20%

General and administrative expenses increased $28.7 million during the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $28.3 million in personnel-related costs excluding stock-based compensation and an increase of $3.6 million in overhead expenses. Outside services costs increased $7.5 million during the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to an increase in contractors and professional fees to support our administrative function. The increase in general and administrative expenses was partially offset by a reduction in stock-based compensation of $11.2 million, primarily attributable to the expected forfeiture of certain awards by our Chief Executive Officer,

Stock-based Compensation

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Cost of revenues:
Subscription	$54,019	$36,604	48%
Professional services and other	31,749	24,310	31%
Sales and marketing	200,071	169,283	18%
Research and development	144,259	97,905	47%
General and administrative	62,046	73,207	(15%)
Total stock-based compensation	$492,144	$401,309	23%
Percentage of revenues	20%	21%

Stock-based compensation increased $90.8 million during the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% of total revenues for each of the nine months ended September 30, 2019 and 2018. Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2019 at the exchange rates for the nine months ended September 30, 2018 rather than the actual exchange rates in effect during the period, our subscription revenues would have been $49.7 million higher and our reported professional services and other revenues would have been $4.1 million higher.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 had a favorable impact on our cost of revenues, sales and marketing expenses and research and development expenses. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2019 at the exchange rates in effect for the nine months ended September 30, 2018 rather than the actual exchange rates in effect during the period, our reported cost of revenues, sales and marketing expenses and research and development expenses would have been $10.8 million, $16.8 million and $2.6 million higher, respectively. The impact from the foreign currency movements from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 is not material to general and administrative expenses.

Interest Expense

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Interest expense	$(24,808)	$(43,795)	(43%)
Percentage of revenues	(1%)	(2%)

Interest expense decreased $19.0 million during the nine months ended September 30, 2019, compared to the same period in the prior year, due to the repayment of the 2018 Notes that occurred in 2018.

Interest Income and Other Income (Expense), net

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Interest income	$41,495	$24,288	71%
Foreign currency exchange (loss) gain, net of derivative contracts	(637)	6,304	NM
Gain on marketable equity securities	—	19,257	(100%)
Loss on early note conversions	—	(4,067)	(100%)
Other	3,338	(262)	NM
Interest and other income (expense), net	$44,196	$45,520	(3%)
Percentage of revenues	1%	2%

NM - Not meaningful.

Interest income and other income (expense), net decreased $1.3 million during the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to a decrease of $19.3 million in realized gains relating to changes in the market value of our marketable equity securities held and sold in the prior year. In addition, we incurred a foreign currency exchange loss, net of derivative contracts of $0.6 million during the nine months ended September 30, 2019 compared to a foreign currency exchange gain, net of derivative contracts of $6.3 million during the nine months ended September 30, 2018.

The decrease in interest income and other income (expense), net was offset by an increase in interest income of $17.2 million due to higher cash and investment balances and higher yields on our invested balances for the nine months ended September 30, 2019 compared to the same period in the prior year, an increase of $2.1 million in other due to an unrealized gain on non-marketable securities relating to observable price changes during the three months ended June 30, 2019, and the absence of a $4.1 million loss recorded on early note conversions in the prior year.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Income (loss) before income taxes	$32,999	$(40,979)	NM
Provision for (benefit from) income taxes	5,025	(7,260)	NM
Effective tax rate	15%	18%

NM - Not meaningful.

Our income tax provision was $5.0 million for the nine months ended September 30, 2019. The income tax provision was attributable to the mix of earnings and losses in countries with differing statutory tax rates and valuation allowances in certain countries.

Our income tax benefit was $7.3 million for the nine months ended September 30, 2018. The income tax benefit was primarily attributable to the one-time indirect effect of Topic 606 on income taxes associated with intercompany adjustments offset by our loss from operations.

Net Income (Loss)

	Nine Months Ended September 30,		% Change
	2019	2018

	(dollars in thousands)
Net income (loss)	$27,974	$(33,719)	NM
Percentage of revenues	1%	(2%)

NM - Not meaningful.

Net loss decreased $61.7 million for the nine months ended September 30, 2019, compared to the same period in the prior year as growth in our revenues exceeded our expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of September 30, 2019, we had $1.5 billion in cash and cash equivalents and short-term investments, of which $0.2 billion represented cash held by foreign subsidiaries and $0.2 billion is denominated in currencies other than U.S. Dollar. In addition, we had $1.0 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrant transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. Based on conversion requests we have received during the third quarter of 2019, we expect to settle in cash an immaterial principal amount of the 2022 Notes during the fourth quarter of 2019.

During the nine months ended September 30, 2019, we issued approximately 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants. The 2018 Warrants were no longer outstanding as of the second quarter of 2019. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. As the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. Refer to Note 11 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

We anticipate our current cash and cash equivalents balance and cash generated from operations will be sufficient to meet our liquidity needs, including the repayment of our 2022 Notes, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of property and equipment, intangibles, and investments in office facilities, to accommodate our growth for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Nine Months Ended September 30,
	2019	2018

	(dollars in thousands)
Net cash provided by operating activities	$814,761	$521,477
Net cash used in investing activities	(525,745)	(100,283)
Net cash used in financing activities	(225,575)	(433,107)
Net increase (decrease) in cash, cash equivalents and restricted cash, net of foreign currency effect	57,002	(21,506)

Operating Activities

Cash provided by operating activities mainly consists of our net income (loss) adjusted for repayments of convertible senior notes attributable to debt discount, certain non-cash items, including depreciation and amortization, amortization of deferred commissions, amortization of issuance cost and debt discount, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $814.8 million for the nine months ended September 30, 2019 compared to $521.5 million for the nine months ended September 30, 2018. The increase in operating cash flow was primarily due to the repayment of convertible senior notes attributable to debt discount that was made during the nine months ended September 30, 2018 and a decrease in net loss adjusted for non-cash items to reconcile net income (loss) to net cash provided by operations, offset by the unfavorable impact on operating cash flow from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $525.7 million compared to $100.3 million for the nine months ended September 30, 2018. The increase in cash used in investing activities was mainly due to a $398.8 million increase in net purchases of investments, a $23.8 million increase in purchases of other intangibles and a $49.5 million increase in capital expenditures, offset by a $24.9 million reduction in cash outflow for business combinations and a $21.7 million increase in realized gains on derivatives not designated as hedging instruments, net.

Financing Activities

Net cash used in financing activities was $225.6 million for the nine months ended September 30, 2019 compared to $433.1 million for the nine months ended September 30, 2018. The decrease in cash used in financing activities is primarily due to repayments of the 2018 Notes attributable to principal of $311.5 million during the nine months ended September 30, 2018, offset by additional financing cash outflow during the nine months ended September 30, 2019 due to a $109.5 million increase in taxes paid related to net share settlement of equity awards.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the quarter covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Chief Executive Officer did not identify any change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed on Current Reports on Form 8-K filed with the SEC on May 2, 2019 and July 24, 2019, Michael Scarpelli resigned as Chief Financial Officer effective August 15, 2019. We do not believe that the resignation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of conducting our search for Mr. Scarpelli’s successor. Our Chief Executive Officer has signed the required certifications as both the Principal Executive Officer and Principal Financial Officer for our most recently completed fiscal quarter.

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

Risks Related to Our Business and Industry

The markets in which we participate are intensely competitive, and if we do not compete effectively, our business and operating results will be adversely affected.

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for digital workflow products matures and new technologies and competitors enter the market, we expect competition to intensify. Our current competitors include:

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

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. From time to time, the United States and other key international economies have been impacted by geopolitical and economic instability, high levels of credit defaults globally, international trade disputes, falling demand for a variety of goods and services, high levels of persistent unemployment and wage and income stagnation in some geographic markets, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, international trade agreements, trade restrictions and overall uncertainty with respect to the economy. These conditions can arise suddenly and affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. In 2019, for example, the growth rate in the economy of the EU, China, or the US, tariffs or trade relations between the US and China or other countries, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, in connection with the June 2016 referendum by British voters to exit the EU (Brexit), the United Kingdom (the UK) and the EU announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the UK until the end of December 2020, which has been subsequently replaced by a new agreement in principle in October 2019, but this new arrangement still remains subject to the successful ratification of the final withdrawal agreement by the parties’ respective legislative bodies. There is substantial uncertainty surrounding Brexit and it may still occur without a withdrawal agreement and associated transition period in place (hard Brexit). A hard Brexit would likely cause serious disruptions of E.U. financial services leading to global economic consequences and increased regulatory and legal complexities, including potentially divergent national laws and regulations between the UK and the EU. Brexit or hard Brexit may also cause disruptions to, or create uncertainty surrounding our business, including by affecting our relationship with our existing and future customers, suppliers and employees and resulting in increased costs or operational challenges.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, including personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached as a result of employee error or third-party actions, including unintentional events or deliberate attacks by cyber criminals, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. In addition, third parties have attempted and may continue to attempt to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data, and we may be the target of email scams that attempt to acquire personal information or company assets. Additionally, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss. Moreover, computer malware, viruses and hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and have occurred on our and our third-party service providers’ systems in the past and may occur on these systems in the future. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, as cyber-security threats develop, evolve, and grow more complex over time, it may be necessary to make significant further investments to protect data and infrastructure. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, the triggering of service availability, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

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

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the announcement of Brexit adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, including uncertainty surrounding Brexit or hard Brexit and the recent political and economic uncertainty globally.

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

Moreover, the patent portfolios of most of our competitors are larger than ours. This disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. From time to time, our competitors or other third parties, including patent holding companies seeking to monetize patents they have purchased or otherwise obtained, may claim that we are infringing upon their intellectual property rights. For example, we recorded charges for aggregate legal settlements of $270.0 million in our consolidated statement of comprehensive loss during the year ended December 31, 2016. The charges covered the fulfillment by us of all financial obligations under settlement agreements with BMC and HPE, with no remaining financial obligations to BMC or HPE under either settlement.

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

Sales outside of North America represented approximately 33% of total revenues for each of the three months ended September 30, 2019 and 2018 and 34% of total revenues for each of the nine months ended September 30, 2019 and 2018. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, and the failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and will subject us to regulatory, political and economic risks that are different from those in the United States. We have made, and will continue to make, substantial investments in data centers and cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments, and we may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor effecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased operational and intellectual property risks, as compared to North America, Australia and areas within Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including in hiring qualified sales management personnel, penetrating the target market, and/or managing foreign operations in such locales.

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

Our success depends largely upon the continued services of our management team, including our Chief Executive Officer, and many key individual contributors. From time to time in the ordinary course of business, there may be changes in our management team resulting from the hiring or departure of executives. For example, on October 22, 2019, we announced that our President and Chief Executive Officer, John Donahoe, will be resigning from this position on or before December 31, 2019, and that William McDermott will take the position of President and Chief Executive Officer on or before January 1, 2020. Our Chief Financial Officer, Michael Scarpelli, left the Company in August 2019, and we are in the process of conducting our search for Mr. Scarpelli’s successor. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business.

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

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, and data sovereignty requirements concerning the location of data centers that store and process data. Changing laws, regulations and standards applying to the collection, transfer, processing, storage or use of personal data could affect our customers’ ability to use and share data, potentially restricting our ability to store, process and share data with our customers in connection with providing our services, and in some cases, could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, in 2016 the EU adopted the GDPR, which took effect on May 25, 2018 and established new requirements applicable to the handling of personal data. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, the tracking of individuals’ online activities and the “right to be forgotten,” requiring a company to delete certain information about individuals upon their request in certain circumstances. Although we do not believe Brexit will require us to alter our operations in any material way to comply with privacy regulations in the EU and the UK, Brexit may cause uncertainty for our customers. In addition, in June 2018 the CCPA was signed into law, which takes effect in January 2020 and broadly defines personal information and provides California consumers increased privacy rights and protections. The CCPA will, among other things, afford such consumers new abilities to opt-out of certain sales of personal information. Legislators have amended the CCPA to, among other things, move the enforcement date of the law to the earlier of when the California Attorney General issues regulations or July 1, 2020. The law may also be amended further before its enforcement date, and it remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. In addition, other nations and U.S. states have discussed, and may pass, future legislation similar to the GDPR and/or the CCPA.

The costs of compliance with, and other burdens imposed by, the GDPR, the e-Privacy Regulation, the CCPA and other privacy laws, regulations and standards may cause us to incur substantial operational costs or require us to modify our data handling practices and/or policies, may limit the use and adoption of our services and reduce overall demand for our services. In addition, non-compliance could result in proceedings or investigations against us by governmental entities or others, significant fines, or reputational harm and may otherwise adversely impact our business, financial condition and operating results. For example, the GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue.

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

Further, a decline in new subscriptions or renewals in a given period may not be fully reflected in our revenues for that period, but will negatively affect our revenues in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term. Additionally, due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under Topic 606 depends on contract-specific terms and may result in greater variability in revenues from period to period.

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

The Sarbanes-Oxley Act requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and the reasonable assurance level of our disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses. We may not be able to effectively implement system and process changes required for new standards on a timely basis. Any delays or failure to update our systems and processes could also lead to a material weakness or significant deficiency.

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

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the Conversion Condition). The Conversion Condition for the 2022 Notes was met for the quarters ended June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2019, with the exception of the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. Based on conversion requests we have received during the third quarter of 2019, we expect to settle in cash an immaterial principal amount of the 2022 Notes during the fourth quarter of 2019. If more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes, we entered into convertible note hedge (the 2022 Note Hedge) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the 2022 Warrants and 2018 Warrants, respectively). The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as the case may be. The 2018 Warrants had a dilutive effect as the market price per share of our common stock exceeded the exercise price of the 2018 Warrants, which was $107.46. We issued approximately 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the nine months ended September 30, 2019, resulting in immediate and substantial dilution to our existing stockholders. The 2018 Warrants were no longer outstanding as of the second quarter of 2019. Additionally, the 2022 Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the exercise price of the 2022 Warrants, which is $203.40. As the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. Based on the volume-weighted average stock price on September 30, 2019, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.1 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time. Refer to Note 11 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Provisions in our charter documents, Delaware law or our 2022 Notes might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference			Filed
		Form	File No.	Exhibit	Herewith

31.1	Certification of Periodic Report under Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Periodic Report under Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

SERVICENOW, INC.

Date: October 24, 2019	By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
(On behalf of the Registrant)

Date: October 24, 2019	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(As Principal Accounting Officer)