Form 10-Q
period 2020-03-31
ServiceNow, Inc.
filed 2020-04-30
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-35580

SERVICENOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2056195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2225 Lawson Lane
Santa Clara, California 95054
(Address, including zip code, of registrant’s principal executive offices)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2020, there were approximately 190.7 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$808,725	$775,778
Short-term investments	1,049,980	915,317
Accounts receivable, net	615,234	835,279
Current portion of deferred commissions	182,830	175,039
Prepaid expenses and other current assets	149,092	125,488
Total current assets	2,805,861	2,826,901
Deferred commissions, less current portion	339,727	333,448
Long-term investments	1,077,938	1,013,332
Property and equipment, net	470,969	468,085
Operating lease right-of-use assets	464,576	402,428
Intangible assets, net	171,049	143,850
Goodwill	207,605	156,756
Deferred tax assets	586,021	599,633
Other assets	73,670	77,997
Total assets	$6,197,416	$6,022,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,904	$52,960
Accrued expenses and other current liabilities	370,997	461,403
Current portion of deferred revenue	2,215,265	2,185,754
Current portion of operating lease liabilities	60,895	52,668
Total current liabilities	2,721,061	2,752,785
Deferred revenue, less current portion	40,477	40,038
Operating lease liabilities, less current portion	440,938	383,221
Convertible senior notes, net	701,288	694,981
Other long-term liabilities	27,557	23,464
Total liabilities	3,931,321	3,894,489
Stockholders’ equity:
Common stock	190	189
Additional paid-in capital	2,584,298	2,454,741
Accumulated other comprehensive income (loss)	(14,380)	25,255
Accumulated deficit	(304,013)	(352,244)
Total stockholders’ equity	2,266,095	2,127,941
Total liabilities and stockholders’ equity	$6,197,416	$6,022,430

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Subscription	$994,702	$739,986
Professional services and other	51,638	48,940
Total revenues	1,046,340	788,926
Cost of revenues(1):
Subscription	159,721	126,589
Professional services and other	63,645	59,663
Total cost of revenues	223,366	186,252
Gross profit	822,974	602,674
Operating expenses(1):
Sales and marketing	441,234	361,409
Research and development	226,657	172,522
General and administrative	105,748	84,456
Total operating expenses	773,639	618,387
Income (loss) from operations	49,335	(15,713)
Interest expense	(8,570)	(8,168)
Interest income and other income, net	7,597	12,425
Income (loss) before income taxes	48,362	(11,456)
Provision for (benefit from) income taxes	131	(9,911)
Net income (loss)	$48,231	$(1,545)
Net income (loss) per share - basic	$0.25	$(0.01)
Net income (loss) per share - diluted	$0.24	$(0.01)
Weighted-average shares used to compute net income (loss) per share - basic	190,163	182,062
Weighted-average shares used to compute net income (loss) per share - diluted	199,938	182,062
Other comprehensive income (loss):
Foreign currency translation adjustments	$(20,393)	$9,635
Unrealized gain (loss) on investments, net of tax	(19,242)	4,723
Other comprehensive income (loss), net of tax	(39,635)	14,358
Comprehensive income	$8,596	$12,813

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues:
Subscription	$21,524	$16,022
Professional services and other	12,012	9,931
Sales and marketing	70,160	62,130
Research and development	58,903	43,582
General and administrative	25,686	25,785

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	189,461	$189	$2,454,741	$(352,244)	$25,255	$2,127,941
Common stock issued under employee stock plans	1,239	1	66,874	—	—	66,875
Taxes paid related to net share settlement of equity awards	—	—	(125,706)	—	—	(125,706)
Stock-based compensation	—	—	188,565	—	—	188,565
Settlement of 2022 Notes conversion feature	—	—	(3,728)	—	—	(3,728)
Benefit from exercise of 2022 Note Hedge	—	—	3,552	—	—	3,552
Other comprehensive loss, net of tax	—	—	—	—	(39,635)	(39,635)
Net income	—	—	—	48,231	—	48,231
Balance at March 31, 2020	190,700	$190	$2,584,298	$(304,013)	$(14,380)	$2,266,095

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	180,175	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199
Cumulative effect adjustment for Topic 842 adoption	—	—	—	(162)	—	(162)
Common stock issued under employee stock plans	1,883	2	53,100	—	—	53,102
Taxes paid related to net share settlement of equity awards	—	—	(139,470)	—	—	(139,470)
Stock-based compensation	—	—	157,469	—	—	157,469
Partial settlement of 2018 Warrants	2,681	3	(3)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	14,358	14,358
Net loss	—	—	—	(1,545)	—	(1,545)
Balance at March 31, 2019	184,739	$185	$2,164,930	$(980,487)	$10,323	$1,194,951

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$48,231	$(1,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,238	55,449
Amortization of deferred commissions	49,481	39,557
Amortization of debt discount and issuance costs	8,570	8,168
Stock-based compensation	188,285	157,450
Deferred income taxes	(1,527)	(1,480)
Repayments of convertible senior notes attributable to debt discount	(282)	—
Other	2,271	724
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	208,789	151,105
Deferred commissions	(70,797)	(46,599)
Prepaid expenses and other assets	(20,391)	(33,659)
Accounts payable	20,679	6,562
Deferred revenue	59,847	61,370
Accrued expenses and other liabilities	(77,826)	(36,254)
Net cash provided by operating activities	491,568	360,848
Cash flows from investing activities:
Purchases of property and equipment	(83,207)	(47,124)
Business combinations, net of cash acquired	(82,948)	—
Purchases of investments	(527,819)	(438,782)
Sales and maturities of investments	312,560	262,885
Realized gains (losses) on derivatives not designated as hedging instruments, net	(3,620)	22,148
Net cash used in investing activities	(385,034)	(200,873)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(2,236)	—
Proceeds from employee stock plans	66,908	53,093
Taxes paid related to net share settlement of equity awards	(125,700)	(139,493)
Net cash used in financing activities	(61,028)	(86,400)
Foreign currency effect on cash, cash equivalents and restricted cash	(10,649)	1,079
Net increase in cash, cash equivalents and restricted cash	34,857	74,654
Cash, cash equivalents and restricted cash at beginning of period	777,991	568,538
Cash, cash equivalents and restricted cash at end of period	$812,848	$643,192
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$808,725	$639,722
Restricted cash included in prepaid expenses and other current assets	4,123	3,470
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$812,848	$643,192
Supplemental disclosures of other cash flow information:
Income taxes paid, net of refunds	$6,966	$8,109
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$3,728	$—
Benefit from exercise of 2022 Note Hedge	3,552	—
Property and equipment included in accounts payable and accrued expenses	41,252	29,002

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2019 is derived from audited financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, evaluating the terms and conditions included within our customer contracts as well as determining the standalone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, purchase price allocation for business combinations, stock-based compensation, the useful life of our property and equipment, goodwill and identifiable intangible assets, whether an arrangement is or contains a lease, the discount rate used for operating leases, fair value of convertible notes and income taxes. Actual results could differ from those estimates.

Significant Accounting Policies

Notwithstanding the addition of policies described below for investments and accounts receivable, there were no significant changes to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), net of tax, a component of stockholders’ equity, except for credit-related impairment losses for available-for-sale debt securities.

We evaluate our investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether we expect to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in interest income and other income , net in the condensed consolidated statements of comprehensive income (loss). For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $11.8 million and $10.7 million, is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

Accounts Receivable

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. We review our exposure to accounts receivable and reserve for specific amounts if collectability is no longer reasonably assured based on assessment of various factors including historical loss rates and expectations of forward-looking loss estimates.

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of March 31, 2020, we had one customer that represented 13% of our accounts receivable balance and no customers that individually exceeded 10% of our total revenues. As of December 31, 2019, there were no customers that represented more than 10% of our accounts receivable balance or that individually exceeded 10% of our total revenues. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Accounting Pronouncements Adopted in 2020

Cloud computing arrangements implementation costs

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We adopted this standard on a prospective basis as of January 1, 2020. The adoption of this standard did not have a material impact on our previously reported consolidated financial statements for periods ended on or prior to December 31, 2019.

Credit losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. For trade receivables, loans, and other financial assets, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted Topic 326 on a modified retrospective basis as of January 1, 2020. The adoption of this standard did not result in any cumulative effect adjustment on our condensed consolidated financial statements upon adoption as of January 1, 2020.

Accounting Pronouncement Adopted in 2019

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

Recently Issued Accounting Pronouncement Pending Adoption

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$188,406	$242	$(18)	$188,630
Corporate notes and bonds	1,726,312	3,398	(17,367)	1,712,343
Certificates of deposit	27,407	8	(75)	27,340
U.S. government and agency securities	197,523	2,082	—	199,605
Total available-for-sale securities	$2,139,648	$5,730	$(17,460)	$2,127,918

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$101,416	$83	$(9)	$101,490
Corporate notes and bonds	1,654,166	7,360	(196)	1,661,330
Certificates of deposit	38,007	38	—	38,045
U.S. government and agency securities	127,544	254	(14)	127,784
Total available-for-sale securities	$1,921,133	$7,735	$(219)	$1,928,649

As of March 31, 2020, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

March 31, 2020
Due within 1 year	$1,049,980
Due in 1 year through 5 years	1,077,938
Total	$2,127,918

The following table shows the fair values and the gross unrealized losses of these available-for-sale debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$16,731	$(18)	$—	$—	$16,731	$(18)
Corporate notes and bonds	1,140,793	(17,367)	—	—	1,140,793	(17,367)
Certificates of deposit	16,402	(75)	—	—	16,402	(75)
Total	$1,173,926	$(17,460)	$—	$—	$1,173,926	$(17,460)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$20,752	$(9)	$—	$—	$20,752	$(9)
Corporate notes and bonds	242,012	(181)	16,264	(15)	258,276	(196)
U.S. government and agency securities	17,806	(14)	—	—	17,806	(14)
Total	$280,570	$(204)	$16,264	$(15)	$296,834	$(219)

As of March 31, 2020, the decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis and minimal credit losses were identified. The available-for-sale debt securities with unrealized losses as of March 31, 2020 consist of investment-grade securities, of which $95.1 million was BBB+ or BBB per Standard & Poor's rating agency or Baa1 or Baa2 per Moody’s rating agency with $1.5 million gross unrealized losses and on average, less than one year to maturity. Credit-related impairment losses was not deemed material and the gross unrealized losses as of March 31, 2020 were primarily caused by global market disruptions resulting from the growing of a novel strain of Coronavirus disease (COVID-19) pandemic in March 2020 rather than credit risks associated with the respective issuers of the debt securities.

Strategic Investments

As of March 31, 2020 and December 31, 2019, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $23.4 million and $22.4 million, respectively. We classify these assets as Level 3 within the fair value hierarchy only if an impairment or observable adjustment is recognized on these non-marketable equity securities during the period as they are based on observable transaction price at the transaction date of identical or similar investment of the same issuer and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$451,298	$—	$451,298
Commercial paper	—	76,832	76,832
Corporate notes and bonds	—	3,500	3,500
Marketable securities:
Commercial paper	—	188,630	188,630
Corporate notes and bonds	—	1,712,343	1,712,343
Certificates of deposit	—	27,340	27,340
U.S. government and agency securities	—	199,605	199,605
Total	$451,298	$2,208,250	$2,659,548

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

Our equity investments in privately-held companies are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our convertible senior notes, which are also not included in the table above.

(5) Business Combinations

On February 6, 2020, we completed an acquisition of a privately-held company, Loom Systems Ltd. (Loom) by acquiring all issued and outstanding shares of Loom for approximately $58.4 million in an all-cash transaction in order to extend our artificial intelligence of IT operations capabilities, providing customers with analytics solution capable of preventing IT incidents before customers are impacted. In allocating the aggregate purchase price based on the estimated fair values, we recorded $17.0 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $3.9 million of deferred tax liabilities and $39.9 million of goodwill.

On February 7, 2020, we completed an acquisition of another privately-held company, Rupert Labs, Inc. d/b/a Passage AI (Passage AI) by acquiring all issued and outstanding shares of Passage AI for approximately $33.2 million in an all-cash transaction in order to advance our deep learning of conversational AI capabilities. This acquisition will enhance the Now Platform and products, including ServiceNow Virtual Agent, Service Portal, and Workspaces by enabling support in multiple languages. In allocating the aggregate purchase price based on the estimated fair values, we recorded $21.5 million of developed technology intangible assets (to be amortized over estimated useful lives of five years), $5.5 million of deferred tax liabilities and $14.8 million of goodwill.

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

Aggregate acquisition-related costs associated with our business combinations are not material for the three months ended March 31, 2020 and are included in general and administrative expenses in our condensed consolidated statement of comprehensive income (loss). The results of operations of these business combinations have been included in our condensed consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2019	$156,756
Goodwill acquired	54,635
Foreign currency translation adjustments	(3,786)
Balance as of March 31, 2020	$207,605

Intangible assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Developed technology	$214,322	$177,746
Patents	67,730	67,730
Other	3,585	3,594
Intangible assets, gross	285,637	249,070
Less: accumulated amortization	(114,588)	(105,220)
Intangible assets, net	$171,049	$143,850

Amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 was approximately $10.3 million and $7.0 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2020 (in thousands):

Years Ending December 31,
Remainder of 2020	$32,167
2021	40,903
2022	35,778
2023	33,570
2024	20,481
Thereafter	8,150
Total future amortization expense	$171,049

(7) Property and Equipment

Property and equipment, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer equipment	$705,922	$680,160
Computer software	60,138	59,511
Leasehold and other improvements	125,521	125,299
Furniture and fixtures	52,708	53,651
Construction in progress	11,871	6,830
Property and equipment, gross	956,160	925,451
Less: Accumulated depreciation	(485,191)	(457,366)
Property and equipment, net	$470,969	$468,085

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2020 and 2019 was $50.5 million and $37.1 million, respectively.

(8) Derivative Contracts

As of March 31, 2020 and December 31, 2019, we had foreign currency forward contracts with total notional values of $263.6 million and $358.0 million, respectively, which are not designated as hedging instruments. Our foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in thousands):

	Condensed Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$2,222	$2,237
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$915	$1,362

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended March 31, 2020 from amounts included in deferred revenue as of December 31, 2019 were $0.8 billion. Revenues recognized during the three months ended March 31, 2019 from amounts included in deferred revenue as of December 31, 2018 were $0.6 billion.

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

As of March 31, 2020, the total non-cancelable RPO under our contracts with customers was approximately $6.6 billion and we expect to recognize revenues on approximately 51% of these RPO over the following 12 months, with the balance to be recognized thereafter.

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

Upon conversion of the 2022 Notes, we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock upon settlement. We currently intend to settle the principal amount of the 2022 Notes with cash.

	Convertible Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares
2022 Notes	February 1, 2022	$134.75	7.42 shares	5,807

Conversion of the 2022 Notes prior to the Convertible Date. At any time prior to the close of business on the business day immediately preceding February 1, 2022 (Convertible Date), holders of the 2022 Notes may convert their Notes at their option, only if one of the following conditions are met:

•
during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (in each case, the Conversion Condition); or

•
during the five-business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

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

In accounting for the issuance of the 2022 Notes and the related transaction costs, we separated the 2022 Notes into liability and equity components. The 2022 Notes consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal	$779,962	$782,491
Less: debt issuance cost and debt discount, net of amortization	(78,674)	(87,510)
Net carrying amount	$701,288	$694,981

2022 Notes
Equity component recorded at issuance:
Note	$162,039
Issuance cost	(2,148)
Net amount recorded in equity	$159,891

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through March 31, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through June 30, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the three months ended March 31, 2020, we paid cash to settle approximately $2.5 million in principal of the 2022 Notes and the loss on the early note conversions was not material. As a result of the settlements, we also recorded a net reduction to additional paid-in capital, reflecting $3.7 million fair value adjustments to the settled conversion option partially offset by a $3.5 million benefit from the 2022 Note Hedge (as defined below).

Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate of approximately $15.2 million in principal amount of the 2022 Notes during the second quarter of 2020. We may receive additional conversion requests that require settlement in the second quarter of 2020.

We consider the fair value of the 2022 Notes at March 31, 2020 to be a Level 2 measurement. The estimated fair value of the 2022 Notes at March 31, 2020 and December 31, 2019 based on the closing trading price per $100 of the 2022 Notes was as follows (in thousands):

	March 31, 2020	December 31, 2019
2022 Notes	$1,709,677	$1,645,970

As of March 31, 2020, the remaining life of the 2022 Notes is 26 months. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of debt issuance cost	$414	$394
Amortization of debt discount	8,156	7,774
Total	$8,570	$8,168
Effective interest rate of the liability component	4.75%

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the 2022 Notes, we entered into convertible note hedge transactions (the 2022 Note Hedge) with certain investment banks, with respect to our common stock concurrently with the issuance of the 2022 Notes.

	Purchase	Initial Shares	Shares as of March 31, 2020

	(in thousands)
2022 Note Hedge	$128,017	5,807	5,788

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of March 31, 2020
	(in thousands)	(in thousands)			(in thousands)
2022 Warrants	$54,071	5,807	$203.40	September 1, 2022	5,807

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above (the 2022 Warrants). If the average market value per share of our common stock for the reporting period, as measured under the 2022 Warrants, exceeds the strike price of the respective 2022 Warrants, such 2022 Warrants would have a dilutive effect on our earnings per share to the extent we report net income. The 2022 Warrants are separate transactions and are not remeasured through earnings each reporting period. The 2022 Warrants are not part of the 2022 Notes or 2022 Note Hedge.

According to the terms, the 2022 Warrants will be net share settled and automatically exercised over a 60 trading day period beginning on the first expiration date as set forth above based on the daily volume-weighted average stock prices over the same 60 trading day period . We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. The 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on March 31, 2020, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.7 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time.

In November 2013, we issued $575.0 million of 0% convertible senior notes, which were earlier converted prior to and cash settled on November 1, 2018, in accordance with their terms. The related warrant transactions with certain investment banks (the 2018 Warrants) were net share settled based on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date, February 1, 2019. According to the terms of the 2018 Warrants, we issued approximately 2.7 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the three months ended March 31, 2019 and approximately 1.6 million additional shares of our common stock upon the automatic exercise of the remaining 2018 Warrants during the second quarter of 2019. The 2018 Warrants were no longer outstanding as of the second quarter of 2019.

(11) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Foreign currency translation adjustment	$491	$20,884
Net unrealized gain (loss) on investments, net of tax	(14,871)	4,371
Accumulated other comprehensive income (loss)	$(14,380)	$25,255

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income (loss) were immaterial for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue 600.0 million shares of common stock as of March 31, 2020. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2020, we had 190.7 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

March 31, 2020
Stock plans:
Options outstanding	994
RSUs(1)	10,082
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	27,480
2012 Employee Stock Purchase Plan(2)	9,927
Total shares of common stock reserved for future issuance	48,483

(1)
Represents the number of shares issuable upon settlement of outstanding restricted stock units (RSUs) and performance-based RSUs, assuming 100% of the target number of shares for performance-based RSUs, as discussed under the section entitled “RSUs” in Note 13.

(2)	Refer to Note 13 for a description of these plans.

During the three months ended March 31, 2020 and 2019, we issued a total of 1.2 million shares and 1.9 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (ESPP). In addition, as described in Note 10, we issued approximately 2.7 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the three months ended March 31, 2019.

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

Our 2012 Employee Stock Purchase Plan (the 2012 ESPP) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the years ending December 31, 2020 and 2019.

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

A summary of stock option activity for the three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2019	1,154	$77.70
Exercised	(149)	$28.47		$44,465
Canceled	(11)	$75.77
Outstanding at March 31, 2020	994	$85.08	5.2	$200,386
Vested and expected to vest as of March 31, 2020	964	$79.67	5.1	$199,465
Vested and exercisable as of March 31, 2020	783	$47.79	4.2	$187,073

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the three months ended March 31, 2020 was $0.8 million.

As of March 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $15.3 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2020 was 4.4 years.

RSUs

A summary of RSU activity for the three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2019	8,733	$185.39
Granted	2,810	$352.87
Vested	(1,183)	$151.19	$411,813
Forfeited	(278)	$199.48
Outstanding at March 31, 2020	10,082	$235.99	$2,889,333

RSUs outstanding as of March 31, 2020 were comprised of 9.4 million RSUs with only service conditions and 0.7 million RSUs with both service conditions and performance conditions. RSUs granted with only service vesting criteria under the 2012 Plan to employees generally vest over a four-year period.

Performance-based RSUs (PRSUs) with both service and performance-based vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the three months ended March 31, 2020 will vest 33% in February 2021 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $13.7 million and $22.6 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.8 billion and the weighted-average remaining vesting period was 3.2 years.

(14)  Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, the 2022 Notes, the 2022 Warrants and the 2018 Warrants. Stock awards with performance conditions are included in dilutive shares to the extent the performance condition is met. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, Notes and Warrants are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$48,231	$(1,545)
Denominator:
Weighted-average shares outstanding - basic	190,163	182,062
Weighted-average effect of potentially dilutive securities:
Common stock options	756	—
RSUs	3,751	—
2022 Convertible senior notes	3,229	—
2020 Convertible senior notes settlements	10	—
2022 Warrants	2,029	—
Weighted-average shares outstanding - diluted	199,938	182,062
Net income (loss) per share - basic	$0.25	$(0.01)
Net income (loss) per share - diluted	$0.24	$(0.01)

Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Common stock options	161	1,579
RSUs	2,494	12,162
ESPP obligations	178	212
2018 Warrants	—	2,854
2022 Notes	—	5,807
2022 Warrants	—	5,807
Total potentially dilutive securities	2,833	28,421

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax expense was $0.1 million for the three months ended March 31, 2020. The income tax expense was primarily attributable to foreign taxes, a valuation allowance release resulting from an acquisition and excess tax benefits of stock-based compensation.

Our income tax benefit was $9.9 million for the three months ended March 31, 2019. The income tax benefit was primarily attributable to foreign taxes and mix of earnings and losses in countries with differing statutory tax rates.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe that they have not had a material impact on our provision for income taxes for the three months ended March 31, 2020.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2020, our tax years 2004 to 2019 remain subject to examination in most jurisdictions.

Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filings positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.

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

Total operating lease costs were $19.4 million and $14.7 million, excluding short-term lease costs, variable lease costs and sublease income each of which were immaterial, for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $11.0 million and operating lease liabilities arising from obtaining operating right-of-use assets totaled $81.2 million.

As of March 31, 2020, the weighted-average remaining lease term is 8.9 years, and the weighted-average discount rate is 3.7%.

Maturities of operating lease liabilities as of March 31, 2020 are presented in the table below (in thousands):

Years Ending December 31,
Remainder of 2020	$56,146
2021	73,473
2022	71,917
2023	67,474
2024	52,520
Thereafter	241,505
Total operating lease payments	563,035
Less: imputed interest	(61,202)
Present value of operating lease liabilities	$501,833

In addition to the amounts above, as of March 31, 2020, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $403.6 million. These operating leases will commence between 2020 and 2022 with lease terms of 2 to 15 years.

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the three months ended March 31, 2020 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $780.0 million is due on June 1, 2022. Refer to Note 10 for further information regarding our Notes.

Also, approximately $6.6 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2020.

Letters of Credit

As of March 31, 2020, we had letters of credit in the aggregate amount of $18.1 million, primarily in connection with our customer contracts and operating leases.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
North America (1)	$701,764	$525,551
EMEA (2)	250,831	193,832
Asia Pacific and other	93,745	69,543
Total revenues	$1,046,340	$788,926

Property and equipment, net by geographic area were as follows (in thousands):

	March 31, 2020	December 31, 2019
North America(3)	$267,731	$269,754
EMEA(2)	130,772	118,399
Asia Pacific and other	72,466	79,932
Property and equipment, net	$470,969	$468,085

(1)	Revenues attributed to the United States were approximately 94% of North America revenues for each of the three months ended March 31, 2020 and 2019.

(2)	Europe, the Middle East and Africa.

(3)
Property and equipment, net attributed to the United States were approximately 76% and 73% of property and equipment, net attributable to North America as of March 31, 2020 and December 31, 2019, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Digital workflow products	$867,285	$638,657
ITOM products	127,417	101,329
Total subscription revenues	$994,702	$739,986

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in the Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission (the SEC), on February 20, 2020 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our free cash flow and billings measures included in the sections entitled “—Key Business Metrics—Free Cash Flow,” and “—Key Business Metrics—Billings” are not in accordance with U.S. Generally Accepted Accounting Principles (GAAP). These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 11,148 as of March 31, 2020 from 8,666 as of March 31, 2019.

In December 2019, a novel strain of Coronavirus disease (COVID-19) was reported and in January 2020, the World Health Organization (the WHO) declared the outbreak a “Public Health Emergency of International Concern.” In February 2020, the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020, the WHO characterized the COVID-19 as a pandemic. As of the filing date, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. Also, we may experience curtailed customer demand, reduced customer spend or contract duration, lengthened payment terms that could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers and our sales cycles; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. In response to the COVID-19 pandemic, we have canceled our in-person, annual Knowledge conference and replaced it with a digital event experience and postponed our Financial Analyst Day. In the first quarter of 2020, we temporarily closed most of our offices and encouraged our employees to work remotely. These changes remain in effect in the second quarter of 2020 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (ACV) greater than $1 million as of the end of the period. We had 933 and 718 customers with ACV greater than $1 million as of March 31, 2020 and 2019, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (GULT) Data Universal Numbering System (DUNS) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

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

As of March 31, 2020, our RPO was approximately $6.6 billion and we expect to recognize revenues on approximately 51% of these RPO over the following 12 months, with the balance to be recognized thereafter. Factors that may cause our RPO to vary from period to period include the following:

•
Foreign currency exchange rates. While a majority of our contracts have historically been in U.S. Dollars, an increasing percentage of our contracts in recent periods has been in foreign currencies, particularly the Euro and British Pound Sterling. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, as of the balance sheet date will cause variability in our RPO.

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

•
Contract duration. While we typically enter into multi-year subscription services, the duration of our contracts varies. We sometimes also enter into contracts with durations that have a 12-month or shorter term to enable the contracts to co-terminate with the existing contract. Additionally, we may see a reduction in contract duration as a result of the COVID-19 pandemic. The contract duration will cause variability in our RPO.

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

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$491,568	$360,848	36%
Purchases of property and equipment	(83,207)	(47,124)	77%
Free cash flow(1)	$408,361	$313,724	30%

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. A calculation of billings is provided below:

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Billings:
Total revenues	1,046,340	788,926	33%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	56,850	68,605	(17%)
Total billings	$1,103,190	$857,531	29%

(1)	As presented on or derived from our condensed consolidated statements of cash flows.

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

•
Foreign currency exchange rates. While a majority of our billings have historically been in U.S. Dollars, an increasing percentage of our billings in recent periods has been in foreign currencies, particularly the Euro and British Pound Sterling. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our billings.

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

•
Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both the terms of our commission plans which incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings, unless such amounts have been paid as of the balance sheet date. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. Further, the seasonal factors could be heightened due to the impact of the current gross domestic product contraction and other impacts unknown at this time on our customers and sales cycles caused by the COVID-19 pandemic.

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

Foreign currency rate fluctuations had an unfavorable impact of $12.7 million on billings for the three months ended March 31, 2020. Changes in billings duration had a favorable impact of $1.9 million for the three months ended March 31, 2020.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Additionally, starting in 2020, we simplified our methodology related to contracts less than 12 months to derive ACV used to calculate renewal rate. Previously disclosed renewal rates may be restated to reflect such adjustments or methodology simplification to allow for comparability. While the previously disclosed renewal rate presented this quarter was restated due to the methodology simplification to allow for comparability, there were no material changes to our previously disclosed renewal rate. Our renewal rate was 97% and 98% for the three months ended March 31, 2020 and 2019, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

Professional services and other revenues. Our arrangements for professional services are primarily on a time-and-materials basis and we generally invoice our customers monthly in arrears for the professional services based on actual hours and expenses incurred. Some of our professional services arrangements are on a fixed fee or subscription basis revenues are recognized as services are delivered. Other revenues primarily consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days of invoice.

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 81% and 82% of our total revenues for the three months ended March 31, 2020 and 2019, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

Allocation of Overhead Costs

Overhead costs associated with office facilities, IT and certain depreciation related to infrastructure that is not dedicated for customer use or research and development use are allocated to cost of revenues and operating expenses based on headcount.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which include colocation costs associated with our data centers as well as interconnectivity between data centers, depreciation related to our infrastructure hardware equipment dedicated for customer use, amortization of intangible assets, expenses associated with software, IT services and dedicated customer support, personnel-related costs directly associated with data center operations and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners, travel expenses and allocated overhead.

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 11% and 15% for each of the three months ended March 31, 2020 and 2019, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2020. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Revenues:
Subscription	$994,702	$739,986	34%
Professional services and other	51,638	48,940	6%
Total revenues	$1,046,340	$788,926	33%
Percentage of revenues:
Subscription	95%	94%
Professional services and other	5%	6%
Total	100%	100%

Subscription revenues increased $254.7 million during the three months ended March 31, 2020 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $66.5 million and $43.0 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2020 and 2019, respectively. We expect subscription revenues for the year ending December 31, 2020 to increase in absolute dollars as we continue to add new customers and existing customers increase their usage of our products, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019. However, we continue to monitor the COVID-19 pandemic carefully and its impact on customer acquisition and renewal rates.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2020 are based on foreign exchange rates as of March 31, 2020.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Digital workflow products	$867,285	$638,657	36%
ITOM products	127,417	101,329	26%
Total subscription revenues	$994,702	$739,986	34%

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

Professional services and other revenues increased $2.7 million during the three months ended March 31, 2020 compared to the same period in the prior year due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2020 to increase in absolute dollars. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Cost of revenues:
Subscription	$159,721	$126,589	26%
Professional services and other	63,645	59,663	7%
Total cost of revenues	$223,366	$186,252	20%
Gross profit (loss) percentage:
Subscription	84%	83%
Professional services and other	(23%)	(22%)
Total gross profit percentage	79%	76%
Gross profit	$822,974	$602,674

Cost of subscription revenues increased $33.1 million during the three months ended March 31, 2020 compared to the same period in the prior year due to increased headcount, which resulted in an increase of $7.8 million in personnel-related costs excluding stock-based compensation, an increase of $5.5 million in stock-based compensation and an increase of $3.3 million in overhead expenses. The remaining increase of $15.4 million was primarily due to increases in depreciation expense relating to data center hardware and increases in software and maintenance costs to support the expansion of our data center capacity. We expect our cost of subscription revenues to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances. However, we continue to monitor the COVID-19 pandemic carefully and its impact on our customers.

Our subscription gross profit percentage was 84% and 83% for the three months ended March 31, 2020 and 2019, respectively. The increase in revenues recognized upfront from the delivery of software associated with self-hosted offerings contributed to approximately one percentage point improvement in our subscription gross profit percentage for each of the three months ended March 31, 2020 and 2019. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2020 compared to the year ended December 31, 2019. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased $4.0 million during the three months ended March 31, 2020 as compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $2.2 million in personnel-related costs excluding stock-based compensation and an increase of $2.1 million in stock-based compensation.

Our professional services and other gross loss percentage increased to 23% for the three months ended March 31, 2020, from 22% for the three months ended March 31, 2019, primarily due to stock-based compensation and other personnel-related costs increasing at a higher rate than professional services and other revenues as we continue to invest in specialized resources to support our expanding product portfolio and new on-demand training, increasing the training content available online.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Sales and marketing	$441,234	$361,409	22%
Percentage of revenues	42%	46%

Sales and marketing expenses increased $79.8 million during the three months ended March 31, 2020 compared to the same period in the prior year, primarily due to increased headcount resulting in an increase of $28.0 million in personnel-related costs excluding stock-based compensation and commissions, an increase of $8.0 million in stock-based compensation and an increase of $11.5 million in overhead expenses. Amortization expenses associated with deferred commissions and third-party referral fees increased $9.8 million during the three months ended March 31, 2020 compared to the same period in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include events other than Knowledge, branding expenses and costs associated with purchasing advertising and market data, increased by $10.5 million during the three months ended March 31, 2020 compared to the same period in the prior year. Outside services costs increased $3.2 million during the three months ended March 31, 2020 compared to the same period in the prior year. As of March 31, 2020, in response to the COVID-19 pandemic, we canceled our in-person, annual Knowledge conference and certain other events to be replaced with digital events or postponed to future periods. As a result, we recognized $8.4 million in expenses related to costs incurred in preparation of these events that are no longer recoverable.

Amid the regulatory restrictions imposed by governments worldwide in response to the COVID-19 pandemic in March 2020, we temporarily closed most of our offices to ensure the well-being and safety of our global employees, office staff and communities, and encouraged our employees to work remotely and limit travel. Further, we have canceled certain events and either replaced them with digital events or postponed them to future periods. Given the unprecedented nature of this pandemic and the uncertainty around its duration, we expect sales and marketing expenses to decrease as a percentage of total revenues given the reduction in expenses arising from travel that has occurred during the three months ended March 31, 2020 and is expected to continue to occur for the year ending December 31, 2020. However, we intend to continue to expand our direct sales organization, increase our marketing activities, grow our international operations and build brand awareness. We expect sales and marketing expenses to increase in absolute dollars for the year ending December 31, 2020 compared to the year ended December 31, 2019.

Research and Development

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Research and development	$226,657	$172,522	31%
Percentage of revenues	22%	22%

Research and development expenses increased $54.1 million during the three months ended March 31, 2020 compared to the same period in the prior year, primarily due to increased headcount, which resulted in an increase of $27.4 million in personnel-related costs excluding stock-based compensation, an increase of $15.3 million in stock-based compensation and an increase of $9.2 million in overhead expenses. The remaining increase of $1.8 million was primarily due to increases in data center capacity and depreciation costs that is used for research and development purposes.

We expect research and development expenses for the year ending December 31, 2020 to increase in absolute dollars as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019.

General and Administrative

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
General and administrative	$105,748	$84,456	25%
Percentage of revenues	10%	10%

General and administrative expenses increased $21.3 million during the three months ended March 31, 2020 compared to the same period in the prior year due to increased headcount, which resulted in an increase of $11.8 million in personnel-related costs excluding stock-based compensation and an increase of $4.1 million in overhead expenses. Outside services increased by $2.9 million compared to the prior period, primarily due to an increase in acquisitions related expenses and an increase in contractors and professional fees to support our administrative function. In addition, in March 2020 we agreed to amend the employment agreement with our Chief Executive Officer to provide for a payment of $3.9 million, which amount restores the benefit of a non-competition payment which our Chief Executive Officer was entitled to receive from his prior employer.

We expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2020 as we continue to hire new employees, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Cost of revenues:
Subscription	$21,524	$16,022	34%
Professional services and other	12,012	9,931	21%
Sales and marketing	70,160	62,130	13%
Research and development	58,903	43,582	35%
General and administrative	25,686	25,785	0%
Total stock-based compensation	$188,285	$157,450	20%
Percentage of revenues	18%	20%

Stock-based compensation increased $30.8 million during the three months ended March 31, 2020 compared to the same period in the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2020, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2020 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 33% of total revenues for each of the three months ended March 31, 2020 and 2019. Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar, noticeable in the second half of March 2020 as a result of the market disruptions caused by the COVID-19 pandemic, relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our revenues for the three months ended March 31, 2020. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2020 at the exchange rates in effect for the three months ended March 31, 2019 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $11.6 million higher. The impact from the foreign currency movements from the three months ended March 31, 2019 to the three months ended March 31, 2020 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had a favorable impact on our cost of revenues and sales and marketing expenses for the three months ended March 31, 2020. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2020 at the exchange rates in effect for the three months ended March 31, 2019 rather than the actual exchange rates in effect during the period, our reported cost of revenues and sales and marketing expenses would have been $2.7 million and $3.5 million higher, respectively. The impact from the foreign currency movements from the three months ended March 31, 2019 to the three months ended March 31, 2020 is not material to research and development expenses and general and administrative expenses.

Interest Expense

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Interest expense	$(8,570)	$(8,168)	5%
Percentage of revenues	(1%)	(1%)

Interest expense increased $0.4 million during the three months ended March 31, 2020 compared to the same period in the prior year, due to the amortization expense of debt discount and issuance costs related to the 2020 Notes. For the year ending December 31, 2020, we expect to incur approximately $26.3 million in amortization expense of debt discount and issuance costs related to the 2022 Notes.

Interest Income and Other Income, net

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Interest income	$14,013	$12,506	12%
Foreign currency exchange loss, net of derivative contracts	(6,545)	(123)	NM
Other	129	42	NM
Interest and other income, net	$7,597	$12,425	(39%)
Percentage of revenues	1%	2%

NM - Not meaningful.

Interest income and other income, net decreased $4.8 million during the three months ended March 31, 2020 compared to the same period in the prior year, primarily driven by the foreign currency exchange loss, net of derivative contracts of $6.5 million during the three months ended March 31, 2020 partially offset by an increase of $1.5 million in interest income due to higher cash, cash equivalents and investment balances offset by lower yield for the three months ended March 31, 2020.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		% Change
	2020	2019

	(dollars in thousands)
Income (loss) before income taxes	$48,362	$(11,456)	NM
Provision for (benefit from) income taxes	131	(9,911)	NM
Effective tax rate	0%	87%

NM - Not meaningful.

Our income tax expense was $0.1 million for the three months ended March 31, 2020, primarily attributable to foreign taxes, a valuation allowance release resulting from an acquisition and excess tax benefits of stock-based compensation.

Our income tax benefit was $9.9 million for the three months ended March 31, 2019, primarily attributable to foreign taxes and the mix of earnings and losses in countries with differing statutory tax rates.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe that they have not had a material impact on our provision for income taxes for the three months ended March 31, 2020.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2020, we had $1.9 billion in cash and cash equivalents and short-term investments, of which $254.9 million represented cash held by foreign subsidiaries and $216.1 million is denominated in currencies other than U.S. Dollar. In addition, we had $1.1 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrants transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 through March 31, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through June 30, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. During the three months ended March 31, 2020, we paid cash to settle approximately $2.5 million in principal amount of the 2022 Notes. Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate of approximately $15.2 million in principal amount of the 2022 Notes during the second quarter of 2020. We may receive additional conversion requests that require settlement in the second quarter of 2020.

During the three months ended March 31, 2019, we issued approximately 2.7 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants. We issued 1.6 million additional shares of our common stock upon the automatic exercise of the remaining 2018 Warrants during the second quarter of 2019. The 2018 Warrants were no longer outstanding as of the second quarter of 2019. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. As the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. However, we anticipate our current cash, cash equivalents and investment balances and anticipated cash flows generated from operations based on our current business plan and revenue prospects will be sufficient to meet our liquidity needs, including the repayment of any early conversions of our 2022 Notes, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of property and equipment, intangibles, and investments in office facilities, to accommodate our operations for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$491,568	$360,848
Net cash used in investing activities	(385,034)	(200,873)
Net cash used in financing activities	(61,028)	(86,400)
Net increase in cash, cash equivalents and restricted cash, net of foreign currency effect	34,857	74,654

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

Net cash provided by operating activities was $491.6 million for the three months ended March 31, 2020 compared to $360.8 million for the three months ended March 31, 2019. The increase in operating cash flow was primarily due to an increase in net income compared to the same period in the prior year and an increase in adjustments for non-cash items to reconcile net income (loss) to net cash provided by operations, driven by stock-based compensation from increased headcount and depreciation and amortization from increased capital expenditures to support the business growth offset by the unfavorable impact on operating cash flow from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $385.0 million compared to $200.9 million for the three months ended March 31, 2019. The increase in cash used in investing activities was mainly due to an $82.9 million increase in cash outflow for business combinations, a $39.4 million increase in net purchases of investments and a $36.1 million increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $61.0 million for the three months ended March 31, 2020 compared to $86.4 million for the three months ended March 31, 2019. The decrease in cash used in financing activities is primarily due to a $13.8 million increase in proceeds from employee plans, a $13.8 million decrease in taxes paid related to net share settlement of equity awards, partially offset by a $2.2 million repayment of convertible senior notes during the three months ended March 31, 2019.

Contractual Obligations and Commitments

Except as set forth in Note 16, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

Off-Balance Sheet Arrangements

During all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

New Accounting Pronouncements Pending Adoption

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020, other than market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. See the section “Risk Factors” for further discussion of the possible impact to our business.

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

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. In a recession, depression or other sustained adverse market events resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, hospitality, retail and energy, may reduce their IT spending or delay their digital transformation initiatives, which could materially and adversely impact our business. We may also experience curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could materially adversely impact our business, results of operations and overall financial performance in future periods.

In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters) around the world, encouraged our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. For example, we have canceled our in-person, annual Knowledge conference and replaced it with a digital event experience and postponed our Financial Analyst Day. Certain costs incurred in preparation for these events could not be recovered. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. The COVID-19 pandemic could also impact our data center operations, including potential disruptions to the supply chain of hardware needed to maintain these third-party systems, and primary vendors we rely on for products and services that allow our employees to work remotely. Further, we may experience increased cyberattacks and security challenges as our global employee base works remotely.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers and our sales cycles; impact on our customer, industry or employee events; and effect on our partners, vendors and supply chains, all of which are uncertain and cannot be predicted. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

In addition, we have seen significant volatility in the global markets, as well as significant interest rate and foreign currency volatility. As a result, the trading prices for our common stock and other S&P 500 and technology companies have been highly volatile, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic.

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

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, the use of data in contexts referred to as artificial intelligence and machine learning, and data sovereignty requirements concerning the location of data centers that store and process data. As a cloud based service provider, we optimize performance of our products and services by utilizing data centers that may be located in different political jurisdictions. In addition, we utilize data concerning the use of our products and services to continually improve our offering. Changing laws, regulations and standards applying to the collection, use, sharing, transfer or other processing of data, including personal data, could affect our ability to develop our products and services to maximize their utility, as well as our customers’ ability to use data or share data with service providers. Such changes may restrict our ability to use, store or otherwise process data of our customers in connection with providing and supporting our services. In some cases, this could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. Examples of recent changes include:

•
In 2016, the European Union (the EU) adopted the General Data Protection Regulation (the GDPR), which took effect in May 2018 and established new requirements applicable to the handling of personal data. The particular obligations imposed by GDPR are subject to interpretation, and different regulators may interpret requirements inconsistently. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use, the tracking of individuals’ online activities and the “right to be forgotten,” requiring a company to delete personal data it processes about individuals upon their request in certain circumstances.

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

The costs of compliance with, and other obligations imposed by, the GDPR the CCPA and other privacy, data residency and data transfer laws, regulations and standards may cause us to incur substantial operational costs or require us to modify our data handling practices and/or policies, may limit the development, use and adoption of our services and reduce overall demand for our services. In addition, non-compliance could result in proceedings or investigations against us by regulatory authorities or others, lead to significant fines or reputational harm and may otherwise adversely impact our business, financial condition and operating results. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue. Changes in our developed or acquired products and how such products utilize data could alter or increase our compliance requirements. As a result, the cost of compliance with and other obligations imposed by privacy regulations could increase and our innovation and business drivers in developing or acquiring new and emerging technologies and the demand for our products could be impacted.

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

Sales outside of North America represented approximately 33% of our total revenues for each of the three months ended March 31, 2020 and 2019. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues. The failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and subjects us to different regulatory, political and economic risks from those in the United States (the US). We have made, and will continue to make, substantial investments in data centers, cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments. We may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor affecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased or changing regulations and operational and intellectual property risks, as compared to North America, Australia and Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including hiring qualified sales management personnel, penetrating the target market, anticipating and ensuring compliance with regulatory developments, and managing foreign operations in such locales.

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

•	potential threatening state-sponsored actions, including cybersecurity threats directed at local data centers, customers or end-users;

•	local business practices and cultural norms that may favor local competitors;

•	localization of our services, including translation into foreign languages and associated expenses; and

•	natural disasters, acts of war, terrorism or pandemics, including the COVID-19 pandemic.

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

•	increased data privacy or security compliance requirements resulting from integrating the acquired technology or company with ours;

•	impairment to our investments if our investees are unable to obtain future funding on favorable terms or at all, including due to the COVID-19 pandemic; and

•	potential unknown liabilities associated with the acquired businesses.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, including personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached because of employee error or third-party actions, including unintentional events or deliberate attacks by cyber criminals, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. In addition, third parties have attempted and may continue to attempt to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data, and we have been and may continue to be the target of email scams that attempt to acquire personal information or company assets. Additionally, because we do not control our third-party service providers or their processing of data, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss. Computer malware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and they have occurred on our and our third-party service providers’ systems in the past and may occur again on these systems in the future. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not detected until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. We devote significant financial and personnel resources to implement and maintain security measures; however, as cyber-security threats develop and grow more complex over time, it may be necessary to make significant further investments to protect data and infrastructure. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, the triggering of service availability, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating, complying with notice obligations and implementing additional measures designed to prevent actual or perceived security incidents. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as the continued spread of COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, increased storm severity and sea level rise) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. The majority of our research and development activities, corporate offices, information technology systems, and other critical business operations are located near major seismic faults in California and Washington. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

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

From time to time, we experience defects in our services, and new defects may be detected in the future. For example, we provide regular updates to our services, which frequently contain undetected defects when first released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may result from errors we make in developing, delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service attacks and the ongoing COVID-19 pandemic. We currently serve our customers primarily using equipment managed by us and co-located in third-party data centers operated by several different providers located around the world, and we plan to serve certain of our customers using data center facilities operated by public cloud service providers. These data centers are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error or negligence. Despite precautions taken at these centers, problems at these centers could result in lengthy interruptions in our services and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our customers use our services to manage important aspects of their businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. Similarly, customers may have unique requirements for system resiliency that we may not be able to, or may not choose to, meet. The occurrence of payment delays, service credit, warranty or termination for material breach or other claims against us could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our service level credit accruals, other increased expenses or risks of litigation. We may not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

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

Our operating results may vary significantly from period to period as a result of various factors, some of which are beyond our control. For any quarterly or annual period, there is a risk that our financial performance will not meet the financial guidance we have previously given for that period, or that we may otherwise fail to meet the financial performance expectations of the securities analysts who issue reports on our company and our common stock price, or of investors in our common stock. There is also a risk that we may issue forward-looking financial guidance for a quarterly or annual period that fails to meet the expectations of such securities analysts or investors. If any of the foregoing occurs, for any reason, either within or outside of our control, the price of our common stock could decline substantially and investors in our common stock could incur substantial losses. Some of the important factors that may cause our financial performance to vary widely, or cause our forward-looking financial guidance to fall below the expectations of such securities analysts or investors, include:

•	our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;

•	changes in our mix of products and services, including changes in our mix of cloud and self-hosted offerings, market penetration of our products, or use of our products by our customers;

•	our ability to increase sales of certain new products;

•	volatility in foreign currency exchange rates and our ability to effectively hedge our foreign currency exposure;

•	the rate of expansion, retention and productivity of our sales force;

•	the number of new employees added;

•	the cost, timing and management effort for our development of new products and services;

•	general economic conditions that may adversely affect our customers’ or a prospective customers’ purchasing decisions;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	seasonality in terms of when we enter into customer agreements;

•	the length and complexity of the sales cycle and certification process for our services, especially for sales to larger enterprises, government and regulated organizations;

•	changes in the size and complexity of our customer relationships;

•	changes to our management, sales and account management teams as we scale and as a result of evolving business priorities;

•	changes in our or our competitors’ pricing policies;

•	significant security breaches, technical difficulties or interruptions of our services;

•	new solutions or products introduced by our competitors;

•	changes in effective tax rates;

•	changes in the average contract term of our customer agreements, timing of renewals, renewal rates, expansion within our existing customers and billings duration;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation costs or damages, including settlement payments;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;

•	changes in laws or regulations impacting the delivery of our services;

•	our ability to comply with privacy laws and regulations, including the GDPR and the CCPA;

•	significant litigation or regulatory actions relating to claims of intellectual property infringement, violation of privacy laws, employment matters or any other significant matter;

•	the amount and timing of equity awards and the related financial statement expenses;

•	the impact of new accounting pronouncements; and

•	our ability to accurately estimate the total addressable market for our products and services.

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the UK Bribery Act, and possibly other anti-bribery laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for purposes of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, we use various third parties to sell our products and services and conduct our business both in the US and abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented and continue to update an anti-corruption compliance program but there is a risk that our employees and agents, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

Although we have reported quarterly results that were profitable on a GAAP basis, we have incurred net losses in all prior fiscal years since our inception except for the year ended December 31, 2019. Even if our revenues continue to increase, we may incur losses in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. We may also encounter unforeseen operating expenses, difficulties, complications, delays and other unpredictable factors that may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our products, customer adoption and renewal rates, and the entry of competitive products or the success of existing competitive products. As a result of these and other factors, we may not maintain profitability in the future, and our gross margins and ability to generate cash flow from operations may be negatively impacted. If we fail to increase our revenues sufficiently to keep pace with our growing investments and other expenses, our business, operating results and growth prospects will be adversely affected.

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

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global financial developments seemingly unrelated to us or the software industry may harm us. From time to time, the US and other key international economies have been impacted by geopolitical and economic instability, high levels of credit defaults, international trade disputes, falling demand for various goods and services, high levels of persistent unemployment, wage and income stagnation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, international trade agreements, trade restrictions and overall economic uncertainty, such as due to the ongoing COVID-19 pandemic. These conditions can arise suddenly and affect the rate of information technology spending and could adversely affect our customers’ or prospective customers’ ability or willingness to purchase our services, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

In 2020, for example, the COVID-19 global pandemic, the growth rate in the EU, China, or the US, tariffs or trade relations between the US and China or other countries, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, in connection with Brexit, the impact of the UK’s exit from the EU is still to be fully seen, with the applicable trade agreement to be negotiated before December 2020, or a type of “no-deal” exit would occur. This could be harmful to both the U.K. and E.U. economies and businesses operating there.

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

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the announcement of Brexit and the continued uncertainty around the full impact of it and the exact trade arrangements upon exit has adversely impacted global markets, including currencies, and resulted in a decline and volatility in the value of the British pound and the Euro, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue due to a number of factors, related to uncertainty surrounding Brexit trade arrangements and the recent political and economic uncertainty globally, including the COVID-19 pandemic.

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

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the Conversion Condition). The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through March 31, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through June 30, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. During the three months ended March 31, 2020, we paid cash to settle approximately $2.5 million in principal amount of the 2022 Notes. Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate of approximately $15.2 million in principal amount of the 2022 Notes during the second quarter of 2020. We may receive additional conversion requests that require settlement in the second quarter of 2020. Global economic uncertainty and market volatility, such as due to the ongoing COVID-19 pandemic, has affected when such conversion requests have settled and may continue to affect when such conversion requests will settle. If more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes, we entered into convertible note hedge (the 2022 Note Hedge) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the 2022 Warrants). The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as applicable. The 2022 Warrant transactions could have a dilutive effect to the extent that our stock price exceeds the exercise price of the 2022 Warrants, which is $203.40. As the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60-trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. Based on the volume-weighted average stock price on March 31, 2020, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 1.7 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time. Refer to Note 10 in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1*	Amendment to Employment Agreement dated March 24, 2020 between the Registrant and William R. McDermott	8-K	001-35580	10.1	3/27/2020

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

SERVICENOW, INC.

Date: April 30, 2020	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2020	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(Principal Accounting Officer)