Form 10-Q
period 2020-06-30
ServiceNow, Inc.
filed 2020-07-30
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, there were approximately 191.8 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$837,309	$775,778
Short-term investments	1,505,362	915,317
Accounts receivable, net	631,992	835,279
Current portion of deferred commissions	191,877	175,039
Prepaid expenses and other current assets	170,582	125,488
Total current assets	3,337,122	2,826,901
Deferred commissions, less current portion	355,684	333,448
Long-term investments	776,807	1,013,332
Property and equipment, net	547,253	468,085
Operating lease right-of-use assets	463,220	402,428
Intangible assets, net	163,857	143,850
Goodwill	211,416	156,756
Deferred tax assets	594,155	599,633
Other assets	71,795	77,997
Total assets	$6,521,309	$6,022,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,757	$52,960
Accrued expenses and other current liabilities	446,653	461,403
Current portion of deferred revenue	2,250,719	2,185,754
Current portion of operating lease liabilities	65,742	52,668
Total current liabilities	2,848,871	2,752,785
Deferred revenue, less current portion	31,399	40,038
Operating lease liabilities, less current portion	436,499	383,221
Convertible senior notes, net	696,123	694,981
Other long-term liabilities	29,611	23,464
Total liabilities	4,042,503	3,894,489
Stockholders’ equity:
Common stock	191	189
Additional paid-in capital	2,712,090	2,454,741
Accumulated other comprehensive income	29,772	25,255
Accumulated deficit	(263,247)	(352,244)
Total stockholders’ equity	2,478,806	2,127,941
Total liabilities and stockholders’ equity	$6,521,309	$6,022,430

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Subscription	$1,015,528	$780,989	$2,010,230	$1,520,975
Professional services and other	55,314	52,915	106,952	101,855
Total revenues	1,070,842	833,904	2,117,182	1,622,830
Cost of revenues(1):
Subscription	171,934	135,479	331,655	262,068
Professional services and other	61,005	62,668	124,650	122,331
Total cost of revenues	232,939	198,147	456,305	384,399
Gross profit	837,903	635,757	1,660,877	1,238,431
Operating expenses(1):
Sales and marketing	426,519	393,895	867,753	755,304
Research and development	245,081	183,420	471,738	355,942
General and administrative	104,037	85,442	209,785	169,898
Total operating expenses	775,637	662,757	1,549,276	1,281,144
Income (loss) from operations	62,266	(27,000)	111,601	(42,713)
Interest expense	(8,488)	(8,269)	(17,058)	(16,437)
Interest income and other income, net	8,252	18,954	15,849	31,379
Income (loss) before income taxes	62,030	(16,315)	110,392	(27,771)
Provision for (benefit from) income taxes	21,264	(5,236)	21,395	(15,147)
Net income (loss)	$40,766	$(11,079)	$88,997	$(12,624)
Net income (loss) per share - basic	$0.21	$(0.06)	$0.47	$(0.07)
Net income (loss) per share - diluted	$0.20	$(0.06)	$0.44	$(0.07)
Weighted-average shares used to compute net income (loss) per share - basic	191,319	186,678	190,731	184,419
Weighted-average shares used to compute net income (loss) per share - diluted	201,453	186,678	200,843	184,419
Other comprehensive income (loss):
Foreign currency translation adjustments	$17,577	$(410)	$(2,816)	$9,225
Unrealized gains on investments, net of tax	26,575	3,629	7,333	8,352
Other comprehensive income, net of tax	44,152	3,219	4,517	17,577
Comprehensive income (loss)	$84,918	$(7,860)	$93,514	$4,953

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues:
Subscription	$24,960	$19,117	$46,484	$35,139
Professional services and other	12,791	10,951	24,803	20,882
Operating expenses:
Sales and marketing	78,967	69,229	149,127	131,359
Research and development	70,163	50,041	129,066	93,623
General and administrative	29,959	22,422	55,645	48,207

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2020						Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	190,700	$190	$2,584,298	$(304,013)	$(14,380)	$2,266,095	184,739	$185	$2,164,930	$(980,487)	$10,323	$1,194,951
Common stock issued under employee stock plans	1,101	1	24,178	—	—	24,179	1,120	1	10,206	—	—	10,207
Taxes paid related to net share settlement of equity awards	—	—	(112,845)	—	—	(112,845)	—	—	(108,150)	—	—	(108,150)
Stock-based compensation	—	—	217,174	—	—	217,174	—	—	171,798	—	—	171,798
Settlement of 2018 Warrants	—	—	—	—	—	—	1,602	2	(2)	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(19,027)	—	—	(19,027)	—	—	—	—	—	—
Benefit from exercise of 2022 Note Hedge	—	—	18,312	—	—	18,312	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	44,152	44,152	—	—	—	—	3,219	3,219
Net income (loss)	—	—	—	40,766	—	40,766	—	—	—	(11,079)	—	(11,079)
Balance at end of period	191,801	$191	$2,712,090	$(263,247)	$29,772	$2,478,806	187,461	$188	$2,238,782	$(991,566)	$13,542	$1,260,946

	Six Months Ended June 30, 2020						Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	189,461	$189	$2,454,741	$(352,244)	$25,255	$2,127,941	180,175	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199
Cumulative effect adjustment for Topic 842 adoption	—	—	—	—	—	—	—	—	—	(162)	—	(162)
Common stock issued under employee stock plans	2,340	2	91,052	—	—	91,054	3,003	3	63,306	—	—	63,309
Taxes paid related to net share settlement of equity awards	—	—	(238,551)	—	—	(238,551)	—	—	(247,620)	—	—	(247,620)
Stock-based compensation	—	—	405,739	—	—	405,739	—	—	329,267	—	—	329,267
Settlement of 2018 Warrants	—	—	—	—	—	—	4,283	5	(5)	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(22,755)	—	—	(22,755)	—	—	—	—	—	—
Benefit from exercise of 2022 Note Hedge	—	—	21,864	—	—	21,864	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	4,517	4,517	—	—	—	—	17,577	17,577
Net income (loss)	—	—	—	88,997	—	88,997	—	—	—	(12,624)	—	(12,624)
Balance at end of period	191,801	$191	$2,712,090	$(263,247)	$29,772	$2,478,806	187,461	$188	$2,238,782	$(991,566)	$13,542	$1,260,946

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$88,997	$(12,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	158,628	115,777
Amortization of deferred commissions	101,215	79,531
Amortization of debt discount and issuance costs	17,058	16,437
Stock-based compensation	405,125	329,210
Deferred income taxes	(3,177)	(3,073)
Repayments of convertible senior notes attributable to debt discount	(1,975)	—
Unrealized gains on non-marketable securities	(1,944)	(2,932)
Other	1,302	(391)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	200,015	71,354
Deferred commissions	(143,981)	(97,194)
Prepaid expenses and other assets	(32,429)	(28,483)
Accounts payable	37,324	25,093
Deferred revenue	69,248	100,190
Accrued expenses and other liabilities	(35,784)	11,688
Net cash provided by operating activities	859,622	604,583
Cash flows from investing activities:
Purchases of property and equipment	(193,671)	(97,020)
Business combinations, net of cash acquired	(82,948)	—
Purchases of intangibles	(6,500)	(36,160)
Purchases of investments	(1,107,738)	(800,641)
Sales and maturities of investments	765,384	508,318
Realized gains (losses) on derivatives not designated as hedging instruments, net	(2,636)	22,113
Net cash used in investing activities	(628,109)	(403,390)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(15,738)	—
Proceeds from employee stock plans	91,056	63,300
Taxes paid related to net share settlement of equity awards	(238,557)	(247,619)
Net cash used in financing activities	(163,239)	(184,319)
Foreign currency effect on cash, cash equivalents and restricted cash	(4,862)	1,286
Net increase in cash, cash equivalents and restricted cash	63,412	18,160
Cash, cash equivalents and restricted cash at beginning of period	777,991	568,538
Cash, cash equivalents and restricted cash at end of period	$841,403	$586,698
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$837,309	$583,581
Restricted cash included in prepaid expenses and other current assets	4,094	3,117
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$841,403	$586,698
Supplemental disclosures of other cash flow information:
Income taxes paid, net of refunds	$9,867	$10,560
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$22,755	$—
Benefit from exercise of 2022 Note Hedge	21,864	—
Property and equipment included in accounts payable and accrued expenses	94,839	31,940

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Description of the Business

ServiceNow’s purpose is to make the world of work, work better for people. We believe that people should work the way they want to, so we build applications that help automate existing processes and create efficient, digitized workflows. Our products and services enable the steps of a job to flow naturally across disparate departments, systems and processes of a business. When work flows naturally, great experiences follow. We make work flow utilizing our leading enterprise cloud computing services that manage and deliver digital workflows, simplifying the complexity of work across systems, functions and departments on a single enterprise cloud platform, called the Now Platform. Our product portfolio is currently focused on delivering better Information Technology (“IT”), Employee and Customer workflows in pre-packaged product offerings. We also enable our customers to use the Now Platform App Engine to design and build workflow applications which are purpose built for their own business.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2019 is derived from audited financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, evaluating the terms and conditions included within our customer contracts as well as determining the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, purchase price allocation for business combinations, stock-based compensation, the useful life of our property and equipment, goodwill and identifiable intangible assets, whether an arrangement is or contains a lease, the discount rate used for operating leases, fair value of convertible notes and income taxes. Actual results could differ from those estimates.

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

We evaluate our investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether we expect to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in interest income and other income, net in the condensed consolidated statements of comprehensive income (loss). For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $10 million and $11 million, is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

Accounts Receivable

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. We review our exposure to accounts receivable and reserve for specific amounts if collectibility is no longer reasonably assured based on assessment of various factors including historical loss rates and expectations of forward-looking loss estimates.

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of June 30, 2020, we had one customer that represented 14% of our accounts receivable balance and no customers that individually exceeded 10% of our total revenues in any of the periods presented. As of December 31, 2019, there were no customers that represented more than 10% of our accounts receivable balance. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Accounting Pronouncements Adopted in 2020

Cloud computing arrangements implementation costs

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (“Subtopic 350-40”): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We adopted this standard on a prospective basis as of January 1, 2020. The adoption of this standard did not have a material impact on our previously reported consolidated financial statements for periods ended on or prior to December 31, 2019.

Credit losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. For trade receivables, loans, and other financial assets, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted Topic 326 on a modified retrospective basis as of January 1, 2020. The adoption of this standard did not result in any cumulative effect adjustment on our condensed consolidated financial statements upon adoption as of January 1, 2020.

Accounting Pronouncement Adopted in 2019

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (“Topic 842”),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to prior practice. We adopted Topic 842 using the modified retrospective method as of January 1, 2019 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption. We also elected the package of transition expedients available for expired or existing contracts, which allowed us to carryforward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. As this standard was adopted on a modified prospective basis as of January 1, 2019, the adoption of this standard did not impact our previously reported consolidated financial statements for periods ended on or prior to December 31, 2018. Upon adoption, we recorded operating lease right-of-use assets of $335 million and corresponding operating lease liabilities of $363 million on our condensed consolidated balance sheets.

Recently Issued Accounting Pronouncement Pending Adoption

Income taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim and annual periods beginning January 1, 2021 and earlier adoption is permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$414,613	$521	$(31)	$415,103
Corporate notes and bonds	1,571,083	15,645	(493)	1,586,235
Certificates of deposit	20,077	21	—	20,098
U.S. government and agency securities	259,097	1,641	(5)	260,733
Total available-for-sale securities	$2,264,870	$17,828	$(529)	$2,282,169

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$101,416	$83	$(9)	$101,490
Corporate notes and bonds	1,654,166	7,360	(196)	1,661,330
Certificates of deposit	38,007	38	—	38,045
U.S. government and agency securities	127,544	254	(14)	127,784
Total available-for-sale securities	$1,921,133	$7,735	$(219)	$1,928,649

As of June 30, 2020, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

June 30, 2020
Due within 1 year	$1,505,362
Due in 1 year through 5 years	776,807
Total	$2,282,169

The following table shows the fair values and the gross unrealized losses of these available-for-sale debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	June 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$82,317	$(31)	$—	$—	$82,317	$(31)
Corporate notes and bonds	273,570	(493)	—	—	273,570	(493)
U.S. government and agency securities	72,843	(5)	—	—	72,843	(5)
Total	$428,730	$(529)	$—	$—	$428,730	$(529)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$20,752	$(9)	$—	$—	$20,752	$(9)
Corporate notes and bonds	242,012	(181)	16,264	(15)	258,276	(196)
U.S. government and agency securities	17,806	(14)	—	—	17,806	(14)
Total	$280,570	$(204)	$16,264	$(15)	$296,834	$(219)

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of June 30, 2020.

Strategic Investments

As of June 30, 2020 and December 31, 2019, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $27 million and $22 million, respectively. We classify these assets as Level 3 within the fair value hierarchy only if an impairment or observable adjustment is recognized on these non-marketable equity securities during the period as they are based on observable transaction price at the transaction date of identical or similar investment of the same issuer and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$489,607	$—	$489,607
Commercial paper	—	47,691	47,691
Corporate notes and bonds	—	20,944	20,944
Certificates of deposit	—	5,002	5,002
U.S. government and agency securities	—	28,228	28,228
Marketable securities:
Commercial paper	—	415,103	415,103
Corporate notes and bonds	—	1,586,235	1,586,235
Certificates of deposit	—	20,098	20,098
U.S. government and agency securities	—	260,733	260,733
Total	$489,607	$2,384,034	$2,873,641

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

(5) Business Combinations

On February 6, 2020, we completed the acquisition of Loom Systems Ltd. (“Loom”) by acquiring all issued and outstanding shares of Loom for $58 million in an all-cash transaction in order to extend our artificial intelligence (“AI”) capabilities for IT operations management (“ITOM”) by providing customers with analytics solutions. The aggregate purchase price was allocated based on the estimated fair value to developed technology intangible asset of $17 million (to be amortized over a five-year estimated useful life), deferred tax liabilities of $4 million and goodwill of $40 million.

On February 7, 2020, we completed the acquisition of Rupert Labs, Inc. d/b/a Passage AI (“Passage AI”) by acquiring all issued and outstanding shares of Passage AI for $33 million in an all-cash transaction in order to advance our deep learning of conversational AI capabilities. This acquisition will enhance the Now Platform and products, including ServiceNow Virtual Agent, Service Portal, and Workspaces by enabling support in multiple languages. The aggregate purchase price was allocated based on the estimated fair value to developed technology intangible assets of $22 million (to be amortized over a five-year estimated useful life), deferred tax liabilities of $5 million and $15 million of goodwill.

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

Aggregate acquisition-related costs associated with our business combinations are not material for the six months ended June 30, 2020 and are included in general and administrative expenses in our condensed consolidated statement of comprehensive income (loss). The results of operations of these business combinations have been included in our condensed consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2019	$156,756
Goodwill acquired	54,635
Foreign currency translation adjustments	25
Balance as of June 30, 2020	$211,416

Intangible assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Developed technology	$212,533	$177,746
Patents	67,109	67,730
Other	3,594	3,594
Intangible assets, gross	283,236	249,070
Less: accumulated amortization	(119,379)	(105,220)
Intangible assets, net	$163,857	$143,850

During the six months ended June 30, 2020, apart from the business combinations described in Note 5, we acquired $7 million of intangible assets in developed technology. The weighted-average useful life for the developed technology acquired during the six months ended June 30, 2020 was approximately 5 years.

During the six months ended June 30, 2019, we acquired $36 million of intangible assets, comprising primarily $27 million of developed technology and $9 million in patents. The weighted-average useful lives for the developed technology and patents acquired during the six months ended June 30, 2019 was approximately 5 and 6 years, respectively.

Amortization expense for intangible assets for the three months ended June 30, 2020 and 2019 was $15 million and $8 million, respectively, and for the six months ended June 30, 2020 and 2019 was $25 million and $15 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2020 (in thousands):

Years Ending December 31,
Remainder of 2020	$20,883
2021	40,684
2022	36,547
2023	31,396
2024	26,228
Thereafter	8,119
Total future amortization expense	$163,857

(7) Property and Equipment

Property and equipment, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer equipment	$815,739	$680,160
Computer software	66,094	59,511
Leasehold and other improvements	133,313	125,299
Furniture and fixtures	54,916	53,651
Construction in progress	9,766	6,830
Property and equipment, gross	1,079,828	925,451
Less: Accumulated depreciation	(532,575)	(457,366)
Property and equipment, net	$547,253	$468,085

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended June 30, 2020 and 2019 was $51 million and $40 million, respectively, and for the six months ended June 30, 2020 and 2019 was $102 million and $77 million, respectively.

(8) Derivative Contracts

As of June 30, 2020 and December 31, 2019, we had foreign currency forward contracts with total notional values of $638 million and $358 million, respectively, which are not designated as hedging instruments. Our foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in thousands):

	Condensed Consolidated Balance Sheet Location	June 30, 2020	December 31, 2019
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$4,850	$2,237
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$3,356	$1,362

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended June 30, 2020 from amounts included in deferred revenue as of March 31, 2020 were $0.9 billion. Revenues recognized during the three months ended June 30, 2019 from amounts included in deferred revenue as of March 31, 2019 were $0.7 billion.

Revenues recognized during the six months ended June 30, 2020 from amounts included in deferred revenue as of December 31, 2019 were $1.5 billion. Revenues recognized during the six months ended June 30, 2019 from amounts included in deferred revenue as of December 31, 2018 were $1.0 billion.

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenues in future periods. RPO excludes contracts that are billed in arrears, such as certain time and materials contracts, as we apply the “right to invoice” practical expedient under relevant accounting guidance.

As of June 30, 2020, the total non-cancelable RPO under our contracts with customers was $7.0 billion and we expect to recognize revenues on approximately 51% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Convertible Senior Notes

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the “2022 Notes”), which are due June 1, 2022 (“Maturity Date”) unless earlier converted or repurchased in accordance with their terms. The 2022 Notes do not bear interest, and we cannot redeem the 2022 Notes prior to maturity.

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

Conversion of the 2022 Notes prior to the Convertible Date. At any time prior to the close of business on the business day immediately preceding February 1, 2022 (“Convertible Date”), holders of the 2022 Notes may convert their Notes at their option, only if one of the following conditions are met:

•during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (in each case, the Conversion Condition); or

•during the five-business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•upon the occurrence of specified corporate events.

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

In accounting for the issuance of the 2022 Notes and the related transaction costs, we separated the 2022 Notes into liability and equity components. The 2022 Notes consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Liability component:
Principal	$764,778	$782,491
Less: debt issuance cost and debt discount, net of amortization	(68,655)	(87,510)
Net carrying amount	$696,123	$694,981

2022 Notes
Equity component recorded at issuance:
Note	$162,039
Issuance cost	(2,148)
Net amount recorded in equity	$159,891

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through June 30, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the six months ended June 30, 2020, we paid cash to settle $18 million in principal of the 2022 Notes and the loss on the early note conversions was not material. As a result of the settlements, we also recorded a net reduction to additional paid-in capital, reflecting $23 million fair value adjustments to the settled conversion option partially offset by a $22 million benefit from the 2022 Note Hedge (as defined below).

Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate amount of approximately $23 million in principal of the 2022 Notes during the third quarter of 2020. We may receive additional conversion requests that require settlement in the third quarter of 2020.

We consider the fair value of the 2022 Notes at June 30, 2020 to be a Level 2 measurement. The estimated fair value of the 2022 Notes at June 30, 2020 and December 31, 2019 based on the closing trading price per $100 of the 2022 Notes was as follows (in thousands):

	June 30, 2020	December 31, 2019
2022 Notes	$2,244,623	$1,645,970

As of June 30, 2020, the remaining life of the 2022 Notes is 23 months. The following table sets forth total interest expense recognized related to the 2022 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of debt issuance cost	$410	$398	$823	$792
Amortization of debt discount	8,078	7,871	16,235	15,645
Total	$8,488	$8,269	$17,058	$16,437
Effective interest rate of the liability component	4.75%

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the 2022 Notes, we entered into convertible note hedge transactions (the “2022 Note Hedge”) with certain investment banks, with respect to our common stock concurrently with the issuance of the 2022 Notes.

	Purchase	Initial Shares	Shares as of June 30, 2020

	(in thousands)
2022 Note Hedge	$128,017	5,807	5,675

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of June 30, 2020
	(in thousands)	(in thousands)			(in thousands)
2022 Warrants	$54,071	5,807	$203.40	September 1, 2022	5,807

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above (the “2022 Warrants”). If the average market value per share of our common stock for the reporting period, as measured under the 2022 Warrants, exceeds the strike price of the respective 2022 Warrants, such 2022 Warrants would have a dilutive effect on our earnings per share to the extent we report net income. The 2022 Warrants are separate transactions and are not remeasured through earnings each reporting period. The 2022 Warrants are not part of the 2022 Notes or 2022 Note Hedge.

According to the terms, the 2022 Warrants will be net share settled and automatically exercised over a 60 trading day period beginning on the first expiration date as set forth above based on the daily volume-weighted average stock prices over the same 60 trading day period. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. The 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on June 30, 2020, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 2.9 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time.

In November 2013, we issued $575 million of 0% convertible senior notes, which were earlier converted prior to and cash settled on November 1, 2018, in accordance with their terms. The related warrant transactions with certain investment banks (the “2018 Warrants”) were net share settled based on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date, February 1, 2019. According to the terms of the 2018 Warrants, we issued 1.6 million and 4.3 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the three and six months ended June 30, 2019, respectively. The 2018 Warrants were no longer outstanding as of June 30, 2019.

(11) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Foreign currency translation adjustment	$18,068	$20,884
Net unrealized gain on investments, net of tax	11,704	4,371
Accumulated other comprehensive income	$29,772	$25,255

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income (loss) were immaterial for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue 600.0 million shares of common stock as of June 30, 2020. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2020, we had 191.8 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

June 30, 2020
Stock plans:
Options outstanding	651
RSUs(1)	9,200
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	27,604
2012 Employee Stock Purchase Plan(2)	9,927
Total shares of common stock reserved for future issuance	47,382

(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs, assuming 100% of the target number of shares for performance-based RSUs, as discussed under the section entitled “RSUs” in Note 13.
(2)Refer to Note 13 for a description of these plans.

During the six months ended June 30, 2020 and 2019, we issued a total of 2.3 million shares and 3.0 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, we issued 4.3 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the six months ended June 30, 2019.

(13) Equity Awards

We currently have two equity incentive plans, our 2005 Stock Option Plan (the “2005 Plan”) and our 2012 Equity Incentive Plan (the “2012 Plan”). Our 2005 Plan was terminated in connection with our initial public offering in 2012 but continues to govern the terms of outstanding stock options that were granted prior to the termination of the 2005 Plan. We no longer grant equity awards pursuant to our 2005 Plan.

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

Our 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the year ending December 31, 2020 and year ended December 31, 2019.

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

A summary of stock option activity for the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2019	1,154	$77.70
Exercised	(149)	$28.47		$44,465
Canceled	(11)	$75.77
Outstanding at March 31, 2020	994	$85.08
Exercised	(343)	$70.33		$95,041
Outstanding at June 30, 2020	651	$92.87	4.6	$203,138
Vested and expected to vest as of June 30, 2020	624	$85.66	4.4	$199,274
Vested and exercisable as of June 30, 2020	457	$32.17	2.8	$170,320

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the six months ended June 30, 2020 was $1 million.

As of June 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $13 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2020 was approximately 4.2 years.

RSUs

A summary of RSU activity for the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2019	8,733	$185.39
Granted	2,810	$352.87
Vested	(1,183)	$151.19	$411,813
Forfeited	(278)	$199.48
Outstanding at March 31, 2020	10,082	$235.99
Granted	398	$341.10
Vested	(1,061)	$185.99	$394,458
Forfeited	(219)	$213.34
Outstanding at June 30, 2020	9,200	$246.89	$3,726,547

RSUs outstanding as of June 30, 2020 were comprised of 8.7 million RSUs with only service conditions and 0.5 million RSUs with both service conditions and performance conditions. RSUs granted with only service vesting criteria under the 2012 Plan to employees generally vest over a four-year period.

Performance-based RSUs (“PRSUs”) with both service and performance-based vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the six months ended June 30, 2020 will vest 33% in February 2021 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $30 million and $40 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.7 billion and the weighted-average remaining vesting period was approximately 3 years.

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

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$40,766	$(11,079)	$88,997	$(12,624)
Denominator:
Weighted-average shares outstanding - basic	191,319	186,678	190,731	184,419
Weighted-average effect of potentially dilutive securities:
Common stock options	538	—	647	—
RSUs	3,613	—	3,791	—
ESPP obligations	11	—	—	—
2022 Convertible senior notes	3,500	—	3,370	—
2020 Convertible senior notes settlements	10	—	44	—
2022 Warrants	2,462	—	2,260	—
Weighted-average shares outstanding - diluted	201,453	186,678	200,843	184,419
Net income (loss) per share - basic	$0.21	$(0.06)	$0.47	$(0.07)
Net income (loss) per share - diluted	$0.20	$(0.06)	$0.44	$(0.07)

Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	161	1,370	161	1,370
RSUs	195	10,917	2,537	10,917
ESPP obligations	—	212	178	212
2022 Notes	—	5,807	—	5,807
2022 Warrants	—	5,807	—	5,807
Total potentially dilutive securities	356	24,113	2,876	24,113

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax expense was $21 million for each of the three and six months ended June 30, 2020. For the three months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States and the intercompany sale of certain intellectual property rights. For the six months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the U.S.

Our income tax benefit was $5 million and $15 million for the three and six months ended June 30, 2019, respectively. The income tax benefit was primarily attributable to foreign taxes and mix of earnings and losses in countries with differing statutory tax rates.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe that they have not had a material impact on our provision for income taxes for each of the three and six months ended June 30, 2020.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2020, our tax years 2004 to 2019 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $21 million and $40 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and six months ended June 30, 2020, respectively. Total operating lease costs were $16 million and $31 million, excluding short-term lease costs variable lease costs and sublease income, each of which were immaterial for the three and six months ended June 30, 2019, respectively.

For the six months ended June 30, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $26 million and operating lease liabilities arising from obtaining operating right-of-use assets totaled $94 million.

As of June 30, 2020, the weighted-average remaining lease term is 8.9 years, and the weighted-average discount rate is 3.5%.

Maturities of operating lease liabilities as of June 30, 2020 are presented in the table below (in thousands):

Remainder of 2020	$40,937
2021	82,717
2022	81,034
2023	75,961
2024	58,844
Thereafter	257,587
Total operating lease payments	597,080
Less: imputed interest	(94,839)
Present value of operating lease liabilities	$502,241

In addition to the amounts above, as of June 30, 2020, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $359 million. These operating leases will commence between 2020 and 2022 with lease terms of 4 to 15 years.

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the six months ended June 30, 2020 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes with an aggregate principal amount of $765 million is due on June 1, 2022. Refer to Note 10 for further information regarding our Notes.

Also, $12 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2020.

Letters of Credit

As of June 30, 2020, we had letters of credit in the aggregate amount of $20 million, primarily in connection with our customer contracts and operating leases.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America(1)	$705,253	$544,794	$1,407,017	$1,070,345
EMEA(2)	265,133	212,606	515,964	406,438
Asia Pacific and other	100,456	76,504	194,201	146,047
Total revenues	$1,070,842	$833,904	$2,117,182	$1,622,830

Property and equipment, net by geographic area were as follows (in thousands):

	June 30, 2020	December 31, 2019
North America(3)	$313,270	$269,754
EMEA(2)	150,684	118,399
Asia Pacific and other	83,299	79,932
Property and equipment, net	$547,253	$468,085

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and six months ended June 30, 2020 and 2019.
(2)Europe, the Middle East and Africa.
(3)Property and equipment, net attributed to the United States were 74% and 73% of property and equipment, net attributable to North America as of June 30, 2020 and December 31, 2019, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Digital workflow products	$886,239	$675,054	$1,753,524	$1,313,711
ITOM products	129,289	105,935	256,706	207,264
Total subscription revenues	$1,015,528	$780,989	$2,010,230	$1,520,975
Our digital workflow products include the Now Platform, Now IT Service Management, Now IT Business Management, Now DevOps, Now IT Asset Management, Now Security Operations, Now Integrated Risk Management, Now HR Service Delivery, Now Customer Service Management, and Now Field Service Management, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis. In previously issued consolidated financial statements, we referred to digital workflow products as “service management products.”

(18) Subsequent Events

On July 1, 2020, we completed the acquisition of Sweagle, a Belgium-based configuration data management company, by acquiring all issued and outstanding shares for approximately $25 million in an all-cash transaction to extend our Development Operations and ITOM management capabilities. We are currently evaluating the purchase price allocation for this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in the Annual Report on Form 10-K dated as of, and filed with the Securities and Exchange Commission (the SEC), on February 20, 2020 (File No. 001-35580). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business, future financial performance and general economic conditions due to the current COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 11,901 as of June 30, 2020 from 9,382 as of June 30, 2019.

In December 2019, a novel strain of Coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (the “WHO”) declared the outbreak a “Public Health Emergency of International Concern.” In February 2020, the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020, the WHO characterized the COVID-19 as a pandemic. The COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, and impacted our business and results of operations. As of the filing date, the extent to which the COVID-19 pandemic may continue to impact our business and future financial condition or results of operations remains uncertain. We are continuing to monitor the actual and potential effects of the COVID-19 pandemic across our business. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all, and could cause our future results of operations to vary significantly from period to period. If we experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including: the duration and spread of the outbreak; government responses, including the effectiveness, extent and duration of mitigation efforts such as “shelter in place” and similar directives; impact on our customers, sales cycles and ability to generate new business; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees mainly in our general and administrative functions; and effect on our partners, vendors and supply chains; all of which are highly uncertain and difficult to predict.

In response to the COVID-19 pandemic, we focused on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. In the first quarter of 2020, we released four Emergency Response Apps to help customers navigate the COVID-19 pandemic management. In the second quarter of 2020, we released Safe Workplace Apps, a four-app suite and dashboard, designed to help companies manage the essential steps for returning employees to the workplace and to support their health and safety. Additionally, we canceled our in-person, annual Knowledge user conference (“Knowledge”) and replaced it with a digital event experience and postponed our Financial Analyst Day. In the first quarter of 2020, we also temporarily closed most of our offices and encouraged our employees to work remotely. These changes remain in effect in the third quarter of 2020 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 964 and 764 customers with ACV greater than $1 million as of June 30, 2020 and 2019, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

Remaining performance obligations. Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. RPO excludes contracts that are billed in arrears, such as certain time and materials contracts, as we apply the “right to invoice” practical expedient under relevant accounting guidance.

As of June 30, 2020, our RPO was $7.0 billion and we expect to recognize revenues on approximately 51% of these RPO over the following 12 months, with the balance to be recognized thereafter. Factors that may cause our RPO to vary from period to period include the following:

•Foreign currency exchange rates. While a majority of our contracts have historically been in U.S. Dollars, an increasing percentage of our contracts in recent periods has been in foreign currencies, particularly the Euro and British Pound Sterling. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, as of the balance sheet date will cause variability in our RPO.

•Mix of offerings. In a minority of cases, we allow our customers to host our software by themselves or through a third-party service provider. In self-hosted offerings, we recognize a portion of the revenue upfront upon the delivery of the software and as a result, such revenue is excluded from RPO.

•Subscription start date. From time to time, we enter into contracts with a subscription start date in the future and these amounts are included in RPO if such contracts are signed by the balance sheet date.

•Timing of contract renewals. While customers typically renew their contracts at the end of the contract term, from time to time, customers may do so either before or after the scheduled expiration date. For example, in cases where we are successful in selling additional products or services to an existing customer, a customer may decide to renew its existing contract early to ensure that all its contracts expire on the same date. In other cases, prolonged negotiations or other factors may result in a contract not being renewed until after it has expired.

•Contract duration. While we typically enter into multi-year subscription services, the duration of our contracts varies. We sometimes also enter into contracts with durations that have a 12-month or shorter term to enable the contracts to co-terminate with the existing contract. Additionally, we may see a reduction in contract duration as a result of the COVID-19 pandemic. The contract duration will cause variability in our RPO.

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

	Six Months Ended June 30,		% Change
	2020	2019

	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$859,622	$604,583	42%
Purchases of property and equipment	(193,671)	(97,020)	100%
Free cash flow(1)	$665,951	$507,563	31%
(1)Free cash flow for the six months ended June 30, 2020 includes the effect of $2 million relating to the repayments of convertible senior notes attributable to debt discount.

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. A calculation of billings is provided below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$1,070,842	$833,904	28%	$2,117,182	$1,622,830	30%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	8,374	37,111	(77%)	65,224	105,716	(38%)
Total billings	$1,079,216	$871,015	24%	$2,182,406	$1,728,546	26%
(1)As presented on or derived from our condensed consolidated statements of cash flows.

Billings consists of amounts invoiced for subscription contracts with existing customers, renewal contracts, expansion contracts, contracts with new customers, and contracts for professional services and training. Factors that may cause our billings results to vary from period to period include the following:
•Billings duration. While we typically bill customers annually for our subscription services, customers sometimes request, and we accommodate, billings with durations less than or greater than the typical 12-month term.

•Contract start date. From time to time, we enter into contracts with a contract start date in the future, and we exclude these amounts from billings as these amounts are not included in our consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

•Foreign currency exchange rates. While a majority of our billings have historically been in U.S. Dollars, an increasing percentage of our billings in recent periods has been in foreign currencies, particularly the Euro and British Pound Sterling. Fluctuations in foreign currency exchange rates and volatility in the market, including those resulting from the COVID-19 pandemic, will cause variability in our billings.

•Timing of contract renewals. While customers typically renew their contracts at the end of the contract term, from time to time customers may do so either before or after the scheduled expiration date. For example, in cases where we are successful in selling additional products or services to an existing customer, a customer may decide to renew its existing contract early to ensure that all its contracts expire on the same date. In other cases, prolonged negotiations or other factors may result in a contract not being renewed until after it has expired.

•Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both the terms of our commission plans which incentivize our direct sales force to meet their annual quotas by December 31 and large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings, unless such amounts have been paid as of the balance sheet date. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. Further, the seasonal factors could be heightened due to the impact of the current gross domestic product contraction and other impacts unknown at this time on our customers and sales cycles caused by the COVID-19 pandemic.

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

Foreign currency rate fluctuations had an unfavorable impact of $13 million and $26 million on billings for the three and six months ended June 30, 2020, respectively. Changes in billings duration did not have a material impact for each of the three and six months ended June 30, 2020.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Additionally, starting in 2020, we simplified our methodology related to contracts less than 12 months to derive ACV used to calculate renewal rate. Previously disclosed renewal rates may be restated to reflect such adjustments or methodology simplification to allow for comparability. While the previously disclosed renewal rates for the three and six months ended June 30, 2019 were restated due to the methodology simplification to allow for comparability, there were no material changes to such previously disclosed renewal rates. Our renewal rate was 97% for each of the three and six months ended June 30, 2020, and 98% for each of the three and six months ended June 30, 2019. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 81% of our total revenues for each of the three and six months ended June 30, 2020, and 83% and 82% for the three and six months ended June 30, 2019, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 11% for each of the three and six months ended June 30, 2020, and 16% and 15% for the three and six months ended June 30, 2019, respectively.

 Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales and marketing expenses also include the amortization of commissions paid to our sales employees, including related payroll taxes and fringe benefits. From time to time, third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are generally 10% of the customer’s net new ACV. We defer referral fees paid as they are considered incremental selling costs associated with acquiring customer contracts, and include the amortization of these referral fees in sales and marketing expense. In addition, sales and marketing expenses include branding expenses, expenses offset by proceeds related to Knowledge, other marketing program expenses, which include events other than Knowledge, and costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2020. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Revenues:
Subscription	$1,015,528	$780,989	30%	$2,010,230	$1,520,975	32%
Professional services and other	55,314	52,915	5%	106,952	101,855	5%
Total revenues	$1,070,842	$833,904	28%	$2,117,182	$1,622,830	30%
Percentage of revenues:
Subscription	95%	94%		95%	94%
Professional services and other	5%	6%		5%	6%
Total	100%	100%		100%	100%

Subscription revenues increased $235 million and $489 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, primarily driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $45 million and $41 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended June 30, 2020 and 2019, respectively, and $112 million and $84 million during the six months ended June 30, 2020 and 2019, respectively.

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

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2020 are based on foreign exchange rates as of June 30, 2020.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Digital workflow products	$886,239	$675,054	31%	$1,753,524	$1,313,711	33%
ITOM products	129,289	105,935	22%	256,706	207,264	24%
Total subscription revenues	$1,015,528	$780,989	30%	$2,010,230	$1,520,975	32%

Our digital workflow products include the Now Platform, Now IT Service Management, Now IT Business Management, Now DevOps, Now IT Asset Management, Now Security Operations, Now Integrated Risk Management, Now HR Service Delivery, Now Customer Service Management, and Now Field Service Management, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis. In previously issued consolidated financial statements, we referred to digital workflow products as “service management products.”

Professional services and other revenues increased $2 million and $5 million during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2020 to increase in absolute dollars. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Cost of revenues:
Subscription	$171,934	$135,479	27%	$331,655	$262,068	27%
Professional services and other	61,005	62,668	(3%)	124,650	122,331	2%
Total cost of revenues	$232,939	$198,147	18%	$456,305	$384,399	19%
Gross profit (loss) percentage:
Subscription	83%	83%		84%	83%
Professional services and other	(10%)	(18%)		(17%)	(20%)
Total gross profit percentage	78%	76%		78%	76%
Gross profit	$837,903	$635,757		$1,660,877	$1,238,431

Cost of subscription revenues increased $36 million and $70 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. The increase was primarily due to increased headcount and increased costs to support the growth of our subscription offerings. Personnel-related costs including stock-based compensation and overhead expenses increased by $15 million and $32 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. Depreciation expense relating to data center hardware and software and maintenance costs to support the expansion of our data center capacity increased by $16 million and $31 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. In addition, amortization of intangibles increased by $6 million and $9 million for the three and six months ended June 30, 2020, respectively, compared to the same period in the prior year as a result of acquisitions.

We expect our cost of subscription revenues to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances. However, we continue to monitor the COVID-19 pandemic carefully and its impact on our customers.

Our subscription gross profit percentage was 83% and 84% for the three and six months ended June 30, 2020, respectively, compared to 83% for each of the three and six months ended June 30, 2019. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2020 compared to the year ended December 31, 2019. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues remained relatively flat for each of the three and six months ended June 30, 2020, as compared to the same periods in the prior year, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation offset by a decrease in third-party implementation costs as we continue to invest and deploy our internal professional service organization and increase their utilization and a reduction in travel expenses a result of travel restrictions due to the COVID-19 pandemic.

Our professional services and other gross loss percentage decreased to 10% and 17% for the three and six months ended June 30, 2020, respectively, from 18% and 20% for the three and six months ended June 30, 2019, respectively, driven by the increased utilization of our internal professional services organization and the reduction in certain travel expenses, both of which are expected to continue for the remainder of the year. As such, we expect our professional services and other gross loss percentage to decrease for the year ending December 31, 2020 compared to the year ended December 31, 2019.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$426,519	$393,895	8%	$867,753	$755,304	15%
Percentage of revenues	40%	47%		41%	47%

Sales and marketing expenses increased $33 million and $112 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $56 million and $107 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. Amortization expenses associated with deferred commissions and third-party referral fees increased $13 million and $22 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding expenses and costs associated with purchasing advertising and market data, increased by $11 million during the six months ended June 30, 2020 compared to the same period in the prior year.

Amid the ongoing regulatory restrictions imposed by governments worldwide in response to the COVID-19 pandemic, we temporarily closed most of our offices to ensure the well-being and safety of our global employees, office staff and communities, and encouraged our employees to work remotely and limit travel. Further, in response to the pandemic, we canceled Knowledge and other events and either replaced them with digital events or postponed them to future periods. As a result, expenses related to Knowledge, net of proceeds, decreased $18 million and $11 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. Additionally, travel expenses decreased by $21 million and $25 million as a result of travel restrictions due to the COVID-19 pandemic for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year.

Given the unprecedented nature of this pandemic and the uncertainty around its duration, we expect sales and marketing expenses to decrease as a percentage of total revenues given the reduction in certain travel expenses and cancellation of live events that has occurred during each of the three and six months ended June 30, 2020 and is expected to continue for the remainder of the year ending December 31, 2020. However, we intend to continue to expand our direct sales organization, increase our marketing activities, grow our international operations and build brand awareness and expect sales and marketing expenses to increase in absolute dollars for the year ending December 31, 2020 compared to the year ended December 31, 2019.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Research and development	$245,081	$183,420	34%	$471,738	$355,942	33%
Percentage of revenues	23%	22%		22%	22%

Research and development expenses increased $62 million and $116 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $57 million and $109 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The remaining increase for the three and six months ended June 30, 2020 was primarily due to increases in hosting costs and data center related depreciation costs to support research and development activities.

We expect research and development expenses for the year ending December 31, 2020 to increase in absolute dollars as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform, and slightly increase as a percentage of total revenues compared to the year ended December 31, 2019.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
General and administrative	$104,037	$85,442	22%	$209,785	$169,898	23%
Percentage of revenues	10%	10%		10%	10%

General and administrative expenses increased $19 million and $40 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $18 million and $34 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. In March 2020, we amended the employment agreement with our Chief Executive Officer and paid $4 million to restore the benefit of certain non-competition payments our Chief Executive Officer was entitled to receive from his prior employer.

We expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2020 as we continue to hire new employees, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019.

Stock-based Compensation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Cost of revenues:
Subscription	$24,960	$19,117	31%	$46,484	$35,139	32%
Professional services and other	12,791	10,951	17%	24,803	20,882	19%
Operating expenses:
Sales and marketing	78,967	69,229	14%	149,127	131,359	14%
Research and development	70,163	50,041	40%	129,066	93,623	38%
General and administrative	29,959	22,422	34%	55,645	48,207	15%
Total stock-based compensation	$216,840	$171,760	26%	$405,125	$329,210	23%
Percentage of revenues	20%	21%		19%	20%

Stock-based compensation increased $45 million and $76 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2020, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2020 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% and 35% of total revenues for the three months ended June 30, 2020 and 2019, respectively, and 34% of total revenues for each of the six months ended June 30, 2020 and 2019.

Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our revenues for the each of the three and six months ended June 30, 2020. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and six months ended June 30, 2020 at the exchange rates in effect for the three and six months ended June 30, 2019 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $12 million and $23 million higher, respectively. The impact from the foreign currency movements from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had a favorable impact on our cost of revenues and sales and marketing expenses for each of the three and six months ended June 30, 2020. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and six months ended June 30, 2020 at the exchange rates in effect for the three and six months ended June 30, 2019 rather than the actual exchange rates in effect during the period, our reported cost of revenues would have been $4 million and $6 million higher for the three and six months ended June 30, 2020, respectively. Our sales and marketing expenses would have been $4 million and $8 million higher for the three and six months ended June 30, 2020, respectively. The impact from the foreign currency movements from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 was not material to research and development expenses and general and administrative expenses.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Interest expense	$(8,488)	$(8,269)	3%	$(17,058)	$(16,437)	4%
Percentage of revenues	(1%)	(1%)		(1%)	(1%)

Interest expense increased for the three and six months ended June 30, 2020 compared to the same period in the prior year primarily due to amortization expense of debt discount and issuance costs related to the 2022 Notes. For the year ending December 31, 2020, we expect to incur approximately $17 million in amortization expense of debt discount and issuance costs related to the 2022 Notes.

Interest Income and Other Income, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Interest income	$10,475	$14,427	(27%)	$24,488	$26,933	(9%)
Foreign currency exchange gain (loss), net of derivative contracts	(3,346)	1,437	NM	(9,891)	1,314	NM
Other	1,123	3,090	(64%)	1,252	3,132	(60%)
Interest income and other income, net	$8,252	$18,954	(56%)	$15,849	$31,379	(49%)
Percentage of revenues	1%	2%		1%	2%
NM - Not meaningful.

Interest income and other income, net decreased $11 million and $16 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, primarily driven by the foreign currency exchange loss, net of derivative contracts of $3 million and $10 million for the three and six months ended June 30, 2020, respectively, compared to a foreign currency exchange gain, net of derivative contracts of $1 million for each of the three and six months ended June 30, 2019. Additionally, interest income decreased compared to the same periods in the prior year due to cuts in interest rates and change in our investment strategy to higher quality bonds with shorter duration in response to the global market disruptions and uncertainties resulting from the COVID-19 pandemic.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Income (loss) before income taxes	$62,030	$(16,315)	NM	$110,392	$(27,771)	NM
Provision for (benefit from) income taxes	21,264	(5,236)	NM	21,395	(15,147)	NM
Effective tax rate	34%	32%		19%	55%
NM - Not meaningful.

Our income tax expense was $21 million for each of the three and six months ended June 30, 2020. For the three months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States and the intercompany sale of certain intellectual property rights. For the six months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Our income tax benefit was $5 million and $15 million for the three and six months ended June 30, 2019, respectively, primarily attributable to foreign taxes and the mix of earnings and losses in countries with differing statutory tax rates.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe that they have not had a material impact on our provision for income taxes for the three months ended June 30, 2020.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of June 30, 2020, we had $2.3 billion in cash and cash equivalents and short-term investments, of which $261 million represented cash held by foreign subsidiaries and $190 million is denominated in currencies other than U.S. Dollar. In addition, we had $0.8 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrants transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 through June 30, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. During the six months ended June 30, 2020, we paid cash to settle $18 million in principal of the 2022 Notes. Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate amount of approximately $23 million in principal of the 2022 Notes during the third quarter of 2020. We may receive additional conversion requests that require settlement in the third quarter of 2020.

During the six months ended June 30, 2019, we issued 4.3 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants. The 2018 Warrants were no longer outstanding as of June 30, 2019. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. As the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. However, we anticipate our current cash, cash equivalents and investment balances and anticipated cash flows generated from operations based on our current business plan and revenue prospects will be sufficient to meet our liquidity needs, including the repayment of any early conversions of our 2022 Notes, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of property and equipment, intangibles, and investments in office facilities, to accommodate our operations for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business or repay our 2022 Notes at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$859,622	$604,583
Net cash used in investing activities	(628,109)	(403,390)
Net cash used in financing activities	(163,239)	(184,319)
Net increase in cash, cash equivalents and restricted cash, net of foreign currency effect	63,412	18,160

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

Net cash provided by operating activities was $860 million for the six months ended June 30, 2020 compared to $605 million for the six months ended June 30, 2019. The increase in operating cash flow was primarily due to an increase in net income compared to net loss during the same period in the prior year and an increase in adjustments for non-cash items to reconcile net income (loss) to net cash provided by operations, driven by increase in stock-based compensation from increased headcount and depreciation and amortization from increased capital expenditures to support the business growth offset by the unfavorable impact on operating cash flow from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $628 million compared to $403 million for the six months ended June 30, 2019. The increase in cash used in investing activities was mainly due to an $83 million increase in cash outflow for business combinations, a $50 million increase in net purchases of investments and a $97 million increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $163 million for the six months ended June 30, 2020 compared to $184 million for the six months ended June 30, 2019. The decrease in cash used in financing activities is primarily due to an increase in proceeds from employee stock plans by $28 million and a $9 million decrease in taxes paid related to net share settlement of equity awards partially offset by the repayment of the 2022 Notes of $16 million.

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

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic will continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. A recession, depression or other sustained adverse market events resulting from the spread of the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

Some customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, hospitality, retail and energy, have reduced their IT spending or delayed their digital transformation initiatives and if more customers or potential customers similarly do so, our business could be materially and adversely impacted. If we experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially and adversely impacted.

In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters) around the world, encouraged our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. For example, we canceled our in-person, annual Knowledge conference and replaced it with a digital event experience and postponed our Financial Analyst Day. Certain costs incurred in preparation for these events could not be recovered. Additionally, our efforts to re-open our offices safely may not be successful, could expose our personnel to health risks and could involve additional costs. The COVID-19 pandemic may have a long-term effect on the nature of our office environment and remote working, which may present operational challenges that may adversely affect our business.

The COVID-19 pandemic has impacted our business, and, as a result, in our Q1 2020 earnings we revised our external guidance to investors as to our expectations of our financial performance for the full year 2020 to account for impacts that have occurred and further expected impacts. If the COVID-19 pandemic continues or worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include continued business closures in impacted areas, further or continued restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees mainly in our general and administrative functions. The COVID-19 pandemic could also impact our data center operations, including potential disruptions to the supply chain of hardware needed to maintain these third-party systems, and primary vendors we rely on for products and services that allow our employees to work remotely. Additionally. in the event that internal performance metrics under our short-term and long-term incentive programs are not met due to negative economic conditions arising from the COVID-19 pandemic, these programs may not pay competitively and we may face greater challenges in retaining key employees. Further, we may experience increased cyberattacks and security challenges as our global employee base and vendors and other third parties work remotely on less secure systems.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak; government responses to the COVID-19 pandemic, including the effectiveness, extent and duration of efforts to limit the spread and impact of the disease, such as “shelter in place” and similar government directives; impact on our customers, sales cycles and ability to generate new business; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are highly uncertain and cannot be predicted. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods, if at all, and could cause our future results of operations to vary significantly from period to period. In addition the global macroeconomic effects of the COVID-19 pandemic and related impacts to our customers and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.

In addition, we have seen significant volatility in the global markets, as well as significant interest rate and foreign currency volatility. As a result, the trading prices for our common stock and other S&P 500 and technology companies have been highly volatile, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic. The effects of the COVID-19 pandemic also may heighten many of the other risks described in this ‘‘Risk Factors’’ section.

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
•vendors of infrastructure-as-a-service, platform-as-a-service and development operations; and
•established and emerging cloud vendors.

Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to ours. As our offerings have become more widely adopted and successful in the market, more competitors are developing offerings to compete with ours. Many of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships (including at the executive level of large enterprises where decision-making authority is held), larger marketing budgets and greater resources than we do. While we believe that our platform and products can largely be complementary to large and established systems that traditionally operate as “systems of record,” competitors may try to enter our space. They may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements and buying practices. They may utilize acquisitions, integrations or consolidations to offer integrated or bundled products, enhanced functionality or other advantages. They may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions, causing our products to appear relatively more expensive. They may also invest in industry-specific solutions that purport to provide a unique solution for that industry. Other potential competitors not currently offering competitive products may expand their services to compete with our services, or we may shift our products and services to compete with current and future competitors in adjacent markets. We have in the past expanded, and we expect to continue to expand the breadth of our services to include offerings in new markets and the use of our platform by developers of custom applications. As a result, we expect increasing competition from platform vendors and application development vendors focused on these other markets. Smaller competitors and new entrants may accelerate pricing pressures, including in the IT service management (“ITSM”) market, which is our more mature offering and from which we derive a large portion of our revenues. For all of these reasons, we may not be able to compete successfully, and competition could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain market acceptance, any of which could harm our business.

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

National and local governments or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, the use of data in contexts referred to as artificial intelligence and machine learning, and data sovereignty requirements concerning the location of data centers that store and process data. As a cloud based service provider, we optimize performance of our products and services by utilizing data centers that may be located in different political jurisdictions. In addition, we utilize data concerning the use of our products and services to continually improve our offering. Changing laws, regulations and standards applying to the collection, use, sharing, transfer or other processing of data, including personal data, could affect our ability to develop our products and services to maximize their utility, as well as our customers’ ability to use data or share data with service providers. Such changes may restrict our ability to use, store or otherwise process data of our customers in connection with providing and supporting our services. In some cases, this could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. Examples of recent changes include:

•In 2016, the European Union (the “EU”) adopted the General Data Protection Regulation (the “GDPR”), which took effect in May 2018 and established new requirements applicable to the handling of personal data. The particular obligations imposed by GDPR are subject to interpretation, and different regulators may interpret requirements inconsistently.
•On July 16, 2020, the European Court of Justice gave its ruling in the case of Max Schrems v. Facebook Ireland Limited, invalidating the Privacy Shield framework. However, the Standard Contractual Clauses (the “SCCs”) remain lawful mechanisms for transferring personal data from the EU to the US and other third countries deemed to have inadequate protection for the personal information of citizens of the EU by the European Commission. Accordingly, while we believe there will not be any material impact to our business, we continue to monitor for any impacts and developments as a result of this ruling.
•In January 2020, the California Consumer Privacy Act (the “CCPA”) in the US took effect and broadly defines personal information and provides California consumers increased privacy rights and protections. The CCPA, among other things, affords California consumers new abilities to opt out of certain sales of personal information. On June 1, 2020, the California Attorney General submitted the final implementing regulations for review to the Office of Administrative Law and enforcement of the CCPA began on July 1, 2020. In addition, other nations and U.S. states (including California) and the federal government have discussed, are passing or may pass future legislation similar to the GDPR and/or the CCPA, or with other data localization or sovereignty requirements.
•Both US and non-US governments are considering the use of artificial intelligence and machine learning in both consumer and business contexts and whether there is any need for regulation in these areas.

The costs of compliance with, and other obligations imposed by, the GDPR the CCPA and other privacy, data residency and data transfer laws, regulations and standards may cause us to incur substantial operational costs or require us to modify our data handling practices and/or policies, may limit the development, use and adoption of our services and reduce overall demand for our services. In addition, non-compliance could result in proceedings or investigations against us by regulatory authorities or others, lead to significant fines of up to 4% of our worldwide annual revenue or reputational harm and may otherwise adversely impact our business, financial condition and operating results. Changes in our developed or acquired products and how such products utilize data could alter or increase our compliance requirements. As a result, our innovation and business drivers in developing or acquiring new and emerging technologies and the demand for our products could be impacted.

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

We provide products and services to the U.S. government, state and local governments and heavily-regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in the federal, state and local government sectors. This includes obtaining additional cloud security certification requirements for the ServiceNow GovCommunityCloud, such as the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) High Impact Provisional Authority to Operate (“P-ATO”) from the Joint Authorization Board, and the U.S. Department of Defense Impact Level 4 P-ATO in the Security Requirements Guide for cloud computing by the Defense Information Systems Agency. However, government certification requirements may change, or we may be unable to achieve or sustain one or more government certifications, including those mentioned above. As a result, our ability to sell into the government sector could be restricted until we obtain such certifications.

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

Sales outside of North America represented 34% and 35% of our total revenues for the three months ended June 30, 2020 and 2019, respectively, and 34% of total revenues for each of the six months ended June 30, 2020 and 2019. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues. The failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and subjects us to different regulatory, political and economic risks from those in the United States (the “US”). We have made, and will continue to make, substantial investments in data centers, cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments. We may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor affecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased or changing regulations and operational and intellectual property risks, as compared to North America, Australia and Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including hiring qualified sales management personnel, penetrating the target market, anticipating and ensuring compliance with regulatory developments, and managing foreign operations in such locales.

Risks inherent with making our products and services available in international markets include without limitation:

•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, requirements to have local partner(s), local entity ownership limitations, technology transfer or sharing requirements, data residency and transfer laws and regulations, privacy and data protection laws and regulations, including the GDPR;
•compliance by us and our business partners with international bribery and anti-corruption laws, including the UK Bribery Act and the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”);
•the risk that illegal or unethical activities of our local employees or business partners will be attributed to or result in liability to us or damage to our reputation;
•longer and potentially more complex sales and accounts receivable payment cycles and other collection difficulties;
•tax treatment of revenues from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;
•different pricing and distribution environments;
•foreign currency fluctuations, which may cause transactional and translational remeasurement losses;

•potential changes in international trade policies, tariffs, agreements and practices, including the adoption and expansion of formal or informal trade restrictions or regulatory frameworks favoring local competitors;
•potential threatening state-sponsored actions, including cybersecurity threats directed at local data centers, customers or end-users;
•local business practices and cultural norms that may favor local competitors;
•localization of our services, including translation into foreign languages and associated expenses; and
•natural disasters, acts of war, terrorism or pandemics, including the COVID-19 pandemic.

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

We have acquired or invested in companies and technologies in the past as part of our business strategy and may continue to evaluate and execute potential strategic transactions, including acquisitions of or investments in businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our service offerings, functionality or our ability to provide services in international locations, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Although we conduct reasonably extensive due diligence with each of the entities we engage for a strategic transaction, our due diligence efforts may not reveal every material concern that may exist either with respect to the target entity or our assumptions surrounding the resulting combination. These strategic transactions involve numerous risks, including:

•assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies;
•failing to achieve the expected benefits of the acquisition or investment;
•potential loss of key employees of the acquired company;
•inability to maintain relationships with customers and partners of the acquired business;
•potential adverse tax consequences;
•disruption to our business and diversion of management attention and other resources;
•potential financial and credit risks associated with acquired customers;
•dependence on acquired technologies or licenses for which alternatives may not be available to us without significant cost or complexity;
•in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency and regulatory risks associated with specific countries;
•increased data privacy or security compliance requirements resulting from integrating the acquired technology or company with ours;
•impairment to our investments if our investees are unable to obtain future funding on favorable terms or at all, including due to the COVID-19 pandemic; and
•potential unknown liabilities associated with the acquired businesses.

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

Our operating results may vary significantly from period to period as a result of various factors, some of which are beyond our control. For any quarterly or annual period, there is a risk that our financial performance will not meet the financial guidance we have previously given for that period, or that we may otherwise fail to meet the financial performance expectations of the securities analysts who issue reports on our company and our common stock price, or of investors in our common stock. There is also a risk that we may issue forward-looking financial guidance for a quarterly or annual period that fails to meet the expectations of such securities analysts or investors. If any of the foregoing occurs, for any reason, either within or outside of our control, the price of our common stock could decline substantially and investors in our common stock could incur substantial losses. Some of the important factors that may cause our financial performance to vary widely, or cause our forward-looking financial guidance to fall below the expectations of such securities analysts or investors, include:

•our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;
•changes in our mix of products and services, including changes in our mix of cloud and self-hosted offerings, market penetration of our products, or use of our products by our customers;
•our ability to increase sales of certain new products;
•volatility in foreign currency exchange rates and our ability to effectively hedge our foreign currency exposure;
•the rate of expansion, retention and productivity of our sales force;
•the number of new employees added;
•the cost, timing and management effort for our development of new products and services;
•general economic conditions that may adversely affect our customers’ or a prospective customers’ purchasing decisions;
•the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;
•seasonality in terms of when we enter into customer agreements;
•the length and complexity of the sales cycle and certification process for our services, especially for sales to larger enterprises, government and regulated organizations;
•changes in the size and complexity of our customer relationships;

•changes to our management, sales and account management teams as we scale and as a result of evolving business priorities;
•changes in our or our competitors’ pricing policies;
•significant security breaches, technical difficulties or interruptions of our services;
•new solutions or products introduced by our competitors;
•changes in effective tax rates;
•changes in the average contract term of our customer agreements, timing of renewals, renewal rates, expansion within our existing customers and billings duration;
•the timing of customer payments and payment defaults by customers;
•extraordinary expenses such as litigation costs or damages, including settlement payments;
•the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;
•changes in laws or regulations impacting the delivery of our services;
•our ability to comply with privacy laws and regulations, including the GDPR and the CCPA;
•significant litigation or regulatory actions relating to claims of intellectual property infringement, violation of privacy laws, employment matters or any other significant matter;
•the amount and timing of equity awards and the related financial statement expenses;
•the impact of new accounting pronouncements; and
•our ability to accurately estimate the total addressable market for our products and services.

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

We may incur losses in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) during future periods.

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

In 2020, for example, the COVID-19 global pandemic, the growth rate in the EU, China, or the US, tariffs or trade relations between the US and China or other countries, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, in connection with Britain’s exit from the EU in January 2020 (“Brexit”), the impact of the UK’s exit from the EU is still to be fully seen, with the applicable trade agreement to be negotiated before December 2020, or a type of “no-deal” exit would occur. This could be harmful to both the U.K. and E.U. economies and businesses operating there.

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

In 2018, we began using derivative instruments, such as foreign currency forwards, to hedge certain exposures to fluctuations in certain foreign currency exchange rates. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. Further, unanticipated changes in currency exchange rates may result in poorer overall financial performance than if we had not engaged in any such hedging transactions. Moreover, for a number of reasons, including our limited experience with these hedging contracts, we may not seek or be able to establish a perfect correlation between such hedging instruments and the exposures being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge, and could expose us to a greater overall risk of loss than if we had not hedged.

Risks Related to Our Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes due 2022 (the 2022 Notes) in cash or to repurchase the 2022 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2022 Notes.

Holders of the 2022 Notes have the right to require us to repurchase all or a portion of their 2022 Notes upon the occurrence of a fundamental change (as defined in the indenture for the 2022 Notes (the “Indenture”)) at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, if a make-whole fundamental change (as defined in the Indenture) occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such make-whole fundamental change. Upon conversion of the 2022 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 2022 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2022 Notes surrendered therefor or pay cash with respect to the 2022 Notes being converted. We may also enter into agreements to repurchase portions of the 2022 Notes prior to their maturity. This may impact the liquidity and trading price of the remaining 2022 Notes.

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

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the “Conversion Condition”). The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through June 30, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. During the six months ended June 30, 2020, we paid cash to settle $18 million in principal amount of the 2022 Notes. Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate amount of approximately $23 million in principal of the 2022 Notes during the third quarter of 2020. We may receive additional conversion requests that require settlement in the third quarter of 2020. Global economic uncertainty and market volatility, such as due to the ongoing COVID-19 pandemic, has affected when such conversion requests have settled and may continue to affect when such conversion requests will settle. If more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we currently intend to settle all of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes, we entered into convertible note hedge (the “2022 Note Hedge”) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the “2022 Warrants”). The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as applicable. The 2022 Warrant transactions could have a dilutive effect to the extent that our stock price exceeds the exercise price of the 2022 Warrants, which is $203.40. As the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60-trading day period beginning on the first expiration date of the 2022 Warrants, which will be September 1, 2022. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the 2022 Warrants. To the extent we repurchase the 2022 Notes, we may accelerate the issuance of shares underlying the 2022 Warrants. Based on the volume-weighted average stock price on June 30, 2020, the total number of shares of our common stock to be issued upon the automatic exercise of the 2022 Warrants would be approximately 2.9 million. The actual number of shares of our common stock issuable upon the automatic exercise of the 2022 Warrants, if any, is unknown at this time. Refer to Note 10 in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Our stock price has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, technology companies in general have highly volatile stock prices, and the volatility in stock price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting our stock price, some of which are beyond our control, include:

•changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to cover our common stock;
•announcements of new products, services or technologies, new applications or enhancements to services, strategic alliances, acquisitions, or other significant events by us or by our competitors;
•fluctuations in the valuation of companies, such as high-growth or cloud companies, investors perceive to be comparable to us;
•changes to our management team;
•trading activity by directors, executive officers and significant stockholders, or the market’s perception that large stockholders intend to sell their shares;
•the inclusion, exclusion, or deletion of our stock from any trading indices, such as the S&P 500 Index;
•the size of our market float;
•the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the 2022 Notes or in connection with the 2022 Note Hedge and 2022 Warrant transactions;
•the economy as a whole, market conditions in our industry, and the industries of our customers; and
•overall performance of the equity markets.

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

Our restated certificate of incorporation, as amended, and restated bylaws contain provisions that could depress our stock price by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•have established a classified board so that not all members of our board are elected at one time, although our board will be fully declassified by our 2023 annual meeting of shareholders;
•permit the board to establish the number of directors;
•provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our shareholders;
•require super-majority voting to amend some provisions in our certificate of incorporation, as amended, and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a shareholder rights plan;
•do not permit our shareholders to call special meetings of shareholders;
•prohibit shareholder action by written consent, which requires all shareholder actions to be taken at a meeting;
•provide that the board is expressly authorized to make, alter or repeal our restated bylaws; and

•establish advance notice requirements for nominations for election to our board or proposing matters that can be acted upon by shareholders at annual shareholder meetings (though our restated bylaws have shareholder proxy access).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation, as amended	8-K	001-35580	3.1	6/19/2020

3.2	Restated Bylaws	8-K	001-35580	3.2	6/19/2020

10.1*	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020					X

10.2*	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020					X

10.3*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan, adopted as of April 16, 2020					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*    Indicates a management contract, compensatory plan or arrangement.

** The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICENOW, INC.

Date: July 29, 2020	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2020	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(Principal Accounting Officer)