Form 10-Q
period 2020-09-30
ServiceNow, Inc.
filed 2020-10-29
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2020, there were approximately 195.1 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,348,294	$775,778
Short-term investments	1,603,317	915,317
Accounts receivable, net	631,055	835,279
Current portion of deferred commissions	202,741	175,039
Prepaid expenses and other current assets	181,474	125,488
Total current assets	3,966,881	2,826,901
Deferred commissions, less current portion	374,438	333,448
Long-term investments	1,259,951	1,013,332
Property and equipment, net	564,007	468,085
Operating lease right-of-use assets	457,726	402,428
Intangible assets, net	155,826	143,850
Goodwill	231,949	156,756
Deferred tax assets	620,890	599,633
Other assets	73,791	77,997
Total assets	$7,705,459	$6,022,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,456	$52,960
Accrued expenses and other current liabilities	442,288	461,403
Current portion of deferred revenue	2,274,269	2,185,754
Current portion of operating lease liabilities	67,934	52,668
Total current liabilities	2,835,947	2,752,785
Deferred revenue, less current portion	37,749	40,038
Operating lease liabilities, less current portion	429,661	383,221
Long-term debt	1,705,533	694,981
Other long-term liabilities	22,853	23,464
Total liabilities	5,031,743	3,894,489
Stockholders’ equity:
Common stock	195	189
Additional paid-in capital	2,872,335	2,454,741
Accumulated other comprehensive income	51,575	25,255
Accumulated deficit	(250,389)	(352,244)
Total stockholders’ equity	2,673,716	2,127,941
Total liabilities and stockholders’ equity	$7,705,459	$6,022,430

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Subscription	$1,091,386	$834,910	$3,101,616	$2,355,885
Professional services and other	60,586	50,923	167,538	152,778
Total revenues	1,151,972	885,833	3,269,154	2,508,663
Cost of revenues(1):
Subscription	189,280	139,330	520,935	401,398
Professional services and other	62,424	61,463	187,074	183,794
Total cost of revenues	251,704	200,793	708,009	585,192
Gross profit	900,268	685,040	2,561,145	1,923,471
Operating expenses(1):
Sales and marketing	453,410	362,975	1,321,163	1,118,279
Research and development	268,292	190,099	740,030	546,041
General and administrative	109,234	75,642	319,019	245,540
Total operating expenses	830,936	628,716	2,380,212	1,909,860
Income from operations	69,332	56,324	180,933	13,611
Interest expense	(7,980)	(8,371)	(25,038)	(24,808)
Interest income and other income (expense), net	(35,919)	12,817	(20,070)	44,196
Income before income taxes	25,433	60,770	135,825	32,999
Provision for income taxes	12,575	20,172	33,970	5,025
Net income	$12,858	$40,598	$101,855	$27,974
Net income per share - basic	$0.07	$0.22	$0.53	$0.15
Net income per share - diluted	$0.06	$0.21	$0.50	$0.14
Weighted-average shares used to compute net income per share - basic	193,237	188,074	193,203	185,676
Weighted-average shares used to compute net income per share - diluted	201,861	197,878	202,837	196,739
Other comprehensive income:
Foreign currency translation adjustments	$24,937	$5,507	$22,121	$14,732
Unrealized gain (loss) on investments, net of tax	(3,134)	582	4,199	8,934
Other comprehensive income, net of tax	21,803	6,089	26,320	23,666
Comprehensive income	$34,661	$46,687	$128,175	$51,640

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues:
Subscription	$25,602	$18,880	$72,086	$54,019
Professional services and other	13,054	10,867	37,857	31,749
Operating expenses:
Sales and marketing	78,871	68,712	227,998	200,071
Research and development	74,213	50,636	203,279	144,259
General and administrative	28,189	13,839	83,834	62,046
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2020						Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	191,801	$191	$2,712,090	$(263,247)	$29,772	$2,478,806	187,462	$188	$2,238,782	$(991,566)	$13,542	$1,260,946
Common stock issued under employee stock plans	964	1	58,241	—	—	58,242	1,097	1	41,926	—	—	41,927
Taxes paid related to net share settlement of equity awards	—	—	(122,094)	—	—	(122,094)	—	—	(83,172)	—	—	(83,172)
Stock-based compensation	—	—	220,317	—	—	220,317	—	—	163,085	—	—	163,085
Settlement of 2022 Warrants	2,285	3	(2)	—	—	1	—	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(1,158,172)	—	—	(1,158,172)	—	—	—	—	—	—
Benefit from exercise of 2022 Note Hedge	—	—	1,161,955	—	—	1,161,955	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	21,803	21,803	—	—	—	—	6,089	6,089
Net income	—	—	—	12,858	—	12,858	—	—	—	40,598	—	40,598
Balance at end of period	195,050	$195	$2,872,335	$(250,389)	$51,575	$2,673,716	188,559	$189	$2,360,621	$(950,968)	$19,631	$1,429,473

	Nine Months Ended September 30, 2020						Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	189,461	$189	$2,454,741	$(352,244)	$25,255	$2,127,941	180,175	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199
Cumulative effect adjustment for Topic 842 adoption	—	—	—	—	—	—	—	—	—	(162)	—	(162)
Common stock issued under employee stock plans	3,304	3	149,293	—	—	149,296	4,101	4	105,232	—	—	105,236
Taxes paid related to net share settlement of equity awards	—	—	(360,645)	—	—	(360,645)	—	—	(330,792)	—	—	(330,792)
Stock-based compensation	—	—	626,056	—	—	626,056	—	—	492,352	—	—	492,352
Settlement of 2018 Warrants	—	—	—	—	—	—	4,283	5	(5)	—	—	—
Settlement of 2022 Warrants	2,285	3	(2)	—	—	1	—	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(1,180,927)	—	—	(1,180,927)	—	—	—	—	—	—
Benefit from exercise of 2022 Note Hedge	—	—	1,183,819	—	—	1,183,819	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	26,320	26,320	—	—	—	—	23,666	23,666
Net income	—	—	—	101,855	—	101,855	—	—	—	27,974	—	27,974
Balance at end of period	195,050	$195	$2,872,335	$(250,389)	$51,575	$2,673,716	188,559	$189	$2,360,621	$(950,968)	$19,631	$1,429,473

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$101,855	$27,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,348	179,783
Amortization of deferred commissions	157,191	122,226
Amortization of debt discount and issuance costs	21,986	24,808
Stock-based compensation	625,054	492,144
Deferred income taxes	(6,440)	(2,842)
Repayments of convertible senior notes attributable to debt discount	(68,509)	—
Loss on extinguishment of 2022 Notes	41,657	—
Other	641	(4,621)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	210,275	28,331
Deferred commissions	(221,401)	(158,309)
Prepaid expenses and other assets	(41,696)	(25,569)
Accounts payable	1,792	30,088
Deferred revenue	66,545	135,455
Accrued expenses and other liabilities	(31,224)	(34,707)
Net cash provided by operating activities	1,101,074	814,761
Cash flows from investing activities:
Purchases of property and equipment	(285,327)	(185,889)
Business combinations, net of cash acquired	(107,647)	—
Purchases of intangibles	(6,500)	(37,360)
Purchases of investments	(2,229,085)	(1,255,691)
Sales and maturities of investments	1,298,969	931,453
Realized gains (losses) on derivatives not designated as hedging instruments, net	(763)	21,742
Net cash used in investing activities	(1,330,353)	(525,745)
Cash flows from financing activities:
Net proceeds from borrowings on 2030 Notes	1,481,633	—
Repayments of convertible senior notes attributable to principal	(1,568,866)	—
Net proceeds from unwind of 2022 Note Hedge	1,105,542	—
Proceeds from employee stock plans	142,500	105,227
Taxes paid related to net share settlement of equity awards	(360,670)	(330,802)
Net cash provided by (used in) financing activities	800,139	(225,575)
Foreign currency effect on cash, cash equivalents and restricted cash	2,959	(6,439)
Net increase in cash, cash equivalents and restricted cash	573,819	57,002
Cash, cash equivalents and restricted cash at beginning of period	777,991	568,538
Cash, cash equivalents and restricted cash at end of period	$1,351,810	$625,540
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,348,294	$622,925
Restricted cash included in prepaid expenses and other current assets	3,516	2,615
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,351,810	$625,540
Supplemental disclosures of other cash flow information:
Income taxes paid, net of refunds	$25,416	$15,856
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$79,435	$—
Benefit from exercise of 2022 Note Hedge	78,277	—
Property and equipment included in accounts payable and accrued expenses	26,931	26,566

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2019 is derived from audited financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

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

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase and re-evaluate such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, net of tax, a component of stockholders’ equity, except for credit-related impairment losses for available-for-sale debt securities.

We evaluate our investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether we expect to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in interest income and other income, net in the condensed consolidated statements of comprehensive income. For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $13 million and $11 million, is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other income (expense), net in the condensed consolidated statements of comprehensive income.

Goodwill

We evaluate and test the recoverability of goodwill for impairment at least annually or more frequently if circumstances indicate that goodwill may not be recoverable. We changed the timing of our annual assessment from fourth quarter to third quarter. The Company does not consider this change to be material. We believe the change in timing is preferable as it better aligns with the Company’s closing processes and create efficiency. This change did not delay, accelerate or avoid any impairment charge.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of September 30, 2020, we had one customer, a channel partner, that represented 21% of our accounts receivable balance and no customers that individually exceeded 10% of our total revenues in any of the periods presented. As of December 31, 2019, there were no customers that represented more than 10% of our accounts receivable balance. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

Recently Issued Accounting Pronouncement Pending Adoption

Debt with Conversion Options

In August 2020, the FASB issued new guidance to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. This new standard is effective for our interim and annual periods beginning January 1, 2022 and earlier adoption is permitted. Amendments within this standard are required to be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

Income taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim and annual periods beginning January 1, 2021 and earlier adoption is permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We expect the adoption of the standard will change the methodology of how we allocate interim period tax expense throughout an annual period. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$483,659	$120	$(29)	$483,750
Corporate notes and bonds	2,137,227	12,631	(852)	2,149,006
Certificates of deposit	16,276	15	—	16,291
U.S. government and agency securities	212,948	1,273	—	214,221
Total available-for-sale securities	$2,850,110	$14,039	$(881)	$2,863,268

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$101,416	$83	$(9)	$101,490
Corporate notes and bonds	1,654,166	7,360	(196)	1,661,330
Certificates of deposit	38,007	38	—	38,045
U.S. government and agency securities	127,544	254	(14)	127,784
Total available-for-sale securities	$1,921,133	$7,735	$(219)	$1,928,649

As of September 30, 2020, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

September 30, 2020
Due within 1 year	$1,603,317
Due in 1 year through 5 years	1,259,951
Total	$2,863,268

The following table shows the fair values and the gross unrealized losses of these available-for-sale debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	September 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$164,040	$(29)	$—	$—	$164,040	$(29)
Corporate notes and bonds	709,621	(852)	—	—	709,621	(852)
Total	$873,661	$(881)	$—	$—	$873,661	$(881)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$20,752	$(9)	$—	$—	$20,752	$(9)
Corporate notes and bonds	242,012	(181)	16,264	(15)	258,276	(196)
U.S. government and agency securities	17,806	(14)	—	—	17,806	(14)
Total	$280,570	$(204)	$16,264	$(15)	$296,834	$(219)

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of September 30, 2020.

Strategic Investments

As of September 30, 2020 and December 31, 2019, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $27 million and $22 million, respectively. We classify these assets as Level 3 within the fair value hierarchy only if an impairment or observable adjustment is recognized on these non-marketable equity securities during the period as they are based on observable transaction price at the transaction date of identical or similar investment of the same issuer and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,096,142	$—	$1,096,142
U.S. government and agency securities	—	600	600
Marketable securities:
Commercial paper	—	483,750	483,750
Corporate notes and bonds	—	2,149,006	2,149,006
Certificates of deposit	—	16,291	16,291
U.S. government and agency securities	—	214,221	214,221
Total	$1,096,142	$2,863,868	$3,960,010

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

Our equity investments in privately-held companies are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above.

(5) Business Combinations

On July 1, 2020, we completed the acquisition of Sweagle NV (“Sweagle”) by acquiring all issued and outstanding shares of Sweagle for $25 million in an all-cash transaction in order to extend our NOW DevOps and IT operations management (“ITOM”) capabilities by allowing users and developers to track and manage their IT configuration data. The aggregate purchase price was allocated based on the estimated fair value to intangible assets of $8 million comprised mainly of developed technology of $7 million (to be amortized over a five-year estimated useful life), deferred tax liabilities of $2 million, and goodwill of $19 million.

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

On February 6, 2020, we completed the acquisition of Loom Systems Ltd. (“Loom”) by acquiring all issued and outstanding shares of Loom for $58 million in an all-cash transaction in order to extend our artificial intelligence (“AI”) capabilities for ITOM by providing customers with analytics solutions. The aggregate purchase price was allocated based on the estimated fair value to developed technology intangible assets of $17 million (to be amortized over a five-year estimated useful life), deferred tax liabilities of $4 million and goodwill of $40 million.

For all business combinations, the excess of purchase consideration over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. We believe the goodwill balance associated with these business combinations represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with our offerings. Goodwill arising from these business combinations is not deductible for income tax purposes.

Aggregate acquisition-related costs associated with our business combinations are not material for the nine months ended September 30, 2020 and are included in general and administrative expenses in our condensed consolidated statement of comprehensive income. The results of operations of these business combinations have been included in our condensed consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2019	$156,756
Goodwill acquired	73,784
Foreign currency translation adjustments	1,409
Balance as of September 30, 2020	$231,949

Intangible assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Developed technology	$222,746	$177,746
Patents	58,609	67,730
Other	4,327	3,594
Intangible assets, gross	285,682	249,070
Less: accumulated amortization	(129,856)	(105,220)
Intangible assets, net	$155,826	$143,850

During the nine months ended September 30, 2020, apart from the business combinations described in Note 5, we acquired $7 million of intangible assets in developed technology. The weighted-average useful life for the developed technology acquired during the nine months ended September 30, 2020 was approximately 5 years.

During the nine months ended September 30, 2019, we acquired $37 million of intangible assets, comprising primarily $26 million of developed technology and $11 million in patents. The weighted-average useful lives for the developed technology and patents acquired during the nine months ended September 30, 2019 was approximately 5 and 6 years, respectively.

Amortization expense for intangible assets for the three months ended September 30, 2020 and 2019 was $10 million and $9 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $35 million and $24 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2020 (in thousands):

Years Ending December 31,
Remainder of 2020	$5,259
2021	42,516
2022	38,343
2023	33,127
2024	27,391
Thereafter	9,190
Total future amortization expense	$155,826

(7) Property and Equipment

Property and equipment, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer equipment	$862,782	$680,160
Computer software	67,885	59,511
Leasehold and other improvements	149,235	125,299
Furniture and fixtures	59,705	53,651
Construction in progress	7,297	6,830
Property and equipment, gross	1,146,904	925,451
Less: Accumulated depreciation	(582,897)	(457,366)
Property and equipment, net	$564,007	$468,085

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended September 30, 2020 and 2019 was $58 million and $42 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $160 million and $119 million, respectively.

(8) Derivative Contracts

As of September 30, 2020 and December 31, 2019, we had foreign currency forward contracts with total notional values of $310 million and $358 million, respectively, which are not designated as hedging instruments. Our foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in thousands):

	Condensed Consolidated Balance Sheet Location	September 30, 2020	December 31, 2019
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$756	$2,237
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$3,539	$1,362

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended September 30, 2020 from amounts included in deferred revenue as of June 30, 2020 were $1.0 billion. Revenues recognized during the three months ended September 30, 2019 from amounts included in deferred revenue as of June 30, 2019 were $0.7 billion.

Revenues recognized during the nine months ended September 30, 2020 from amounts included in deferred revenue as of December 31, 2019 were $1.9 billion. Revenues recognized during the nine months ended September 30, 2019 from amounts included in deferred revenue as of December 31, 2018 were $1.4 billion.

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

As of September 30, 2020, the total non-cancelable RPO under our contracts with customers was $7.3 billion and we expect to recognize revenues on approximately 52% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Long-Term Debt

The following table summarizes the carrying value of our outstanding debt (in thousands, except percentages):

	September 30, 2020		December 31, 2019
	2030 Notes	2022 Notes	2022 Notes
Long-term debt
Principal	$1,500,000	$242,727	$782,491
Less: debt issuance cost and debt discount, net of amortization	(18,127)	(19,067)	(87,510)
Net carrying amount	$1,481,873	$223,660	$694,981
Effective interest rate of the liability component - 2022 Notes	4.75%
Effective interest rate - 2030 Notes	1.53%

In accounting for the issuance of the 2022 Notes and the related transaction costs, we separated the 2022 Notes into liability and equity components and recorded $160 million in equity at issuance. The effective interest rates for the 2030 Notes and 2022 Notes include interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable. Total interest expense recognized related to the 2030 Notes and 2022 Notes was $8 million for each of the three months ended September 30, 2020 and 2019, and $25 million for each of the nine months ended September 30, 2020 and 2019.

We consider the fair value of the 2030 Notes and 2022 Notes at September 30, 2020 to be a Level 2 measurement. The estimated fair value of the 2030 Notes and 2022 Notes at September 30, 2020 and December 31, 2019 based on the closing trading price per $100 of the 2030 Notes and 2022 Notes were as follows (in thousands):

	September 30, 2020	December 31, 2019
2022 Notes	$871,849	$1,645,970
2030 Notes	$1,464,120	$—

2030 Notes

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred approximately $13 million for debt issuance costs. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict the Company’s ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

2022 Notes

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the “2022 Notes”), which are due June 1, 2022 unless earlier converted or repurchased in accordance with their terms. The 2022 Notes do not bear interest, and we cannot redeem the 2022 Notes prior to maturity. The 2022 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

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

Conversion of the 2022 Notes on or after the Convertible Date. On or after the Convertible Date, a holder may convert all or any portion of its 2022 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding maturity, regardless of the foregoing conditions, and such conversions will settle upon maturity. Upon settlement, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through September 30, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the nine months ended September 30, 2020, we paid cash to settle $43 million in principal of the 2022 Notes and the loss on the early note conversions was not material. As a result of the settlements, we also recorded a net reduction to additional paid-in capital, reflecting $79 million fair value adjustments to the settled conversion option partially offset by a $78 million benefit from the 2022 Note Hedge (as defined below).

Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate amount of approximately $70 million in principal of the 2022 Notes during the fourth quarter of 2020. We may receive additional conversion requests that require settlement in the fourth quarter of 2020.

Repurchase of 2022 Notes

On August 11, 2020, we repurchased $496.8 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) funded in part by the $1.1 billion proceeds received from the partial unwind of the 2022 Note Hedge (as defined below). The 2022 Notes Repurchase was accounted for as a debt extinguishment in which $493 million and $1.1 billion were allocated to the liability and equity components of the 2022 Notes, respectively. The cash consideration allocated to the liability component was based on the estimated fair value of the liability component utilizing a discount rate assuming a similar liability per the Company’s credit rating with the same maturity, but without the conversion option, as of the repurchase date. The cash consideration allocated to the equity component was based on the aggregate cash consideration less the estimated fair value of the liability component. The loss on extinguishment of $39 million recorded as interest income and other income(expense), net, represents the difference between the allocated cash consideration and the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and unamortized debt issuance costs in the amount of $43 million.

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the 2022 Notes, we entered into convertible note hedge transactions (the “2022 Note Hedge”) with certain investment banks, with respect to our common stock concurrently with the issuance of the 2022 Notes.

	Purchase	Initial Shares	Shares as of September 30, 2020

	(in thousands)
2022 Note Hedge	$128,017	5,807	1,801

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

On August 11, 2020, in connection with the 2022 Notes Repurchase, we entered into partial unwind agreements (the “Note Hedge Unwind”) to reduce the number of options corresponding to the principal amount of the 2022 Notes Repurchase. We received $1.1 billion for the Note Hedge Unwind and the aggregate number of shares underlying the call options under the 2022 Note Hedge was reduced by 3.7 million shares. Consistent with early conversions of the 2022 Notes, proceeds received by the Company from the Note Hedge Unwind were used to settle a portion of the 2022 Notes Repurchase.

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of September 30, 2020
	(in thousands)	(in thousands)			(in thousands)
2022 Warrants	$54,071	5,807	$203.40	September 1, 2022	1,829

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

In connection with the 2022 Notes Repurchase, we also entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate of 2.3 million shares of our common stock to the holders of the 2022 Warrants.

According to the terms, the remaining portion of the 2022 Warrants will be net share settled and automatically exercised over a 60 trading day period beginning on the first expiration date as set forth above based on the daily volume-weighted average stock prices over the same 60 trading day period.

We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. The remaining portion of the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on September 30, 2020, the total number of shares of our common stock to be issued upon the automatic exercise of the remaining portion of the 2022 Warrants would be approximately 1.1 million. The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time.

In November 2013, we issued $575 million of 0% convertible senior notes, which were earlier converted prior to and cash settled on November 1, 2018, in accordance with their terms. The related warrant transactions with certain investment banks (the “2018 Warrants”) were net share settled based on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date, February 1, 2019. According to the terms of the 2018 Warrants, we issued 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the nine months ended September 30, 2019. The 2018 Warrants were no longer outstanding as of June 30, 2019.

(11) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Foreign currency translation adjustment	$43,005	$20,884
Net unrealized gain on investments, net of tax	8,570	4,371
Accumulated other comprehensive income	$51,575	$25,255

Reclassification adjustments out of accumulated other comprehensive income into net income were immaterial for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue 600.0 million shares of common stock as of September 30, 2020. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2020, we had 195.1 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

September 30, 2020
Stock plans:
Options outstanding	604
RSUs(1)	8,356
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	27,722
2012 Employee Stock Purchase Plan(2)	9,755
Total shares of common stock reserved for future issuance	46,437

(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs, assuming 100% of the target number of shares for performance-based RSUs, as discussed under the section entitled “RSUs” in Note 13.
(2)Refer to Note 13 for a description of these plans.

During the nine months ended September 30, 2020 and 2019, we issued a total of 3.3 million shares and 4.1 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, we issued 2.3 million shares of our common stock upon partial unwind of the 2022 Warrants and 4.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the nine months ended September 30, 2020 and 2019, respectively.

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

A summary of stock option activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2019	1,154	$77.70
Exercised	(149)	$28.47		$44,465
Canceled	(11)	$75.77
Outstanding at March 31, 2020	994	$85.08
Exercised	(343)	$70.33		$95,041
Outstanding at June 30, 2020	651	$92.87
Exercised	(46)	$25.03		$20,233
Outstanding at September 30, 2020	604	$98.16	4.6	$233,515
Vested and expected to vest as of September 30, 2020	580	$91.47	4.4	$228,345
Vested and exercisable as of September 30, 2020	425	$34.83	2.7	$191,110

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the nine months ended September 30, 2020 was $2 million.

As of September 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $11 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2020 was approximately 4.0 years.

RSUs

A summary of RSU activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2019	8,733	$185.39
Granted	2,810	$352.87
Vested	(1,183)	$151.19	$411,813
Forfeited	(278)	$199.48
Outstanding at March 31, 2020	10,082	$235.99
Granted	398	$341.10
Vested	(1,061)	$185.99	$394,458
Forfeited	(219)	$213.34
Outstanding at June 30, 2020	9,200	$246.89
Granted	283	$439.98
Vested	(1,007)	$194.61	$436,885
Forfeited	(120)	$242.32
Outstanding at September 30, 2020	8,356	$260.60	$4,052,833

RSUs outstanding as of September 30, 2020 were comprised of 7.9 million RSUs with only service conditions and 0.5 million RSUs with both service conditions and performance conditions. RSUs granted with only service vesting criteria under the 2012 Plan to employees generally vest over a four-year period.

Performance-based RSUs (“PRSUs”) with both service and performance-based vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2020 will vest 33% in February 2021 and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. In July 2020, our board of directors approved a modification to the fiscal year 2020 performance target. As a result, we will recognize an incremental expense of $29 million over the remaining vesting period. We recognized $41 million and $54 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.7 billion and the weighted-average remaining vesting period was approximately 2.9 years.

(14)  Net Income Per Share

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, the 2022 Notes, the 2022 Warrants and the 2018 Warrants. Stock awards with performance conditions are included in dilutive shares to the extent the performance condition is met. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, Notes and Warrants are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive.

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$12,858	$40,598	$101,855	$27,974
Denominator:
Weighted-average shares outstanding - basic	193,237	188,074	193,203	185,676
Weighted-average effect of potentially dilutive securities:
Common stock options	460	1,049	577	1,153
RSUs	4,165	4,363	4,062	4,964
2018 Warrants	—	—	—	1,126
2022 Notes	1,258	2,929	1,148	2,701
2022 Notes settlements	1,260	—	2,057	—
2022 Warrants	996	1,463	827	1,119
Partial settlement of 2022 Warrants	485	—	963	—
Weighted-average shares outstanding - diluted	201,861	197,878	202,837	196,739
Net income per share - basic	$0.07	$0.22	$0.53	$0.15
Net income per share - diluted	$0.06	$0.21	$0.50	$0.14

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSUs	75	455	341	748
ESPP obligations	224	273	224	273
Total potentially dilutive securities	299	728	565	1,021

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $13 million and $34 million for the three and nine months ended September 30, 2020, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States and the intercompany sale of certain intellectual property rights.

Our income tax provision was $20 million and $5 million for the three and nine months ended September 30, 2019, respectively. The income tax provision was primarily attributable to foreign taxes and mix of earnings and losses in countries with differing statutory tax rates.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe that they have not had a material impact on our provision for income taxes for each of the three and nine months ended September 30, 2020.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2020, our tax years 2004 to 2019 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $21 million and $61 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and nine months ended September 30, 2020, respectively. Total operating lease costs were $17 million and $47 million, excluding short-term lease costs variable lease costs and sublease income, each of which were immaterial for the three and nine months ended September 30, 2019, respectively.

For the nine months ended September 30, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $42 million and operating lease liabilities arising from obtaining operating right-of-use assets totaled $102 million.

As of September 30, 2020, the weighted-average remaining lease term is 8.7 years, and the weighted-average discount rate is 3.5%.

Maturities of operating lease liabilities as of September 30, 2020 are presented in the table below (in thousands):

Remainder of 2020	$20,762
2021	84,356
2022	82,717
2023	77,534
2024	60,157
Thereafter	263,726
Total operating lease payments	589,252
Less: imputed interest	(91,657)
Present value of operating lease liabilities	$497,595

In addition to the amounts above, as of September 30, 2020, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $350 million. These operating leases will commence between 2020 and 2022 with lease terms of 2 to 14 years.

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the nine months ended September 30, 2020 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes and 2030 Notes with an aggregate principal amount of $243 million and $1.5 billion is due on June 1, 2022 and September 1, 2030, respectively. Refer to Note 10 for further information regarding our Notes.

Also, $14 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2020.

Letters of Credit

As of September 30, 2020, we had letters of credit in the aggregate amount of $20 million, primarily in connection with our customer contracts and operating leases.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America(1)	$754,649	$590,058	$2,161,666	$1,660,403
EMEA(2)	287,230	213,355	803,194	619,793
Asia Pacific and other	110,093	82,420	304,294	228,467
Total revenues	$1,151,972	$885,833	$3,269,154	$2,508,663

Property and equipment, net by geographic area were as follows (in thousands):

	September 30, 2020	December 31, 2019
North America(3)	$322,885	$269,754
EMEA(2)	151,977	118,399
Asia Pacific and other	89,145	79,932
Property and equipment, net	$564,007	$468,085

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and nine months ended September 30, 2020 and 2019, respectively.
(2)Europe, the Middle East and Africa.
(3)Property and equipment, net attributed to the United States were 75% and 73% of property and equipment, net attributable to North America as of September 30, 2020 and December 31, 2019, respectively.

Subscription revenues consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Digital workflow products	$958,612	$721,161	$2,712,136	$2,034,872
ITOM products	132,774	113,749	389,480	321,013
Total subscription revenues	$1,091,386	$834,910	$3,101,616	$2,355,885

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

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth. We increased our overall employee headcount to 12,643 as of September 30, 2020 from 9,929 as of September 30, 2019.

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

In response to the COVID-19 pandemic, we focused on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. In the first quarter of 2020, we released four Emergency Response Apps to help customers navigate the COVID-19 pandemic management. In the second quarter of 2020, we released Safe Workplace Apps, a four-app suite and dashboard, designed to help companies manage the essential steps for returning employees to the workplace and to support their health and safety. Additionally, we canceled our in-person, annual Knowledge user conference (“Knowledge”) and replaced it with a digital event experience and cancelled our Financial Analyst Day. In the first quarter of 2020, we also temporarily closed most of our offices and encouraged our employees to work remotely. These changes remain in effect in the fourth quarter of 2020 and could extend into the next year. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Business Metrics

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,012 and 808 customers with ACV greater than $1 million as of September 30, 2020 and 2019, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million.

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

As of September 30, 2020, our RPO was $7.3 billion and we expect to recognize revenues on approximately 52% of these RPO over the following 12 months, with the balance to be recognized thereafter. Factors that may cause our RPO to vary from period to period include the following:

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

•Contract duration. While we typically enter into multi-year subscription services, the duration of our contracts varies. Further, we continue to see an increase in the number of 12-month agreements entered into with the U.S. Federal government throughout the year which has been the highest in the quarter ended September 30, driven primarily by timing of their annual budget expenditures. We sometimes also enter into contracts with durations that have a 12-month or shorter term to enable the contracts to co-terminate with the existing contract. Additionally, we may see a reduction in contract duration as a result of the COVID-19 pandemic. The contract duration will cause variability in our RPO.

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

	Nine Months Ended September 30,		% Change
	2020	2019

	(dollars in thousands)
Free cash flow:
Net cash provided by operating activities	$1,101,074	$814,761	35%
Purchases of property and equipment	(285,327)	(185,889)	53%
Free cash flow(1)	$815,747	$628,872	30%
(1)Free cash flow for the nine months ended September 30, 2020 includes the effect of $69 million relating to the repayments of convertible senior notes attributable to debt discount.

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. A calculation of billings is provided below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Billings:
Total revenues	$1,151,972	$885,833	30%	$3,269,154	$2,508,663	30%
Change in total deferred revenue, unbilled receivables and customer deposits(1)	(12,480)	29,382	(142%)	52,744	135,098	(61%)
Total billings	$1,139,492	$915,215	25%	$3,321,898	$2,643,761	26%
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

Foreign currency rate fluctuations had a favorable impact of $13 million and an unfavorable impact of $12 million on billings for the three and nine months ended September 30, 2020, respectively. Changes in billings duration did not have a material impact for each of the three and nine months ended September 30, 2020.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Additionally, starting in 2020, we simplified our methodology related to contracts less than 12 months to derive ACV used to calculate renewal rate. Previously disclosed renewal rates may be restated to reflect such adjustments or methodology simplification to allow for comparability. While the previously disclosed renewal rates for the three and nine months ended September 30, 2019 were restated due to the methodology simplification to allow for comparability, there were no material changes to such previously disclosed renewal rates. Our renewal rate was 98% and 97% for the three and nine months ended September 30, 2020, and 99% and 98% for three and nine months ended September 30, 2019, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 80% and 81% of our total revenues for each of the three and nine months ended September 30, 2020, and 81% and 82% for the three and nine months ended September 30, 2019, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 9% and 10% for each of the three and nine months ended September 30, 2020, and 15% for the three and nine months ended September 30, 2019, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2020. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Revenues:
Subscription	$1,091,386	$834,910	31%	$3,101,616	$2,355,885	32%
Professional services and other	60,586	50,923	19%	167,538	152,778	10%
Total revenues	$1,151,972	$885,833	30%	$3,269,154	$2,508,663	30%
Percentage of revenues:
Subscription	95%	94%		95%	94%
Professional services and other	5%	6%		5%	6%
Total	100%	100%		100%	100%

Subscription revenues increased by $256 million and $746 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, primarily driven by increased purchases by existing customers and an increase in our customer count. Included in subscription revenues is $37 million and $35 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2020 and 2019, respectively, and $149 million and $119 million during the nine months ended September 30, 2020 and 2019, respectively.

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

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2020 are based on foreign exchange rates as of September 30, 2020.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Digital workflow products	$958,612	$721,161	33%	$2,712,136	$2,034,872	33%
ITOM products	132,774	113,749	17%	389,480	321,013	21%
Total subscription revenues	$1,091,386	$834,910	31%	$3,101,616	$2,355,885	32%

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

Professional services and other revenues increased by $10 million and $15 million during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2020 to increase in absolute dollars. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Cost of revenues:
Subscription	$189,280	$139,330	36%	$520,935	$401,398	30%
Professional services and other	62,424	61,463	2%	187,074	183,794	2%
Total cost of revenues	$251,704	$200,793	25%	$708,009	$585,192	21%
Gross profit percentage:
Subscription	83%	83%		83%	83%
Professional services and other	(3%)	(21%)		(12%)	(20%)
Total gross profit percentage	78%	77%		78%	77%
Gross profit	$900,268	$685,040		$2,561,145	$1,923,471

Cost of subscription revenues increased $50 million and $120 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily due to increased headcount and increased costs to support the growth of our subscription offerings. Personnel-related costs including stock-based compensation and overhead expenses increased by $21 million and $53 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. Depreciation expense relating to data center hardware and software and maintenance costs to support the expansion of our data center capacity increased by $26 million and $57 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. In addition, amortization of intangibles increased by $3 million and $11 million for the three and nine months ended September 30, 2020, respectively, compared to the same period in the prior year mainly as a result of acquisitions.

We expect our cost of subscription revenues to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances. However, we continue to monitor the COVID-19 pandemic carefully and its impact on our customers.

Our subscription gross profit percentage was 83% for each of the three and nine months ended September 30, 2020, respectively, compared to 83% for each of the three and nine months ended September 30, 2019. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2020 compared to the year ended December 31, 2019. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues remained relatively flat and increased by $3 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation offset by a decrease in third-party implementation costs as we continue to invest and deploy our internal professional service organization and increase their utilization and a reduction in travel expenses resulting from travel restrictions due to the COVID-19 pandemic.

Our professional services and other gross loss percentage decreased to 3% and 12% for the three and nine months ended September 30, 2020, respectively, from 21% and 20% for the three and nine months ended September 30, 2019, respectively, driven by the increased utilization of our internal professional services organization and the reduction in certain travel expenses, both of which are expected to continue for the remainder of the year. As such, we expect our professional services and other gross loss percentage to decrease for the year ending December 31, 2020 compared to the year ended December 31, 2019.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$453,410	$362,975	25%	$1,321,163	$1,118,279	18%
Percentage of revenues	39%	41%		40%	45%

Sales and marketing expenses increased by $90 million and $203 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $65 million and $172 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. Amortization expenses associated with deferred commissions and third-party referral fees increased $14 million and $37 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding expenses and costs associated with purchasing advertising and market data and outside services, increased by $24 million and $40 million during the three and nine months ended September 30, 2020, respectively, compared to the same period in the prior year.

Amid the ongoing regulatory restrictions imposed by governments worldwide in response to the COVID-19 pandemic, we temporarily closed most of our offices to ensure the well-being and safety of our global employees, office staff and communities, and encouraged our employees to work remotely and limit travel. Further, in response to the pandemic, we canceled Knowledge and other events and either replaced them with digital events or postponed them to future periods. As a result, expenses related to Knowledge, net of proceeds, decreased by $10 million for the nine months ended September 30, 2020, compared to the same period in the prior year. Additionally, travel expenses decreased by $17 million and $42 million as a result of travel restrictions due to the COVID-19 pandemic for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year.

Given the unprecedented nature of this pandemic and the uncertainty around its duration, we expect sales and marketing expenses to decrease as a percentage of total revenues given the reduction in certain travel expenses and cancellation of live events that has occurred during each of the three and nine months ended September 30, 2020 and is expected to continue for the remainder of the year ending December 31, 2020. However, we intend to continue to expand our direct sales organization, increase our marketing activities, grow our international operations and build brand awareness and expect sales and marketing expenses to increase in absolute dollars, but decrease as a percentage of revenue for the year ending December 31, 2020 compared to the year ended December 31, 2019.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Research and development	$268,292	$190,099	41%	$740,030	$546,041	36%
Percentage of revenues	23%	21%		23%	22%

Research and development expenses increased by $78 million and $194 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $70 million and $179 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The remaining increase for the three and nine months ended September 30, 2020 was primarily due to increases in hosting costs and data center related depreciation costs to support research and development activities.

We expect research and development expenses for the year ending December 31, 2020 to increase in absolute dollars and increase slightly as a percentage of revenue compared to the year ended December 31, 2019, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
General and administrative	$109,234	$75,642	44%	$319,019	$245,540	30%
Percentage of revenues	9%	9%		10%	9%

General and administrative expenses increased by $34 million and $73 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $26 million and $60 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. In March 2020, we amended the employment agreement with our Chief Executive Officer and paid $4 million to restore the benefit of certain non-competition payments our Chief Executive Officer was entitled to receive from his prior employer.

We expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2020 as we continue to hire new employees, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019.

Stock-based Compensation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Cost of revenues:
Subscription	$25,602	$18,880	36%	$72,086	$54,019	33%
Professional services and other	13,054	10,867	20%	37,857	31,749	19%
Operating expenses:
Sales and marketing	78,871	68,712	15%	227,998	200,071	14%
Research and development	74,213	50,636	47%	203,279	144,259	41%
General and administrative	28,189	13,839	104%	83,834	62,046	35%
Total stock-based compensation	$219,929	$162,934	35%	$625,054	$492,144	27%
Percentage of revenues	19%	18%		19%	20%

Stock-based compensation increased by $57 million and $133 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2020, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2020 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of total revenues compared to the year ended December 31, 2019.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% and 33% of total revenues for the three months ended September 30, 2020 and 2019, respectively, and 34% of total revenues for the nine months ended September 30, 2020 and 2019.

Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had a favorable impact on our revenues for the three months ended September 30, 2020,and an unfavorable impact for nine months ended September 30, 2020. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and nine months ended September 30, 2020 at the exchange rates in effect for the three and nine months ended September 30, 2019 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $14 million lower and $9 million higher for the periods, respectively. The impact from the foreign currency movements from the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2020 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our sales and marketing expenses for the three months ended September 30, 2020 and no material impact on other operating expense for the same period. However, it had a favorable impact on our cost of revenues and sales and marketing expenses for the nine months ended September 30, 2020, and no material impact on other operating expenses for the same period. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and nine months ended September 30, 2020 at the exchange rates in effect for the three and nine months ended September 30, 2019 rather than the actual exchange rates in effect during the period, our reported sales and marketing expenses would have been lower by $3 million for the three months ended September 30, 2020 and our cost of revenues and sales and marketing expenses would have been $5 million and $4 million higher for the nine months ended September 30, 2020, respectively.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Interest expense	$(7,980)	$(8,371)	(5%)	$(25,038)	$(24,808)	1%
Percentage of revenues	(1%)	(1%)		(1%)	(1%)

Interest expense decreased for the three months ended September 30, 2020 and increased for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to decrease in amortization expense of debt discount and issuance costs as a result of the 2022 Notes Repurchase offset by increase in debt discount, issuance cost and interest related to the 2030 Notes. For the year ending December 31, 2020, we expect to incur approximately $8 million in amortization expense of debt discount, issuance costs and interest related to the 2022 Notes and 2030 Notes.

Interest Income and Other Income (Expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Interest income	$8,245	$14,562	(43%)	$32,733	$41,495	(21%)
Foreign currency exchange loss, net of derivative contracts	(3,322)	(1,951)	NM	(13,213)	(637)	NM
Loss on extinguishment of 2022 Notes	(40,750)	—	NM	(41,657)	0	NM
Other	(92)	206	(145%)	2,067	3,338	(38%)
Interest income and other income (expense), net	$(35,919)	$12,817	(380%)	$(20,070)	$44,196	(145%)
Percentage of revenues	(3%)	1%		(1%)	1%
NM - Not meaningful.

Interest income and other income, net decreased $49 million and $64 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, primarily driven by loss on extinguishment on 2022 Notes Repurchase and early conversions of $41 million and $42 million for the three and nine months ended September 30, 2020, respectively, and increase in foreign currency exchange loss, net of derivative contracts of $13 million for the nine months ended September 30, 2020 compared to same periods in the prior year. Additionally, interest income decreased compared to the same periods in the prior year due to decline in interest rates and change in our investment strategy to higher quality bonds in response to the global market disruptions and uncertainties resulting from the COVID-19 pandemic.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019

	(dollars in thousands)			(dollars in thousands)
Income before income taxes	$25,433	$60,770	NM	$135,825	$32,999	NM
Provision for income taxes	12,575	20,172	NM	33,970	5,025	NM
Effective tax rate	49%	33%		25%	15%
NM - Not meaningful.

Our income tax expense was $13 million and $34 million for the three and nine months ended September 30, 2020. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States and the intercompany sale of certain intellectual property rights.

Our income tax provision was $20 million and $5 million for the three and nine months ended September 30, 2019, respectively, primarily attributable to foreign taxes and the mix of earnings and losses in countries with differing statutory tax rates.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe that they have not had a material impact on our provision for income taxes for the three months ended September 30, 2020.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of September 30, 2020, we had $3.0 billion in cash and cash equivalents and short-term investments, of which $288 million represented cash held by foreign subsidiaries and $234 million is denominated in currencies other than U.S. Dollar. In addition, we had $1.3 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.626% of principal and we incurred approximately $13 million for debt issuance costs. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and customary covenants that, among others and subject to exceptions, restrict the Company’s ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrants transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 through September 30, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. During the nine months ended September 30, 2020, we paid cash to settle $43 million in principal of the 2022 Notes. Additionally, we repurchased $496.8 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) which was accounted for as a debt extinguishment. We used proceeds from the partial unwind of the 2022 Note Hedge of $1.1 billion for the 2022 Notes Repurchase.

Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate amount of approximately $70 million in principal of the 2022 Notes during the fourth quarter of 2020. We may receive additional conversion requests that require settlement in the fourth quarter of 2020.

During the nine months ended September 30, 2020, we issued 2.3 million shares of our common stock upon partial unwind of the 2022 Warrants. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. As the remaining portion of the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the remaining portion of the 2022 Warrants, which will be September 1, 2022. In addition, we issued 4.3 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the nine months ended September 30, 2019. The 2018 Warrants were no longer outstanding as of June 30, 2019. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors”. However, we anticipate our current cash, cash equivalents and investment balances and anticipated cash flows generated from operations based on our current business plan and revenue prospects will be sufficient to meet our liquidity needs, including the repayment of any early conversions of our 2022 Notes, debt service costs, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of property and equipment, intangibles, and investments in office facilities, to accommodate our operations for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business or repay our 2022 Notes at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$1,101,074	$814,761
Net cash used in investing activities	(1,330,353)	(525,745)
Net cash provided by (used in) financing activities	800,139	(225,575)
Net increase in cash, cash equivalents and restricted cash, net of foreign currency effect	573,819	57,002

Operating Activities

Cash provided by operating activities mainly consists of our net income adjusted for repayments of convertible senior notes attributable to debt discount, certain non-cash items, including, depreciation and amortization, amortization of deferred commissions, amortization of issuance cost and debt discount, loss on extinguishment of 2022 Notes, stock-based compensation and changes in operating assets and liabilities during the year.

Net cash provided by operating activities was $1.1 billion for the nine months ended September 30, 2020 compared to $815 million for the nine months ended September 30, 2019. The increase in operating cash flow was primarily due to an increase in net income compared to same period in the prior year and an increase in adjustments for non-cash items to reconcile net income to net cash provided by operations, driven by loss on extinguishment of 2022 Notes, increase in stock-based compensation from increased headcount and depreciation and amortization from increased capital expenditures to support the business growth offset by the repayment of 2022 Notes attributable to debt discount and the favorable impact on operating cash flow from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $1.3 billion compared to $526 million for the nine months ended September 30, 2019. The increase in cash used in investing activities was mainly due to $606 million increase in net purchases of investments, $108 million increase in cash outflow for business combinations and $99 million increase in capital expenditures.

Financing Activities

Net cash provided by financing activities was $800 million for the nine months ended September 30, 2020 compared to net cash used in financing activities of $226 million for the nine months ended September 30, 2019. The increase is primarily due to proceeds of $1.5 billion from the issuance of the 2030 Notes, net of discount and issuance costs, offset by the 2022 Notes Repurchase of $1.6 billion attributable to principal, funded in part by the proceeds received from the partial unwind of the 2022 Note Hedge of $$1.1 billion. In addition, the change was due to an increase in proceeds from employee stock plans by $37 million, offset by a $30 million increase in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Except for those disclosed in Note 16 “Commitments and Contingencies” and Note 10 “Long-Term Debt” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020.

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

In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters) around the world, encouraged our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. For example, we canceled our in-person, annual Knowledge conference and replaced it with a digital event experience and cancelled our Financial Analyst Day. Certain costs incurred in preparation for these events could not be recovered. Additionally, our efforts to re-open our offices safely may not be successful, could expose our personnel to health risks and could involve additional costs or liability. The COVID-19 pandemic may have a long-term effect on the nature of our office environment and remote working and how we innovate, which may present operational and workplace culture challenges that may adversely affect our business.

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

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak; future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the outbreak; severity of the economic decline attributable to the pandemic and timing and nature of a potential economic recovery; government responses to the COVID-19 pandemic, including the effectiveness, extent and duration of efforts to limit the spread and impact of the disease, such as “shelter in place” and similar government directives; impact on our customers, sales cycles and ability to generate new business; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are highly uncertain and cannot be predicted. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods, if at all, and could cause our future results of operations to vary significantly from period to period. In addition the global macroeconomic effects of the COVID-19 pandemic and related impacts to our customers and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.

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

Sales outside of North America represented 34% and 33% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and 34% of total revenues for each of the nine months ended September 30, 2020 and 2019. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues. The failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and subjects us to different regulatory, political and economic risks from those in the United States (the “US”). We have made, and will continue to make, substantial investments in data centers, cloud computing infrastructure, sales, marketing, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments. We may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor affecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased or changing regulations and operational and intellectual property risks, as compared to North America, Australia and Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including hiring qualified sales management personnel, penetrating the target market, anticipating and ensuring compliance with regulatory developments, and managing foreign operations in such locales.

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

Changes in our effective tax rate or rejection of our tax positions could have a material impact on our financial position and results.

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

In addition, we may be subject to income tax audits by tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud computing companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on our results of operations for that period. Further, many of our most important intangible assets are held outside the US and are subject to inter-company agreements regarding the development and distribution of those assets to other jurisdictions with potential challenge under permanent establishment or transfer pricing principles. While we believe that our position is appropriate and well founded, in the event that our position was to be successfully challenged by taxing authorities in other jurisdictions, we may become subject to significant tax liabilities, which could harm our financial position and financial results.

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

In 2020, for example, the COVID-19 pandemic, the growth rate in the EU, China, or the US, tariffs or trade relations between the US and China or other countries, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, in connection with Britain’s exit from the EU in January 2020 (“Brexit”), the impact of the UK’s exit from the EU is still to be fully seen, with the applicable trade agreement to be negotiated before December 2020, or a type of “no-deal” exit would occur. This could be harmful to both the U.K. and E.U. economies and businesses operating there.

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

Risks Related to Our 2030 Notes and 2022 Notes

Our debt service obligations, including the 2030 Notes, may adversely affect our financial condition and cash flows from operations.

As of September 30, 2020, we have $1.5 billion aggregate principal amount of the 2030 Notes payable outstanding due on September 1, 2030, as described in Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our ability to make payments on the 2030 Notes will depend on our ability to generate cash in the future, which, in turn, is subject to a variety of risks and uncertainties, many of which are beyond our control. As the 2030 Notes mature, we will have to expend significant resources to either repay or refinance the 2030 Notes. If we decide to refinance the 2030 Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the 2030 Notes at all, both of which may adversely affect our financial condition.

•Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate or other purposes; and
•due to limitations within the debt instruments, restrict our ability to grant liens on property, enter into certain mergers, dispose of all or substantially all of our or our subsidiaries’ assets, taken as a whole, materially change our business or incur subsidiary indebtedness, subject to customary exceptions.

We are required to comply with the covenants set forth in the indentures governing the 2030 Notes. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes due 2022 (the 2022 Notes) in cash or to repurchase the 2022 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2022 Notes.

Holders of the 2022 Notes have the right to require us to repurchase all or a portion of their 2022 Notes upon the occurrence of a fundamental change (as defined in the indenture for the 2022 Notes (the “Indenture”)) at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, if a make-whole fundamental change (as defined in the Indenture) occurs prior to the maturity of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such make-whole fundamental change. Upon conversion of the 2022 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 2022 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2022 Notes surrendered therefor or pay cash with respect to the 2022 Notes being converted. We may also enter into agreements to repurchase portions of the 2022 Notes prior to their maturity, as we did in the third quarter of 2020 and as described in Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This may impact the liquidity and trading price of the remaining 2022 Notes.

In addition to the 2022 Notes and the 2030 Notes, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments, some of which may be secured debt. We are not restricted under the terms of the Indenture from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2022 Notes when due. Furthermore, the Indenture prohibits us from being acquired unless, among other things, the surviving entity assumes our obligations under the 2022 Notes and the Indenture. These and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the 2022 Notes.

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

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the “Conversion Condition”). The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through September 30, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2020, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. During the nine months ended September 30, 2020, we paid cash to settle $43 million in principal amount of the 2022 Notes. Based on conversion requests we have received through the filing date, we expect to settle in cash an aggregate amount of approximately $70 million in principal of the 2022 Notes during the fourth quarter of 2020. We may receive additional conversion requests that require settlement in the fourth quarter of 2020. Global economic uncertainty and market volatility, such as due to the ongoing COVID-19 pandemic, has affected when such conversion requests have settled and may continue to affect when such conversion requests will settle. If more holders elect to convert their 2022 Notes in future periods, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we currently intend to settle all of our conversion obligation in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes, we entered into convertible note hedge (the “2022 Note Hedge”) transactions with certain financial institutions (option counterparties). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the “2022 Warrants”). In connection with the 2022 Notes Repurchase in August 2020, we entered into unwind agreements with respect to a portion of the 2022 Note Hedge and a portion of the 2022 Warrants. The 2022 Note Hedge is expected generally to reduce the potential dilution upon any conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as applicable. The 2022 Warrant transactions could have a dilutive effect to the extent that our stock price exceeds the exercise price of the 2022 Warrants, which is $203.40. As the remaining portion of the 2022 Warrants will be net share settled, the total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60-trading day period beginning on the first expiration date of the remaining portion of the 2022 Warrants, which will be September 1, 2022. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. To the extent we repurchase additional 2022 Notes, we may accelerate the issuance of shares underlying the remaining portion of the 2022 Warrants. Based on the volume-weighted average stock price on September 30, 2020, the total number of shares of our common stock to be issued upon the automatic exercise of the remaining portion of the 2022 Warrants would be approximately 1.1 million. The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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
•the size of our market float;
•the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the remaining portion of the 2022 Notes or in connection with the 2022 Note Hedge and 2022 Warrant transactions;
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

Provisions in our charter documents, Delaware law, 2030 Notes or our 2022 Notes might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress our stock price.

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

Further, the fundamental change provisions of our 2022 Notes or change in control repurchase event provisions of our 2030 Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change or change in control repurchase event.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of Sweagle in July 2020, we issued 18,728 shares of our common stock to ServiceNow Belgium BVBA. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis of representations of eligibility and suitability made to us by the founders of Sweagle.

In August 2020, concurrently with the offering of the 2030 Notes, we completed the 2022 Notes Repurchase. In connection with the 2022 Notes Repurchase, we entered into partial unwind agreements that reduced the aggregate number of warrants to 1,828,876. In connection with the partial unwind of the 2022 Warrants, we delivered, in an exchange pursuant to Section 3(a)(9) of the Securities Act, an aggregate of 2,284,930 shares of our common stock to the holders of the 2022 Warrants, which were Citibank, N.A., Goldman Sachs & Co LLC, JPMorgan Chase Bank, National Association, London Branch, and Morgan Stanley & Co. International plc. We did not receive any proceeds from the partial unwind agreements in connection with our 2022 Warrants, nor were they subject to underwriting discounts or commissions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

As previously disclosed, on September 11, 2020 Pat Wadors notified the Company of her decision to resign as Chief Talent Officer, effective by the end of 2020. Ms. Wadors’ employment agreement with the Company provides for the repayment of certain amounts related to previously granted RSU’s in the event of her voluntary resignation within the first four years of her employment. In an agreement dated October 26, 2020, the Company and Ms. Wadors mutually agreed to the satisfaction of such repayment obligations through the recapture of certain equity vestings that would otherwise have occurred in November 2020.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation, as amended	8-K	001-35580	3.1	6/19/2020

3.2	Restated Bylaws	8-K	001-35580	3.2	6/19/2020

4.1	Indenture, dated August 11, 2020, by and between ServiceNow, Inc. and Wells Fargo Bank, National Association	8-K	001-35580	4.1	8/11/2020

4.2	First Supplemental Indenture (including Form of Note), dated August 11, 2020, by and between ServiceNow, Inc. and Wells Fargo Bank, National Association	8-K	001-35580	4.2	8/11/2020

10.1*	Confirmatory Employment Letter Agreement dated February 22, 2018, between the Registrant and Kevin Haverty					X

10.2	Form of Repurchase Agreement					X

10.3	Form of Call Option Termination Agreement					X

10.4	Form of Warrant Termination Agreement					X

10.5*	Compromise and Release Agreement dated October 26, 2020 by and between the Registrant and Pat Wadors					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

SERVICENOW, INC.

Date: October 28, 2020	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2020	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(Principal Accounting Officer)