Form 10-K
period 2020-12-31
ServiceNow, Inc.
filed 2021-02-12
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its shares (based on a closing price of $405.06 per share on June 30, 2020 as reported on the New York Stock Exchange) held by non-affiliates was approximately $57.8 billion.
As of January 31, 2021, there were approximately 196.1 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, assumptions and other factors that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, impacts on our business, future financial performance and general economic conditions due to the current Coronavirus (“COVID-19”) pandemic, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere herein, and in other reports we file with the Securities and Exchange Commission (“SEC”). While forward-looking statements are based on the reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1.	BUSINESS

ServiceNow’s purpose is to make the world of work, work better for people. We believe that people want the technology they use in their work to be more efficient and easier to use. We build applications to meet that demand by automating existing processes and creating efficient, digitized workflows with a consumer grade user experience. Our products and services enable the steps of a job to flow naturally across disparate departments, systems and processes of a business. When work flows naturally, great experiences follow.

Getting a job done in an enterprise (what we call a “workflow”) usually requires different people in various functions of an organization to work together. Often, they rely on different technology systems and inefficient, manual processes to complete each step of the job before moving along to the next. We believe that this approach is undergoing a transformation. Enterprises have to operate in new and faster ways and need digital processes and systems that can quickly pivot and adapt to rapidly changing business needs. We believe that the most effective digital transformation initiatives utilize tools that can integrate workflows across siloed systems, departments, processes and people. We also believe that many business challenges, whether it be the need for a streaming service to quickly and efficiently initiate and support new customer accounts or the need for state governments to efficiently manage the distribution of unemployment insurance payments, can be broken down into discrete tasks and those tasks can be managed digitally until the job, or the workflow, is complete.

ServiceNow delivers digital workflows on a single enterprise cloud platform called the Now Platform®. Our product portfolio is currently focused on providing Information Technology (“IT”), Employee and Customer workflows in standardized product offerings. We also enable our customers to design and build their own custom workflow applications using our Creator workflows, formerly called the Now Platform App Engine, and to integrate those applications with third party systems through our Integration Hub.

The Now Platform is the foundation of our IT, Employee, Customer and Creator workflow offerings. We call it "the platform of platforms," because it connects people, functions and systems to drive innovation, increase business agility and unlock productivity. Because the Now Platform is built on a single technology platform, our own developers, and developers working for our customers, can innovate quickly and deploy solutions rapidly. Our increasing use of artificial intelligence and machine learning also allows for the creation of many workflows to quickly become fully automated. Our native mobile applications greatly assist in delivering those automated workflows to our customers’ employees.

While the importance of digital transformation has been increasing in recent years, the COVID-19 pandemic accelerated that need and underscored the critical importance of digital and automated workflows. As the world economy underwent increasing disruption, companies further along in their digital transformation were better able to maintain business continuity and improve productivity. When employees could no longer access their physical workspaces because of public health safety concerns, enterprises needed processes and systems that could communicate with one another without manual steps or intervention. The Now Platform became a critical tool to help many of our customers meet that need. The agility of the platform and the speed with which developers could create and automate solutions accelerated their digital transformation, which better equipped our customers for the future of work.

Our standardized workflows helped our customers adapt and manage a remote workforce in a matter of weeks, not months, and our customers created their own solutions on the Now Platform in a matter of days and weeks, not months and years. Our own engineers were able to develop workforce management solutions in a matter of weeks, and update them on a regular cadence. When the pandemic first led to employers restricting their physical locations, we quickly developed applications to allow employers to communicate with employees and manage potential exposures to the virus, and over the course of the next months we developed applications to allow employers to manage their employees’ return to the workplace and maximize their safety in physical facilities. As vaccines were developed and are being distributed, we developed applications to help governments allow their citizens to access critical vaccine information, schedule appointments, and receive appointment notifications from vaccine providers. Our customers, from national, state and local governments to large private enterprises, have built their own custom solutions utilizing the Creator workflow offering. These are just some examples of how our customers leverage the Now Platform to optimize their investments in digital transformation and create a better experience for their employees and customers.

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

Our Products

Our portfolio includes the Now Platform, and standardized applications specifically designed for automating IT, Employee and Customer workflows. It also includes Creator workflows, which support custom workflow creation, application development, and integration with third party systems, and make these custom applications available on the ServiceNow Store. Each of our products and services helps in critical aspects of our customers’ digital transformation process, and some of these products and services, as captured in the graphic and described below, are used in multiple workflows.

Now Platform®

The platform of platforms for digital transformation

IT Workflows

Build the future of IT at speed

- IT Service Management
- IT Operations Management
- IT Business Management
- DevOps
- Telecommunications Network Performance Management

Proactively manage risk, security, and cost

- Governance, Risk, and Compliance
- Security Operations
- IT Asset Management

Employee Workflows

Create connected and engaging experiences for your employees

Customer Workflows

Connect your customer operations to boost loyalty

- Customer Service Management
- Field Service Management
- Connected Operations
- Financial Services Operations
- Telecommunications Service Management

Creator Workflows

Build connected cross-enterprise workflow apps fast

- App Engine
- IntegrationHub

The Now Platform

The Now Platform is a single-cloud platform with one data model and one architecture, enabling speed, flexibility and innovation. The Now Platform delivers workflows across siloed organizations and systems by connecting them together in a seamless way to unlock productivity and improve experiences for both employees and customers. As the foundation for how we deliver our enterprise-wide digital workflows, the Now Platform integrates and interoperates with our customers’ existing cloud platforms and legacy systems, allowing our customers to deliver workflows across their preferred systems of record and collaboration platforms. Our IT, Employee, and Customer workflows can be implemented by customers quickly. Our Creator workflows allow customers to design, build and integrate workflow applications on the Now Platform that are uniquely suited to their businesses. Among the many services that our platform supports are workflow automation, artificial intelligence, machine learning, performance analytics, electronic service catalogs and portals, configuration management systems, data benchmarking, encryption and collaboration and development tools. While every company has a different suite of user interfaces from web-based to mobile to conversation applications, the Now Platform creates a common user experience for customers to manage workflows across all of their interfaces.

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

IT Workflows

Our roots are in IT workflows. Our founder initially saw a need for an integrated system in IT that identified issues, assigned those issues to the right people for resolution and remediated any systemic problems that created the issues. Our IT products have become increasingly sophisticated in assisting IT departments to serve their customers, manage their networks, identify and remediate security vulnerabilities and threats and reduce time spent on administrative tasks. With our IT workflows, on the Now Platform, we deliver one data model, and cross enterprise integration, which gives IT departments the ability to plan, build, operate and service across the entire IT lifecycle. Our artificial intelligence technology enables features like Virtual Agents to help employees using simple, human language, and predictive intelligence to power workflows with machine learning to automate routine tasks and get to resolution faster. Many of these capabilities are also used in our Employee and Customer workflows.

IT Service Management

As our flagship product suite, IT Service Management (“ITSM”) defines, structures, consolidates, manages and automates the IT services an enterprise offers its employees, customers and partners. Among the ITSM product suite’s capabilities are recording incidents, remediating problems and automating routine tasks and requests. ITSM also offers artificial intelligence (AI), machine learning (ML), predictive intelligence, Virtual Agent, performance analytics and continual improvement management capabilities. These AI and ML capabilities help our customers identify and recommend steps to be taken by a customer in remediating issues, driving efficiency and end-user satisfaction. With ITSM our customers can elevate their IT service experience by improving IT productivity, achieving new insights and consolidating IT services. For example, we enable our customers to provide service portals where their employees can request IT services, order software and hardware and submit IT incidents all in one place.

IT Business Management

Our IT Business Management (“ITBM”) product suite enables customers to manage their IT priorities, including the scope and cost of IT projects, the development of software related to those projects and the overall management of the customer’s IT project portfolio. With ITBM, we help our customers gain visibility, track progress, and continuously plan and optimize resources as priorities shift.

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

IT Operations Management

Our IT Operations Management (“ITOM”) product suite connects a customer’s physical and cloud-based IT infrastructure with our applications and platform. It identifies a customer’s IT infrastructure components (e.g., servers) and associated business services (e.g., email) which are dependent upon that infrastructure. It also maintains a single data record for all IT configurable items, which allows our customers to exercise control over their on-premises or cloud-based infrastructures and orchestrate key processes and tasks. With ITOM, our customers can enhance visibility of IT resources, manage service health and optimize cloud delivery and spend.

IT Asset Management

Our IT Asset Management (“ITAM”) product automates customers’ IT software, hardware and cloud asset lifecycles with workflows to track the financial, contractual and inventory details of these IT assets throughout their lifecycles. With ITAM, our customers gain visibility into the full IT asset lifecycles to help optimize costs and automate workflows.

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

Governance, Risk and Compliance

Our Governance, Risk and Compliance (“GRC”) product suite helps customers manage risk and resilience in real time. Among the GRC’s product suite’s capabilities are policy and compliance management, risk management, including detection and assessment, business continuity management, vendor risk management and operational risk management. GRC provides a unified data environment, dashboards, automated workflows and artificial intelligence capabilities to help customers with risk-based decisions and align resilience initiatives across the enterprise. With GRC, customers can also assess risk and make strategic decisions with confidence by being able to continuously monitor and prioritize risks.

Employee Workflows

Our Employee workflow products on the Now Platform can transform the employee experience and turn it into a competitive advantage. With our Employee workflows, our customers can simplify how their employees get the services they need, creating a familiar, consumer-like way to get work done from wherever an employee may be—at home, in the workplace or in the field. We enable Employee workflows through our HR Service Delivery, Safe Workplace suite of applications, Workplace Service Delivery, and Legal Service Delivery.

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

Safe Workplace Suite

In response to the COVID-19 pandemic, we rapidly innovated and created a Safe Workplace suite of applications and a dashboard, enabling business functions to work together across department systems, hiding the underlying complexity and making it easy to get work done. For example, the Employee Health Screening App for self-certification and self-screening helps companies determine who is eligible to re-enter the workplace and the Workplace Service Delivery application helps companies determine if there is adequate space for employees to return to work and maintain safe social distance. These products were developed to help companies keep employees safe, increase engagement, improve productivity and maintain business continuity, all while creating a great user experience for employees. These products, including their bi-weekly releases and updates, demonstrate the Now Platform’s agile and flexible product development capabilities and our ability to continue to deliver business solutions in response to rapidly changing operating conditions.

Workplace Service Delivery

Our Workplace Service Delivery product keeps our customers’ workplaces running smoothly with a multi-channel, mobile-enabled solution. With Workplace Service Delivery, employees of our customers automate requests, reservations and repairs to help use space wisely, provide easy access to services, manage requests efficiently and get real-time visibility. For example, a remote employee can reserve a desk for a week and book a conference room for a team meeting, all from their mobile device.

Legal Service Delivery

Our Legal Service Delivery product consolidates manual tools and modernizes internal legal operations processes to manage legal requests across the enterprise. With Legal Service Delivery, legal teams can gain efficiency, deliver support efficiently with automated responses and get insight into demand with real-time reporting and dashboards. Capabilities include practice-area request workflows, a workspace to route and manage requests, legal matter management for multi-step legal requests, and reporting and dashboards to view demand and service levels. For example, a sales representative can submit a request for a new customer contract, and the appropriate expert can manage the negotiation of the contract and obtain proper inputs from privacy, security, finance and other specialists to ultimately bring the contract to execution.

Customer Workflows

Today’s customer service departments are filled with reactive agents searching multiple systems to find a single answer to customer issues. Our Customer workflow products help organizations reimagine the customer experience and increase customer loyalty. Integrating front-end customer service capabilities with operations and field service resources, our Customer workflow products help to create a seamless customer experience from issue to resolution through connected digital workflows that deliver fast support on a customer’s channel of choice. We enable Customer workflows through Customer Service Management, Field Service Management products, and Connected Operations.

Customer Service Management

Our Customer Service Management product defines, structures, consolidates, manages and automates common customer service cases and requests, such as password resets, to be automated with out-of-the-box self-service, and for other cases it routes work from the customer service agent to field service, engineering, operations, finance or legal personnel to resolve the underlying issues. With Customer Service Management, we help our customers elevate their customer service by boosting resolution efficiency and improving service quality through workflows, automation and artificial intelligence.

Field Service Management

Our Field Service Management product allows field service agents to be effectively assigned, deployed and managed on the same underlying customer service management platform that created and managed the customer incident. With Field Service Management, we help our customers efficiently manage location-based work tasks, including dynamic scheduling and visual dispatch.

Connected Operations

Our Internet of Things (“IoT”) product, Connected Operations, unifies siloed data onto the Now Platform to help operations teams manage critical assets and derive value from their IoT investments. Connected operations allows customers to monitor IoT devices remotely, detect issues in near real time, manage incidents and take action across multiple teams.

Creator Workflows

As organizations digitally transform, they need to pivot faster with new processes and business models. This requires faster, more agile execution with more automation delivered through software applications. Our Creator workflow products enable our customers to quickly create, test, and deploy their own applications on the Now Platform. We enable Creator workflows through App Engine and IntegrationHub products.

App Engine

Our App Engine product empowers enterprise-class low code application delivery with intuitive and intelligent experiences, at speed and scale. With App Engine, customers and third-party developers can create, test and deploy their own consumer-grade applications that can be scaled from a single department to the entire enterprise. Examples of applications our customers have developed include: an application developed by a company with a large network of seasonal retail stores and offices to track progress and identify issues in opening and closing their seasonal locations, which enabled significant cost savings; an application developed by the IT office of a university that allocated and billed costs associated with IT maintenance, allowing the university to retire multiple legacy software systems; and an application developed by a mortgage company to ensure that loan files were complete and accurate prior to packaging and selling the loans to investors. These types of applications, which extend the automation of our customers’ workflows, have been developed and deployed by our customers and third-party developers using App Engine.

IntegrationHub

Our IntegrationHub product enables anyone who creates an application on the Now Platform to extend workflows into third-party products, eliminating the need for other integration tools to connect a ServiceNow workflow with other software platforms. Integration hub provides a framework that allows developers to create and publish integrations for use by anyone. The Now Platform provides connectors to over one hundred products in the ServiceNow Store.

In addition, the ServiceNow Store has hundreds of certified, ready to use applications from a growing independent software vendor ecosystem. The ServiceNow Store enables departments across an enterprise to do more with the Now Platform with certified applications that complement and extend the Now Platform into new use cases.

Industry Solutions

We have expanded existing partnerships to deliver our industry-specific product solutions and better address the unique needs of specific industries. We currently offer industry product solutions for financial services and telecommunications and intend to offer more industry specific solutions for other industries. With Financial Services Operations as part of our Customer workflows, our financial services customers can unite their front, middle and back offices to improve customer and employee experiences. It also facilitates agile security responses to enhance risk protection and provides artificial intelligence capabilities and a unified system on a single cloud platform. With Telecommunications Network Performance Management as part of our IT workflows and Telecommunications Service Management as part of our Customer workflows, our telecommunications customers can connect their entire operation—from the network to the customer—with one platform, proactively monitor the health of their networks and services, enhance customer care, automate service assurance and gain real-time data visibility.

Professional Services

Our Professional Services are offered by ServiceNow alone and in a co-delivery model with our network of partners to help customers maximize the value of their ServiceNow investment. Our professional services include process design, implementation, configuration, architecture and optimization services. With our Now Value methodology as the foundation for customer success, our services bring together our experts and leading practices enabling our customers to create value and drive customer outcomes as they embark on enterprise digital transformations through the use of our platform. Our training services include programs for all of our products.

Customer Support

Customers receive standard and enhanced support around the globe, from technical resources located in the United States and internationally. We also offer self-service technical support through our support portal, which provides access to documentation, knowledge base articles, online training, online support forums and online case creation.

Our Technology and Operations

We operate a multi-instance architecture that provides each customer with its own dedicated application logic and database. This architecture is designed to deliver high-availability, scalability, performance, security and ease of upgrading. Our cloud infrastructure primarily consists of industry-standard servers, networks and storage components. We host our full software-as-a-service experience on our own private cloud and use public cloud service providers for certain highly regulated customers.

Our data centers operate in paired configurations to enable replication for high-availability and redundancy. We currently operate data centers in Australia, Brazil, Canada, Germany, Hong Kong, Ireland, Japan, South Korea, the Netherlands, Singapore, Switzerland, the United Kingdom, and the United States, and we continuously evaluate our data center operations and capacity in existing and new geographies.

We offer customers the option to deploy our services on dedicated hardware in our data centers. Our architecture also gives us the added flexibility to allow customers the option of deploying our services internally or under contract with a third party to host the software in order to support unique regulatory or security requirements. While there are some limitations on agility and flexibility as compared to our cloud offering, a minority of our customers have elected the third-party alternative. The standard and enhanced customer support we provide for self-hosted customers is similar to the support we provide to customers deployed in our managed data centers.

Sales and Marketing

We sell our product offerings and services primarily through our global direct sales organization. We also sell services through managed services providers and resale partners.

Our marketing efforts and lead generation activities consist primarily of customer referrals, digital advertising (including via our website), trade shows, industry events, brand campaigns and press releases. We also host our annual Knowledge user conference, webinars and other user forums, including regional forums which we call Now at Work, where customers and partners both participate in and present on a variety of programs designed to educate them on industry best practices and help accelerate their success.

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

Partner Ecosystem

In addition to our global direct sales organization, we also have a strong and growing ecosystem of partners that helps accelerate our customers’ digital transformation initiatives and deliver customer value at scale. Our partners play a critical role in helping companies digitally transform their business. Our industry and workflow capabilities paired with our partners’ industry and functional domain experience help customers of all sizes. Together with our partners, we offer industry and domain-focused solutions at scale and are accelerating digital transformation as we help companies drive new approaches in engaging their end users and employees. For example, we formed a “business group” with one of our partners to develop joint industry and workflow solutions to help customers transform at scale and achieve their digital transform initiatives faster.

Customers

We primarily sell our services to large enterprise customers, and we host and support large, enterprise-wide deployments for our customers. As of December 31, 2020, we had approximately 6,900 enterprise customers. Our customers operate in a wide variety of industries, including government, financial services, healthcare, manufacturing, IT services, technology, oil and gas, telco, education and consumer products.

Research and Development

Our research and development organization is responsible for the design, development, testing and validation of our solutions. We focus on innovating and developing new services and core technologies and further enhancing the functionality, reliability and performance of our existing solutions. Using emerging technologies, we can anticipate customer demands and then bring new services and new versions of existing services to market quickly in order to remain competitive in the marketplace. We have made, and will continue to make, significant investments in research and development to broaden our platform capabilities, strengthen our existing applications, expand the number of applications on our platform, enhance our user experience and develop additional mobile, automation and machine intelligence technologies.

Acquisitions and Investments

In addition to continuing to invest in our own research and development efforts, we have made acquisitions and investments in the past and will continue to assess opportunities for strategic acquisitions and investments to complement our technology and skill sets and expand our product reach. Our focus is on building out our platform and products through both organic investments to support customer needs and acquisitions of talent and enhanced capabilities. For example, a number of our acquisitions in 2020 focused on bringing AI capabilities to the Now Platform and across our suite of products.

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

Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to ours. Accordingly, we compete with both cloud-based and traditional, enterprise-application, software vendors. Our competitors vary in size and in the breadth and scope of the products and services they offer. As we continue to expand the breadth of our services to include offerings in new markets and verticals, we expect increasing competition from platform and application development vendors focused on these markets and verticals.

Various factors influence purchase decisions in our industry, including total cost of ownership, customer experience, level of customer satisfaction, breadth and depth of product functionality, security, adherence to industry standards, brand awareness, flexibility, performance, relevance and traction. We believe that we compete favorably with our competitors on each of these factors. However, many of our competitors have substantially greater financial, technical and other resources. They may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements and buying practices. An existing competitor or potential competitor could introduce new technology, or more effectively utilize existing technology, that reduces demand for our services. Acquisitions, integrations and consolidation by and among other companies in our industry may allow potential competitors to offer integrated or bundled products, enhanced functionality, or other advantages, which may impact our competitive position. In addition, some of our competitors offer their products or services at a lower price, which has resulted in pricing pressures. Larger competitors may also have the operating flexibility to bundle competing products and services with other offerings, which may enable them to offer their products and services at a lower price. As competition intensifies, we expect pricing competition to continue or increase.

Intellectual Property

We rely upon a combination of U.S. and international copyright, trade secret, patent and trademark laws and confidentiality procedures and contractual restrictions, such as confidentiality and license agreements, to establish, protect and grow our intellectual property (“IP”) rights. In addition, we enter into confidentiality and proprietary rights agreements with our employees, partners, vendors, consultants and other third parties and control access to our IP and other proprietary information. We also purchase or license technology that we incorporate into our products or services. In certain of our partnership arrangements, our partners may develop technology on the Now Platform that may be subject to copyright or other intellectual property rights that we agree to with the partner.

We continue to grow our global patent portfolio and IP rights that relate to our platform, applications, services, research and development and other activities. Our success depends in part upon our ability to protect our core technology and IP. We have over 950 U.S. and foreign patents, including patents acquired from third parties, and over 750 pending patent applications. We do not believe that our proprietary technology is dependent on any single patent or other IP right or group of related patents or IP rights. We file patent applications to protect our IP and have and may continue to acquire additional patents, patent portfolios, or patent applications. However, we cannot be certain that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of value or applicability. In addition, any patents that have been or may be issued or acquired may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them.

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

Human Capital Management

We have over 13,000 employees worldwide and strive to ensure that our employees understand, embrace and deliver on our purpose to make the world of work, work better for people. We believe that our employees' commitment to our purpose contributes to higher employee satisfaction, productivity and results in the creation of more customer-focused products and services. This year, much of our human capital management efforts focused on Diversity, Inclusion and Belonging, and ensuring a proper and effective response to the COVID-19 pandemic for our employees.

As of December 31, 2020, we had 13,096 full-time employees worldwide. None of our U.S. employees are represented by a labor union. Employees in certain European countries are represented by workers’ councils and have the benefits of collective bargaining arrangements at the national level. We have not experienced interruptions of operations or work stoppages due to labor disagreements.

Purpose, Culture and Employee Engagement

As a company, we undertake numerous efforts to ensure that our employees understand, embrace and deliver on our purpose: to make the world of work, work better for people. From a recruiting process in which we evaluate candidates in part based on their commitment to our purpose, to an onboarding process that includes content on purpose and how our products impact our customers, to regular company-wide meetings in which our purpose is a central theme, to department and individual discussions of purpose, we seek to provide education in a variety of formats. We regularly measure our employees’ engagement to determine whether they see their work contributing to the Company’s larger purpose, including through an Employee Voice Survey.

Our culture is driven by our core company values:
•Win as a team
•Embrace diversity, create belonging
•Enjoy the journey
•Deliver customer success
•Innovate and execute
•Stay hungry and humble

We screen leadership hires and measure employee performance against these company values, and regularly measure employee engagement against these values through our Employee Voice Survey. We believe our values-driven culture of open and transparent communication has contributed to our recognition as a great place to work by our employees.

Diversity, Inclusion and Belonging – Commitment to Equality of Opportunity, Pay Equity and Employee Well-Being

Embracing diversity, inclusion and belonging is a business imperative that is core to how we operate, recruit talent, develop our people, create culture and innovate. Diverse, inclusive teams where everyone feels they belong are high performing teams that are more innovative, productive and engaged. We have believed in this principle and invested resources in this area for some time, but the need for investment in diversity was more widely recognized in the technology industry in 2020. In past years, we have evaluated pay equity practices for our workforce, and we plan to do so on an ongoing basis, to ensure employees at the same job title and level are paid consistently.

We have regularly measured our representation of women in the Company, including in leadership and technical positions. As of December 2019, in the US, where we have pay data by gender, race, and ethnicity, women and under-represented groups earn $1.00 and $1.01 for every $1.00 earned by their male and white counterparts, respectively. As of December 2019, globally, where we have pay data by gender, women earn $0.99 for every $1.00 earned by their male counterparts. We have published our gender representation and pay equity data in an annual Diversity Report, which we have posted on our public-facing website.

We are committed to employee well-being and offer mental and behavioral health support to our employees, including therapy and educational resources.

Human Capital Management in Response to COVID-19

In responding to the COVID-19 pandemic in 2020, we prioritized ensuring the safety and health of our employees. Before health guidance suggested shelter in place initiatives, we began to limit business travel and encourage remote working. Then, in advance of shelter in place requirements, we adopted a company policy encouraging all employees to work from home and closed most of our offices (including our headquarters), except for certain critical positions. In April 2020, we committed to protect the jobs of our global workforce through 2020 with a “no layoff” pledge despite the economic uncertainty of the COVID-19 pandemic. We met that commitment and did not conduct any layoffs in 2020. In addition to meeting our commitment to the no layoff pledge, we had a net increase to our total headcount of approximately 26%. Since transitioning to a mostly work from home environment, we launched regular employee surveys to check in on employee well-being and sentiment on return to workplace readiness. Recognizing the impact of COVID-19 on our employees’ mental health, we also offered additional wellness and behavioral health education and resources to our employees. We also continued to invest in the future of our workforce by hosting our summer intern program globally with more than 360 interns participating digitally.

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

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response will continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

Beginning in early 2020, the COVID-19 pandemic began to have widespread impact on the health of the population and a broader impact on the markets. The COVID-19 pandemic disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The pandemic had a significant impact in 2020, and its ongoing impact into 2021 and beyond is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the continuing actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. If the pandemic were to endure for the longer term, recession, depression or other sustained adverse market events may result.

Some customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, hospitality, retail and energy, reduced their IT spending or delayed their digital transformation initiatives in 2020 and these reductions and delays in spend by our customers and prospects could persist. We experienced some curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, and impact on our ability to land new customers. If we should see an increase in such effects or increased competitive pressures due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially and adversely impacted.

In response to the COVID-19 pandemic, we temporarily closed most of our offices (including our headquarters) around the world, encouraged our employees to work remotely, implemented travel restrictions for all non-essential business, and canceled or shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences. For the immediate future, we have deemed it advisable to continue to do so, though our approach may vary among geographies depending on appropriate health protocols. Additionally, our efforts to re-open our offices safely may not be successful, could expose our employees to health risks and could involve additional costs or liability. We expect that the COVID-19 pandemic will have a long-term effect on the nature of our office environment, remote working and how we innovate. While we believe that this will be a positive development over the longer term, there may be operational and workplace culture challenges that may adversely affect our business, including talent retention, in the shorter term.

As a result of the impact of COVID-19 on our business, in our Q1 2020 earnings we revised our external guidance to investors as to our expectations of our financial performance for the full year 2020 to account for impacts that have occurred and further expected impacts. Because we are a subscription business, the reduction in performance for 2020 will impact future years as well. If the COVID-19 pandemic continues or worsens, especially in regions in which we have material operations or sales, our business activities from impacted areas, including sales-related activities, could be adversely affected. Disruptive activities could include continued business closures in impacted areas, further or continued restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding mainly in our general and administrative functions. The COVID-19 pandemic could also impact our data center operations, including potential disruptions to the supply chain of hardware needed to maintain these third-party systems, and primary vendors we rely on for products and services that allow our employees to work remotely. Further, we may experience increased cyberattacks and security challenges as our global employee base and vendors and other third parties work remotely on less secure systems.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak; future infection spikes resulting in additional preventative measures; the availability and timing of the distribution of an effective vaccine; the severity of the economic decline attributable to the pandemic and timing and nature of a potential economic recovery; government responses, including the effectiveness, extent and duration of efforts to limit the spread and impact of the disease, such as “shelter in place” and similar government directives, all of which are highly uncertain and unpredictable. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods and could cause our future results of operations to vary significantly from period to period.

The effects of the COVID-19 pandemic also may heighten other risks, including significant volatility in the global markets, trading prices of our common stock, interest rate and foreign currency described in this ‘‘Risk Factors’’ section. Risks caused or heightened by the COVID-19 pandemic may continue for the duration of and possibly beyond the COVID-19 pandemic for an indefinite period.

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

Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to ours. As our offerings have become more widely adopted and successful in the market, more competitors are developing competing offerings. Many of our existing competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships (including at the executive level of large enterprises), larger marketing budgets and greater resources than we do. While we believe that our platform and products can largely be complementary to large, established systems that traditionally operate as “systems of record,” competitors may try to enter our space. They may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, customer requirements and buying practices. They may utilize acquisitions, integrations or consolidations to offer integrated or bundled products, enhanced functionality or other advantages. They may reduce the price of competing products or subscriptions or may bundle them with other products and subscriptions, causing our products to appear relatively more expensive. They may also invest in industry-specific solutions that purport to provide a unique solution for that industry. Additional companies may expand their services to compete with our services, or we may shift our products and services to compete with current and future competitors in adjacent markets. We have expanded, and expect to continue to expand the breadth of our services to include offerings in new markets and the use of our platform by developers. As a result, we expect increasing competition from companies focused on these other markets. Smaller competitors and new entrants may accelerate pricing pressures, including in the IT market, which includes our more mature offerings and from which we derive a large portion of our revenues. For these reasons, we may not be able to compete successfully, and competition could result in reduced sales and margins, losses or failure of our products to achieve or maintain market acceptance, any of which could harm our business.

If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological, market and customer developments, our competitive position and business prospects may be harmed.

We compete in markets that continue to evolve rapidly. The pace of innovation will continue to accelerate as customers increasingly base their purchases on digital technologies and shift to modern cloud-based infrastructure and agile ways of working. As digital transformation accelerates across the enterprise, capabilities such as artificial intelligence, machine learning, robotic process automation, low-code application development, database scalability, consumer-grade user experiences, collaboration, Internet-connected devices, security, cryptography, internal software development operations, and application and service awareness become increasingly relevant to customers’ evolving needs. Our customers and prospective customers are either facing competing imperatives to adopt digital technologies, or have already been built on fully-digital, modern, dynamic IT technologies. Accordingly, to compete effectively, we must: identify and innovate in the right emerging technologies, knowing that we cannot make substantial investments in all of them; accurately predict our customers’ changing business needs, priorities and adoption practices, including their technology infrastructures and buying and budgetary practices; invest in and continually optimize our own technology platform so that it continues to meet the very high performance expectations of our customers; successfully deliver new, scalable platform and database technologies and products to meet these needs and priorities; efficiently integrate with other technologies within our customers’ digital environments; expand our offerings into industries and to buyers who are not familiar with our offerings; profitably market and sell products to companies and buyers in markets where our sales and marketing teams have less experience; and effectively deliver, directly or through our partner ecosystem, the business process planning, IT systems architecture planning, and product implementation services that our customers require to be successful. If we fail to meet any of these requirements, our competitive position, strategic relevance and business prospects may be harmed.

If we are unsuccessful in increasing our penetration of international markets or managing the risks associated with foreign markets, our business and operating results will be adversely affected.

Sales outside of North America represented 35% and 34% of our total revenues for the years ended December 31, 2020 and 2019, respectively. Our business and future prospects depend on increasing our international sales as a percentage of our total revenues, including sales to enterprises in the public sector outside the United States (the “US”). The failure to grow internationally will harm our business. Additionally, operating in international markets requires significant investment and management attention and subjects us to different regulatory, political and economic risks from those in the US. We have made, and will continue to make, substantial investments in data centers, cloud computing infrastructure, sales, marketing, partnership arrangements, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments. We may significantly underestimate the level of investment and time required to be successful, or whether we will be successful. Our rate of acquisition of new large enterprise customers, a factor affecting our growth, has generally been lower in Africa, Asia, Eastern Europe, South America and other markets in which we are less established and where there may be increased or changing regulations and operational and intellectual property risks, as compared to North America, Australia and Western Europe. An increasing proportion of the large enterprises that are not yet our customers are located in emerging markets where we are less established. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including hiring qualified sales management personnel, penetrating the target market, anticipating and ensuring compliance with regulatory developments, and managing foreign operations in such locales.

Risks inherent with making our products and services available in international markets include without limitation:

•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, competition, requirements to have local partner(s), local entity ownership limitations, technology transfer or sharing requirements, data residency and transfer laws and regulations, privacy and data protection laws and regulations;
•compliance by us and our business partners with international bribery and anti-corruption laws, including the UK Bribery Act and the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”);
•the risk that illegal or unethical activities of our local employees or business partners will be attributed to or result in liability to us or damage to our reputation;
•the risk that we will fail to meet the requirements of the rules and regulations relating to government or other public sector contracting;
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
•localization of our services, including translation into foreign languages and associated expenses; and
•natural disasters, acts of war, terrorism or pandemics.

If we are unable to manage these risks, if our required investments in these international markets are greater than anticipated, or if we are unsuccessful in increasing sales in emerging markets, our revenue growth rate, business and operating results will be adversely affected.

Doing business with the public sector, including federal, state and local governments and agencies in the US, and heavily-regulated organizations and governments globally, subjects us to risks related to the government procurement process, budget decisions driven by statutory and regulatory determinations, termination of contracts, and compliance with government contracting requirements.

We provide products and services to the U.S. federal, state and local governments and heavily-regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in the federal, state and local government sectors. This includes obtaining additional cloud security certification requirements for the ServiceNow Government Community Cloud, such as the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) High Provisional Authority to Operate (“P-ATO”) from the Joint Authorization Board, and the U.S. Department of Defense Security Requirements Guide Impact Level 4 P-ATO for cloud computing by the Defense Information Systems Agency. However, government certification requirements may change, or we may be unable to achieve or sustain one or more government certifications, including those mentioned above. As a result, if such requirements change, our ability to sell into the government sector could be restricted until we demonstrate that we meet any revised certification requirements.

A substantial majority of our sales to date to government entities have been made indirectly through our distributor, resellers or service provider partners. Doing business with government entities presents a variety of risks. The procurement process for governments and their agencies is highly competitive, time-consuming and may, in certain circumstances, be subject to political influence. We incur significant up-front time and expense, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party distributor, reseller or service provider) will win a contract. Beyond this, demand for our products and services may be adversely impacted by public sector budgetary cycles and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown. Further, if we are or our partner is successful in receiving a contract award, that award could be challenged by one or more aggrieved bidders through the applicable bid protest process. Bid protests may result in an increase in expenses related to obtaining contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

In addition, public sector customers may have contractual, statutory or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or due to a default, though such risk may be assumed by such third-party distributor or reseller. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, entities providing services to governments are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier diversity policies, and other obligations that are particular to government contracts, such as termination rights. These obligations may apply to us and/or third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could impose repercussions with respect to contractual and customer satisfaction issues.

In addition, federal, state, and local governments routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, all of which may cause us to suffer reputational harm.

Further, we are increasingly doing business in heavily regulated industries, such as the financial services and health care industries. Current and prospective customers, such as those in these industries, may be required to comply with more stringent regulations in connection with subscribing to and implementing our services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or us in particular, that we may not be able to, or may not choose to, meet. In addition, customers in these heavily-regulated areas often have a right to conduct audits of our systems, products and practices. If one or more customers determines that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

Our customers also include several non-U.S. governments, to which government procurement law risks similar to those present in U.S. government contracting also apply, particularly in certain emerging markets where our customer base is less established. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could materially adversely affect our business and results of operations.

If we fail to comply with applicable anti-corruption and anti-bribery laws, including the FCPA and similar laws of other countries, and general trade regulations, we could be subject to penalties and civil and/or criminal sanctions and our business could be materially adversely affected.

As we continue to expand our business internationally, we will inevitably do more business with large enterprises and the public sector in countries that are perceived to have heightened levels of public sector corruption. Increased business in countries perceived to have heightened levels of corruption could subject us and our officers and directors to increased scrutiny and increased liability from our business operations. We have implemented and continue to update our compliance program but there is a risk that our employees and agents, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. In addition, we are subject to compliance with general trade regulations relating to doing business outside the US, including certain restrictions on conducting trade in certain restricted countries or with certain entities or individuals. Any violation of the FCPA, other applicable anti-corruption and anti-bribery laws or general trade regulations by our employees or our third-party intermediaries could subject us to significant risks and result in regulatory investigations, whistleblower complaints, adverse media coverage and/or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects.

We rely on our network of partners for an increasing portion of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be limited, and our operating results and growth rate may be harmed.

An increasing portion of our revenues is generated by sales through our network of partners, including managed service providers and resellers. Increasingly, we and our customers rely on our partners to provide professional services, including customer implementations, and there may not be enough qualified implementation partners available to meet customer demand. While we provide our partners with training and programs, including accreditations and certifications, these programs may not be effective or utilized consistently. In addition, new partners may require extensive training and may require significant time and resources to achieve productivity. Our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our platform or products to customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, or properly monitor the quality and efficacy of their service delivery, our ability to sell our products and efficiently provide our services may be impacted, and our operating results and growth rate may be harmed.

Privacy laws and concerns, evolving regulation of cloud computing, cross-border data transfer restrictions, other foreign and domestic regulations and standards related to data and the Internet may adversely affect our business.

National and local governments or agencies have adopted, and may continue to adopt, laws and regulations affecting data privacy, the use of the Internet as a commercial medium, the use of data in contexts referred to as artificial intelligence and machine learning, and data sovereignty or residency requirements concerning the location of data centers and support services. As a cloud-based service provider, we optimize performance of our products and services by utilizing data centers located in, and support provided from, different jurisdictions. Changing laws, regulations and standards applying to the collection, use, sharing, transfer or other processing of data, including personal data, could affect our ability to develop our products and services to maximize their utility, as well as our customers’ ability to use data or share data with service providers. Such changes may restrict our ability to use, store or otherwise process data of our customers in connection with providing and supporting our services. In some cases, this could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally.

The costs of compliance with, and other obligations imposed by, the General Data Protection Regulation (the “GDPR”), the ruling of the European Court of Justice in Schrems v. Facebook Ireland, Limited and interpretations of that ruling by regulators and customers, recommendations issued by the European Data Protection Board, new Standard Contractual Clauses issued by the European Commission, the California Consumer Privacy Act, as recently amended by a voter-approved proposition (the “CCPA”) and other privacy, data residency, sovereignty and transfer laws, regulations and standards (including self-regulatory standards) may cause us to incur substantial operational costs or require us to modify our data handling practices and/or policies, may limit the development, use and adoption of our services, including artificial intelligence and machine learning features, and could reduce overall demand for our services. In addition, non-compliance could result in proceedings or investigations against us by regulatory authorities or others, lead to significant fines, damages, orders or reputational harm and may otherwise adversely impact our business, financial condition and operating results. Changes in our developed or acquired products and how such products utilize data could also alter or increase our compliance requirements. As a result, our innovation and business drivers in developing or acquiring new and emerging technologies and the demand for our products could be impacted.

Delays in the release of, or actual or perceived defects in, our products may slow the adoption of our latest technologies, reduce our ability to efficiently provide services, decrease customer satisfaction, and adversely impact sales of additional products.

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
•introducing increased complexity and burden to maintain the technology platform or introducing vulnerabilities or threats by integrating acquired technologies;
•increased data privacy or security compliance requirements resulting from integrating the acquired technology or company with ours;
•impairment to our investments if our investees are unable to obtain future funding on favorable terms or at all; and
•potential unknown liabilities associated with the acquired businesses.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, including personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached because of employee error or third-party actions, including unintentional events or deliberate attacks by cyber criminals, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. For example, third parties have attempted to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data, and we have been the target of email scams that attempt to acquire personal information or company assets. Computer malware, ransomware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and they have occurred on our and our third-party service providers’ systems in the past and may occur again on these systems in the future. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. This may also include underlying infiltration of pre-existing systems, including those of our third-party service providers or customers, perpetrated by more sophisticated attackers, such as the late 2020 foreign cybersecurity attack on a U.S. IT company. We devote significant financial and personnel resources to implement and maintain security measures; however, as cyber-security threats develop and grow more complex over time, it may be necessary to make significant further investments to protect data and infrastructure. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, service level agreement claims, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of paying to access data, investigating, remediating, eliminating, complying with notice obligations and implementing additional measures designed to prevent actual or perceived security incidents. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

Further, in most instances, our customers administer access to the data held in their particular instance for their employees and service providers. While we offer tools and support, customers are not required to utilize them and, accordingly, or for other reasons, a customer may suffer a cyber-security event on its own systems, unrelated to our own, and allow a malicious actor to obtain access to the customer’s information held on our platform. Even if such a breach is unrelated to our security programs or practices, such breach could result in our incurring significant economic and operational costs in investigating, remediating, eliminating and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm to us.

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

In the technology industry, there is substantial and continuous competition for diverse, talented product and engineering, sales and operations employees. We may not be successful in attracting and retaining such personnel, and we may experience increased compensation and training costs that may not be offset by either improved productivity or higher sales. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all. In particular, competition for experienced software and cloud computing infrastructure engineers in the San Francisco Bay area, San Diego, Seattle, Hyderabad, Dublin, London, and Amsterdam, our primary operating locations, is intense. Many of our employees, including all of our executive officers, are employed “at-will” and may terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

In addition, we believe our corporate culture of fostering innovation, teamwork and employee satisfaction has been a key contributor to our success to date. As we continue to grow and expand globally and navigate shifting workforce priorities, including an extended period of time in which our employees are working from their home locations or an increase in remote workers, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success.

Lawsuits against us by third parties that allege we infringe their intellectual property rights could harm our business and operating results.

There is considerable patent and other intellectual property development activity in our industry. Our competitors, other third parties and non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation or other violations of intellectual property rights against us. Moreover, the patent portfolios of many of our competitors are larger than ours. This disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. For example, we have recorded material charges for legal settlements of such claims in the past.

In any intellectual property litigation, regardless of the scope or merit, we may incur substantial costs and attorney’s fees and, if the claims are successfully asserted against us and we are found to be infringing upon the intellectual property rights of others, we could be required to: pay substantial damages and/or make substantial ongoing royalty payments; cease offering or modify our products and services; comply with other unfavorable terms, including settlement terms; and indemnify our customers and business partners, obtain costly licenses on their behalf, and/or refund fees or other payments previously paid to us. Further, upon expiration of the term of any agreements that allow us to use third-party intellectual property, we may be unable to renew such agreements on favorable terms, if at all, in which case we may face intellectual property litigation. The mere existence of any lawsuit, or any interim or final outcomes, and the public statements related to it (or absence of such statements) by the press, analysts and litigants could be unsettling to our customers and prospective customers. This could cause an adverse impact to our customer satisfaction and related renewal rates, cause us to lose potential sales, and could also be unsettling to investors or prospective investors and cause a substantial decline in our stock price. Any claim or litigation against us could be costly, time-consuming and divert the attention of management and key personnel from our business operations and harm our financial condition and operating results.

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

Our business depends upon the successful implementation of our products by our customers either through us or our partners. Further, our customers’ business, integration, migration and security requirements, or errors by us, our partners, or our customers, or other factors may cause implementations to be delayed, inefficient or otherwise unsuccessful. For example, changes in the functional requirements of our customers, delays in timeline, or deviations from recommended best practices may occur during the course of an implementation project. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned or fail to meet our customers’ expectations, which may delay our ability to sell additional products or result in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Some customers may lack the employee talent or organizational capacity to manage a digital transformation such as our offering and, as a consequence, may be unable to see the benefits of our products. Unsuccessful, lengthy, or costly customer implementation and integration projects could result in claims from customers, reputational harm, and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and operating results.

Disruptions or defects in our services could damage our customers’ businesses, subject us to substantial liability and harm our reputation and financial results.

From time to time, we experience defects in our services, and new defects may be detected in the future. For example, we provide regular updates to our services, which frequently contain undetected defects when first released. Defects may also be introduced by our use of third-party software, including open source software. Disruptions may result from errors we make in developing, delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service or ransomware attacks. We currently serve our customers primarily using equipment managed by us and co-located in third-party data centers operated by several different providers located around the world, and serve certain of our customers using data center facilities operated by public cloud service providers. These data centers are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error or negligence. Despite precautions taken at these centers, problems at these centers have occurred, resulting in interruptions in our services. Such problems could occur again and result in similar or lengthier service interruptions and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. Our customers use our services to manage important aspects of their businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. Similarly, customers may have unique requirements for system resiliency that we may not be able to, or may not choose to, meet. The occurrence of payment delays, service credit, warranty or termination for material breach or other claims against us could result in an increase in our bad debt expense, an increase in collection cycles for accounts receivable, an increase to our service level credit accruals, other increased expenses or risks of litigation. We may not have insurance sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services.

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

•our ability to attract new customers, retain and increase sales to existing customers, and satisfy customers’ requirements;
•changes in our mix of products and services, including changes in our mix of cloud and self-hosted offerings, market penetration of our products, or use of our products by our customers;
•our ability to increase sales of certain new products;
•volatility in foreign currency exchange rates and our ability to effectively hedge our foreign currency exposure;
•the rate of expansion, retention and productivity of our sales and engineering organizations;
•the number of new employees added;
•the cost, timing and management effort for our development of new products and services;
•general economic conditions that may adversely affect our customers’ or prospective customers’ purchasing decisions;
•the amount and timing of operating costs and capital expenditures related to business operation and expansion;
•seasonality in terms of when we enter into customer agreements;
•the length and complexity of the sales cycle and certification process for our services, especially for sales to larger enterprises, government and regulated organizations;
•changes in the size and complexity of our customer relationships;
•changes to our management, sales and account management teams as we scale and evolve business priorities;
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
•our ability to comply with privacy laws and regulations;
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

We generally recognize revenues from customers ratably over the terms of their subscriptions. Net new annual contract value from new subscriptions and expansion contracts entered into during a period can generally be expected to generate revenues for the duration of the subscription term. As a result, a significant portion of the revenues we report in each period are derived from the recognition of deferred revenues relating to subscriptions entered into during previous periods. Consequently, a decrease in new or renewed subscriptions in any single reporting period will have a limited impact on our revenues for that period. In addition, our ability to adjust our cost structure in the event of a decrease in new or renewed subscriptions may be limited.

Further, a decline in new subscriptions, expansion contracts or renewals in a given period may not be fully reflected in our revenues for that period, but they will negatively affect our revenues in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term. Additionally, due to the complexity of certain customer contracts, the actual revenue recognition treatment required under Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers (“Topic 606”)” depends on contract-specific terms and may result in greater variability in revenues from period to period.

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

We have experienced significant revenue growth in prior periods; however, our longer-term revenue growth rate is declining, and we expect that it will continue to decline into the foreseeable future due to a number of reasons, which may include maturation of our business, increasing competition, or decrease in the growth of our overall market. We also expect our costs to increase in future periods as we continue to invest in our strategic priorities, which may not result in increased revenues or growth in our business. You should not rely on our revenue for any prior periods as any indication of our future revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile.

Changes in our effective tax rate or rejection of our tax positions may adversely affect our financial position and results.

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

The Sarbanes-Oxley Act requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and the reasonable assurance level of our disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses. We may not be able to effectively implement system and process changes required for new standards on a timely basis. Any delays or failure to update our systems and processes could also lead to a material weakness or significant deficiency.

Risks Related to General Economic Conditions

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. The majority of our research and development activities, offices, information technology systems, and other critical business operations are located near major seismic faults in California and Washington. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.

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

For example, the COVID-19 pandemic, global growth rates, tariffs or trade relations between the US and China or other countries, increased restrictions on international data transfers, economic, political and labor conditions, including the impact on trade or any other instability surrounding the United Kingdom’s exit from the EU (Brexit), political uncertainty and other geopolitical events could directly or indirectly affect our business. In addition, the effects, if any, of global financial conditions on our business can be difficult to distinguish from the effects on our business from product, pricing, and other developments in the markets specific to our products and our relative competitive strength. If we make incorrect judgments or assumptions about our business for this reason, our business and results of operations could be adversely affected.

Foreign currency exchange rate fluctuations could harm our financial results.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.

We use derivative instruments, such as foreign currency forwards, to hedge certain exposures to fluctuations in certain foreign currency exchange rates. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. Further, unanticipated changes in currency exchange rates may result in poorer overall financial performance than if we had not engaged in any such hedging transactions. Moreover, for a number of reasons, including our limited experience with these hedging contracts, we may not seek or be able to establish a perfect correlation between such hedging instruments and the exposures being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge, and could expose us to a greater overall risk of loss than if we had not hedged.

Risks Related to Our 2030 Notes and 2022 Notes

Our debt service obligations, including the 2030 Notes, may adversely affect our financial condition and cash flows from operations.

As of December 31, 2020, we have $1.5 billion aggregate principal amount of the 2030 Notes payable outstanding due on September 1, 2030, as described in Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to make payments on, repay or refinance the 2030 Notes in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control. If we decide to refinance the 2030 Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the 2030 Notes at all, both of which may adversely affect our financial condition.

Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

Prior to the business day immediately preceding February 1, 2022, the holders of the 2022 Notes may elect to convert their notes during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $175.18 (the “Conversion Condition”). The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through December 31, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through March 31, 2021, except for the quarter ended March 31, 2019. We have settled conversion requests and expect to settle additional conversion requests prior to the maturity of the 2022 Notes. Also, we intend to continue to settle all of our conversion obligations in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the 2022 Notes converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt discount and issuance cost on the settlement date.

The convertible note hedge and warrant transactions may affect the value of the 2022 Notes and our common stock.

In connection with the sale of the 2022 Notes, we entered into convertible note hedge (the “2022 Note Hedge”) transactions with certain financial institutions (“option counterparties”). We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock (the “2022 Warrants”). The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangements. Any return to stockholders will be limited to increased stock price, if any.

Provisions in our charter documents, Delaware law, 2030 Notes or our 2022 Notes might discourage, delay or prevent a change of control or changes in our management and, therefore, depress our stock price.

Our restated certificate of incorporation, as amended, and restated bylaws contain provisions that could depress our stock price by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•established a classified board so not all directors are elected at one time, although our board will be fully declassified by our 2023 annual meeting of shareholders;
•permit the board to establish the number of directors;
•provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our shareholders;
•require super-majority voting to amend some provisions in our certificate of incorporation, as amended, and restated bylaws;
•authorize issuance of “blank check” preferred stock that our board could use to implement a shareholder rights plan;
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

Our principal office is located in Santa Clara, California, where we lease approximately 608,000 square feet of space under three lease agreements for our business operations and product development. We also have approximately 510,000 square feet of expansion space that is currently under development by the landlord under two additional lease agreements. We also maintain offices globally. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments. We expect to expand our facilities capacity as our employee base grows. We believe we will be able to obtain such space on acceptable and commercially reasonable terms.

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

Stockholders

As of December 31, 2020, there were 9 registered stockholders of record (not including an indeterminate number of beneficial holders of stock held in street name through brokers and other intermediaries) of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or the Securities Act except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index for each of the last five fiscal years ended December 31, 2016 through December 31, 2020, assuming an initial investment of $100. Data for the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ServiceNow, Inc., the NYSE Composite Index,
the S&P 500 Index and the S&P Systems Software Index

$700
$600
$500
$400
$300
$200
$100
$0
12/15
12/16
12/17
12/18
12/19
12/20
ServiceNow, Inc.
NYSE Composite
S&P 500
S&P Systems Software

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Base Period
	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020
ServiceNow, Inc.	100.00	85.88	150.64	205.70	326.16	635.89
NYSE Composite	100.00	111.94	132.90	121.01	151.87	162.49
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Systems Software	100.00	113.24	155.56	181.04	274.06	392.13

Unregistered Sales of Equity Securities

In connection with the acquisition of Sweagle NV (“Sweagle”) in July 2020, we issued 18,728 shares of our common stock to ServiceNow Belgium BVBA. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

The selected consolidated statements of comprehensive income (loss) data for each of the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheets data as of December 31, 2020 and 2019 set forth in the tables below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income (loss) data for the each of the years ended December 31, 2017 and 2016 and the selected consolidated balance sheets data as of December 31, 2018, 2017 and 2016 set forth in the tables below are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss) Data:
Total revenues (1)	$4,519,484	$3,460,437	$2,608,816	$1,918,494	$1,390,985
Net income (loss) (1) (2) (3)	$118,503	$626,698	$(26,704)	$(116,846)	$(414,249)
Net income (loss) per share - basic (1) (2) (3)	$0.61	$3.36	$(0.15)	$(0.68)	$(2.52)
Net income (loss) per share - diluted (1) (2) (3)	$0.59	$3.18	$(0.15)	$(0.68)	$(2.52)
Weighted-average shares used to compute net income (loss) per share - basic	193,096	186,466	177,846	171,176	164,534
Weighted-average shares used to compute net income (loss) per share - diluted	202,478	197,223	177,846	171,176	164,534
(1)The amounts for the years ended December 31, 2017 and 2016 reflect the impact of the full retrospective adoption of Topic 606 as of January 31, 2018.
(2)The amount for the year ended December 31, 2016 includes legal settlement expenses of $270 million.
(3)The amount for the year ended December 31, 2019 reflect the impact of an income tax benefit of $574 million from the release of the valuation allowance on the Irish deferred tax assets. Refer to Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Total assets (1) (2)	$8,715,057	$6,022,430	$3,879,140	$3,550,245	$2,033,767
Deferred revenue, current and non-current portion (1)	$3,007,925	$2,225,792	$1,690,191	$1,246,815	$895,101
Long-term debt	$1,640,153	$694,981	$661,707	$630,018	$507,812
(1)The amount for the year ended December 31, 2017 reflects the impact of the full retrospective adoption of Topic 606 as of January 1, 2018.
(2)The amount as of December 31, 2019 reflects the impact of the adoption of Topic 842 as of January 1, 2019. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes appearing under “Consolidated Financial Statements and Supplementary Data” in Item 8 of this filing. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors. You should carefully read the “Risk Factors” section of this filing for a discussion of important factors, including, but not limited to, impacts on our business, future financial performance and general economic conditions due to the current COVID-19 pandemic, that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements contained in the following discussion and analysis.

Our free cash flow and billings measures included in the sections entitled “—Key Business Metrics—Free Cash Flow” and “—Key Business Metrics—Billings” are not in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.

This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2020 and 2019, and year-to-year comparisons between fiscal 2020 and fiscal 2019. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2018 and year-to-year comparisons between fiscal 2019 and fiscal 2018 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 20, 2020.

COVID-19 Environment

The COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, and impacted our business and results of operations. As of the filing date, the extent to which the COVID-19 pandemic may continue to impact our business and future financial condition or results of operations remains uncertain. We are continuing to monitor the actual and potential effects of the COVID-19 pandemic across our business. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all, and could cause our future results of operations to vary significantly from period to period. As the uncertainty continues, we may experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. Additionally, it is unclear to what extent certain reduction in expenditures noted in the current year due to actions taken in response to COVID-19 will continue to be reduced below historical levels. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including: the duration and spread of the outbreak; government responses, including the effectiveness, extent and duration of mitigation efforts such as “shelter in place” and similar directives; impact on our customers, sales cycles and ability to generate new business; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees mainly in our general and administrative functions; and effect on our partners, vendors and supply chains; all of which are highly uncertain and difficult to predict.

In response to the COVID-19 pandemic, we focused on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. In 2020, we released four Emergency Response applications to help customers navigate the COVID-19 pandemic management and the Safe Workplace applications, a four-application suite and dashboard, designed to help companies manage the essential steps for returning employees to the workplace and to support their health and safety. Additionally, we canceled our in-person, annual Knowledge user conference (“Knowledge”) and replaced it with a digital event experience. In the first quarter of 2020, we also temporarily closed most of our offices and encouraged our employees to work remotely. These changes remain in effect in the first quarter of 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Overview

ServiceNow’s purpose is to make the world of work, work better for people. We believe that people want the technology they use in their work to be more efficient and easier to use. We build applications to meet that demand by automating existing processes and creating efficient, digitized workflows with a consumer grade user experience. Our products and services enable the steps of a job to flow naturally across disparate departments, systems and processes of a business. When work flows naturally, great experiences follow. We primarily deliver our software via the Internet as a service through a simple and easy-to-use interface so that we can rapidly deploy our packaged offerings, and customers can easily build their custom applications. In a minority of cases, customers choose to host our software by themselves or through a third-party service provider.

We generally offer our services on an annual subscription fee basis, which includes access to the ordered subscription service and related standard and enhanced support, including updates to the subscription service during the subscription term. Pricing for our subscription services is based on a number of factors, including duration of subscription term, volume, mix of products purchased, and discounts. We generate sales through our direct sales team and, to a lesser extent, indirectly through resale partners and third-party referrals. We also generate revenues from professional services and for training of customer and partner personnel. Our professional services organization is focused on strategic advisory, implementation and consulting services to accelerate platform adoption and drive customer outcomes. We generally bill our customers annually in advance for subscription services and monthly in arrears for our professional services as the work is performed.

A majority of our revenues come from large global enterprise customers. We continue to invest in the development of our services, infrastructure and sales and marketing to drive long-term growth.

Key Business Metrics

Remaining performance obligations. Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. RPO excludes contracts that are billed in arrears, such as certain time and materials contracts, as we apply the “right to invoice” practical expedient under relevant accounting guidance. Current remaining performance obligations (“cRPO”) represents RPO that will be recognized as revenue in the next 12 months.

As of December 31, 2020, our RPO was $8.9 billion, of which 49% represented cRPO. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,093, 891, and 682 customers with ACV greater than $1 million as of December 31, 2020, 2019 and 2018, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Free cash flow:
Net cash provided by operating activities	$1,786,599	$1,235,972	$811,089
Purchases of property and equipment	(419,327)	(264,892)	(224,462)
Free cash flow (1)	$1,367,272	$971,080	$586,627

(1)Free cash flow for the years ended December 31, 2020 and 2018 include the effect of $82 million and $145 million, respectively relating to the repayments of convertible senior notes attributable to debt discount. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts which is significantly higher with new customers, as well as expansion with existing customers, in the quarter ended December 31. Additionally, we have historically seen higher disbursements in the quarters ended March 31 and September 30 due to payouts under our annual commission plans, purchases under our employee stock purchase plan and payouts under our bonus plans.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Additionally, starting in 2020, we simplified our methodology related to contracts less than 12 months to derive ACV used to calculate renewal rate. Previously disclosed renewal rates may be restated to reflect such adjustments or methodology simplification to allow for comparability. While the previously disclosed renewal rates for the years ended December 31, 2019 and 2018 were restated due to the methodology simplification to allow for comparability, there were no material changes to such previously disclosed renewal rates. Our renewal rate was 98% for each of the years ended December 31, 2020, 2019 and 2018. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the consolidated statements of cash flows. The calculation of billings is provided below:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Billings:
Total revenues	$4,519,484	$3,460,437	$2,608,816
Change in deferred revenue, unbilled receivables and customer deposits(1)	709,522	541,776	480,019
Total billings	$5,229,006	$4,002,213	$3,088,835
Year-over-year percentage change in total billings	31%	30%	34%

(1)As presented on or derived from our consolidated statements of cash flows.

Billings consists of amounts invoiced for subscription contracts with existing customers, renewal contracts, expansion contracts, contracts with new customers, and contracts for professional services and training. Factors that may cause our billings results to vary from period to period include the following:
•Billings duration. While we typically bill customers annually in advance for our subscription services, customers sometimes request, and we accommodate, billings with durations less than or greater than the typical 12-month term.

•Contract start date. From time to time, we enter into contracts with a contract start date in the future, and we exclude these amounts from billings as these amounts are not included in our consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

•Foreign currency exchange rates. While a majority of our billings have historically been in U.S. Dollars, an increasing percentage of our billings in recent periods has been in foreign currencies, particularly the Euro and British Pound Sterling. Fluctuations in foreign currency exchange rates will cause variability in our billings. Foreign currency rate fluctuations had a favorable impact of $21 million and $68 million on billings for the years ended December 31, 2020 and 2019, respectively.

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

•Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as expansion with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures, and the terms of our commission plans which incentivize our direct sales organization to meet their annual quotas by December 31. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings, unless such amounts have been paid as of the balance sheet date. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. Further, the seasonal factors could be heightened due to the impact of the current gross domestic product contraction and other impacts unknown at this time on our customers and sales cycles caused by the COVID-19 pandemic.

While we believe billings is one indicator of the performance of our business, due to the factors described above, an increase or decrease in billings may not reflect the actual performance for that reporting period.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

While our significant accounting policies are more fully described in Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

Revenue Recognition

We derive our revenues predominately from subscription revenues which are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. For our cloud services, we recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration and are generally non-cancelable and without any refund-type provisions.

Subscription revenues also include revenues from self-hosted offerings in which customers deploy, or we grant customers the option to deploy without significant penalty, our subscription service internally or contract with a third party to host the software. For these contracts, we account for the software element separately from the related support and updates as they are distinct performance obligations. The transaction price is allocated to separate performance obligations on a relative standalone selling price (“SSP”) basis. The transaction price allocated to the software element is recognized when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales organization and referral fees paid to independent third-parties. Commissions and referral fees earned upon the execution of initial and expansion contracts are primarily deferred and amortized over a period of benefit that we have determined to be five years. Commissions earned upon the renewal of customer contracts are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenues for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. Determining the period of benefit including average renewal term requires judgment for which we take into consideration our customer contracts, our technology life cycle and other factors.

Business combinations

The allocation of the purchase price in a business combination requires us to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, discount rates, the time and expense to recreate the assets and profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense (benefit) and in evaluating our tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. We review our tax positions quarterly and adjust the balances as new information becomes available.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realizable as of December 31, 2020. We recognized an income tax benefit of $574 million due to the release of the valuation allowance on the Irish deferred tax assets for the year ended December 31, 2019. These Irish deferred tax assets were created primarily as a result of the difference between the tax basis in our Irish subsidiary and the cost reported in our consolidated financial statements resulting from the transfer of intangible assets to the Irish subsidiary as part of our foreign restructuring in 2018. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more likely than not to be realized in the future. In determining the need, or continued need, for a valuation allowance, we considered the weighting of the positive and negative evidence, which includes, among other things, emergence from a cumulative loss position over the previous three years during the fourth quarter of 2020, historical earnings, future growth, forecasted earnings, and future taxable income.

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

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service for both self-hosted offerings and cloud-based subscription offerings, and related standard and enhanced support and updates, if any, to the subscription service during the subscription term. For our cloud-based offerings, we recognize revenue ratably over the subscription term. For self-hosted offerings, a substantial portion of the sales price is recognized upon delivery of the software, which may cause greater variability in our subscription revenues and subscription gross margin. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future updates, when and if available, offered during the subscription term. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancelable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

Professional services and other revenues. Our arrangements for professional services are primarily on a time-and-materials basis, and we generally invoice our customers monthly in arrears for the professional services based on actual hours and expenses incurred. Some of our professional services arrangements are on a fixed fee or subscription basis. Professional services revenues are recognized as services are delivered. Other revenues primarily consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days of invoice.

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 81%, 82% and 84% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 10%, 15% and 18% for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2020 and 2019. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Comparison of the years ended December 31, 2020 and 2019

Revenues

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Revenues:
Subscription	$4,285,797	$3,255,079	32%
Professional services and other	233,687	205,358	14%
Total revenues	$4,519,484	$3,460,437	31%
Percentage of revenues:
Subscription	95%	94%
Professional services and other	5%	6%
Total	100%	100%

Subscription revenues increased by $1.0 billion for the year ended December 31, 2020, compared to the prior year, driven by increased purchases by existing customers and an increase in customer count. Included in subscription revenues is $205 million and $164 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the years ended December 31, 2020 and 2019, respectively.

We expect subscription revenues for the year ending December 31, 2021 to increase in absolute dollars as we continue to add new customers and existing customers increase their usage of our products, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020. We continue to monitor the COVID-19 pandemic in 2021 and its impact on customer acquisition and renewal rates.

Our expectations for revenues, cost of revenues and operating expenses for the year ending December 31, 2021 are based on foreign exchange rates as of December 31, 2020.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Digital workflow products	$3,749,118	$2,810,887	33%
ITOM products	536,679	444,192	21%
Total subscription revenues	$4,285,797	$3,255,079	32%

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, DevOps, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Connected Operations, App Engine and IntegrationHub, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis. In previously issued consolidated financial statements, we referred to digital workflow products as “service management products.”

Professional services and other revenues increased by $28 million for the year ended December 31, 2020, compared to the prior year, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2021 to increase in absolute dollars, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Cost of revenues:
Subscription	$730,835	$549,642	33%
Professional services and other	256,278	247,003	4%
Total cost of revenues	$987,113	$796,645	24%
Gross profit percentage:
Subscription	83%	83%
Professional services and other	(10)%	(20)%
Total gross profit percentage	78%	77%
Gross profit:	$3,532,371	$2,663,792	33%

Cost of subscription revenues increased by $181 million for the year ended December 31, 2020, compared to the prior year, primarily due to increased headcount and increased costs to support the growth of our subscription offerings. Personnel-related costs including stock-based compensation and overhead expenses increased by $80 million and depreciation expense related to data center hardware and software and maintenance costs to support the expansion of our data center capacity increased by $88 million as compared to the prior year. In addition, amortization of intangibles increased by $12 million as a result of acquisitions.

We expect our cost of subscription revenues for the year ending December 31, 2021 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances.

Our subscription gross profit percentage was 83% for each of the years ended December 31, 2020 and 2019. We expect our subscription gross profit percentage to slightly decrease for the year ended December 31, 2021 compared to the year ended December 31, 2020. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased by $9 million for the year ended December 31, 2020 as compared to the prior year, primarily due to increased headcount resulting in increase of personnel-related costs including stock-based compensation offset by a decrease in third-party implementation costs as we continue to invest and deploy our internal professional service organization to increase their utilization and a reduction in travel expenses resulting from travel restrictions due to the COVID-19 pandemic.

Our professional services and other gross loss percentage decreased to 10% for the year ended December 31, 2020, compared to 20% in the prior year, primarily driven by the increased utilization of our internal professional services organization and the reduction in certain travel expenses. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2021 as we expect utilization of our internal professional services organization to stabilize resulting in additional support cost for the business growth and increases in travel expenses compared to the year ended December 31, 2020.

Sales and Marketing

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Sales and marketing	$1,855,016	$1,534,284	21%
Percentage of revenues	41%	44%

Sales and marketing expenses increased by $321 million for the year ended December 31, 2020, compared to the prior year. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $255 million, compared to the prior year. Amortization of deferred commissions and third-party referral fees increased by $51 million, compared to the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, purchase of advertising and market data and outside services, increased by $73 million compared to the prior year.

Amid the ongoing regulatory restrictions imposed by governments worldwide in response to the COVID-19 pandemic, we temporarily closed most of our offices to ensure the well-being and safety of our global employees, office staff and communities, and encouraged our employees to work remotely and limit travel. Further, in response to the pandemic, we canceled Knowledge and other in-person events and either replaced them with digital events or postponed them to future periods and implemented travel restrictions which resulted in a decrease of $66 million for the year ended December 31, 2020 compared to prior year.

Despite the uncertainty around the continued impact of COVID-19 and its duration, we expect sales and marketing expenses for the year ending December 31, 2021 to increase in absolute dollars, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020, as we continue to expand our direct sales organization, increase our marketing activities, grow our international operations and build brand awareness.

Research and Development

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Research and development	$1,024,327	$748,369	37%
Percentage of revenues	23%	22%

Research and development expenses increased by $276 million during the year ended December 31, 2020, compared to the prior year. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $251 million compared to prior year. The remaining increase was primarily due to increase in hosting costs and data center related depreciation costs to support research and development activities.

 We expect research and development expenses for the year ending December 31, 2021 to increase in absolute dollars, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
General and administrative	$454,165	$339,016	34%
Percentage of revenues	10%	10%

General and administrative expenses increased by $115 million during the year ended December 31, 2020, compared to the prior year. The increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $91 million and $12 million increase in outside services, compared to the prior year, primarily from digital transformation projects across functions to improve processes.

We expect general and administrative expenses for the year ending December 31, 2021 to increase in absolute dollars, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020, as we continue to hire new employees and focus on digital transformation.

Stock-based Compensation

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Cost of revenues:
Subscription	$98,258	$72,728	35%
Professional services and other	51,553	43,123	20%
Sales and marketing	320,328	268,408	19%
Research and development	282,244	194,821	45%
General and administrative	118,070	83,115	42%
Total stock-based compensation	$870,453	$662,195	31%
Percentage of revenues	19%	19%

Stock-based compensation increased by $208 million during the year ended December 31, 2020, compared to the prior year, primarily due to additional grants to current and new employees and increased weighted-average grant date fair value of stock awards.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of December 31, 2020, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2021 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020 but we expect this to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 35% and 34% of total revenues for the years ended December 31, 2020 and 2019, respectively. Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) during the year ended December 31, 2020 had a favorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2020 at the exchange rates in effect for the year ended December 31, 2019 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $14 million lower. The impact from the foreign currency movements was not material for professional services and other revenues for the year ended December 31, 2020.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies during the year ended December 31, 2020, for the most part, had an unfavorable impact but overall, did not have a material impact if we had translated our results for the year ended December 31, 2020 at the average exchange rates in effect for the year ended December 31, 2019 rather than the actual exchange rates in effect during the period.

Interest Expense

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Interest expense	$(32,746)	$(33,283)	(2%)
Percentage of revenues	(1%)	(1%)

Interest expense slightly decreased during the year ended December 31, 2020, compared to the prior year, due to the decrease in amortization expense of debt discount and issuance costs as a result of the 2022 Notes Repurchase offset by increase in debt discount, issuance cost and interest related to 2030 Notes. For the year ending December 31, 2021, we expect to incur approximately $30 million related to the 2030 Notes and 2022 Notes.

Other Income (Expense), net

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Interest income	$39,483	$55,409	(29)%
Foreign currency exchange loss, net of derivative contracts	(14,076)	(594)	NM
Loss on extinguishment of 2022 Notes	(46,614)	—	NM
Other	4,275	3,530	21%
Other income (expense), net	$(16,932)	$58,345	(129)%
NM - Not meaningful.

Other income (expense), net decreased by $75 million during the year ended December 31, 2020, compared to the prior year, primarily driven by loss on extinguishment resulting from the 2022 Notes Repurchase and the early conversions of $47 million and increase in foreign currency exchange loss, net of derivative contracts of $13 million compared to the prior year. Additionally, interest income decreased compared to the same period in the prior year despite an increase in investments primarily due to the decline in interest rates during the year and change in our investment strategy to higher quality bonds in response to the global market disruptions and uncertainties resulting from the COVID-19 pandemic.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for (benefit from) Income Taxes

	Year Ended December 31,		% Change
	2020	2019

	(dollars in thousands)
Income before income taxes	$149,185	$67,185	122%
Provision for (benefit from) income taxes	30,682	(559,513)	(105%)
Effective tax rate	21%	(833)%	(103)%

Our effective tax rate was 21% for the year ended December 31, 2020 compared to (833)% for the prior year ended December 31, 2019, primarily due to the release of the valuation allowance on the Irish deferred tax assets of $574 million in the year ended December 31, 2019. The income tax provision for the year ended December 31, 2020 was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the U.S. and the intercompany sale of certain intellectual property rights. See Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

We maintained a full valuation allowance on our U.S. federal and state deferred tax assets as of December 31, 2020 and 2019, respectively. The significant components of the tax expense recorded are current cash taxes payable in various jurisdictions. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions, and availability of net operating losses and tax credits. Given the full valuation allowance on our U.S. federal and state deferred tax assets, sensitivity of current cash taxes to local rules and our foreign structuring, we expect that our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

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

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(in thousands, except per share data)
Total revenues	$1,250,330	$1,151,972	$1,070,842	$1,046,340	$951,774	$885,833	$833,904	$788,926
Gross profit	$971,226	$900,268	$837,903	$822,974	$740,321	$685,040	$635,757	$602,674
Net income (loss)(1)	$16,648	$12,858	$40,766	$48,231	$598,724	$40,598	$(11,079)	$(1,545)
Net income (loss) per share - basic(1)	$0.09	$0.07	$0.21	$0.25	$3.17	$0.22	$(0.06)	$(0.01)
Net income (loss) per share - diluted(1)	$0.08	$0.06	$0.20	$0.24	$3.03	$0.21	$(0.06)	$(0.01)
Weighted-average shares used to compute net income (loss) per share - basic	195,461	193,237	191,319	190,163	189,042	188,074	186,678	182,062
Weighted-average shares used to compute net income (loss) per share - diluted	202,455	201,861	201,453	199,938	197,843	197,878	186,678	182,062

(1)The amounts for the three months ended December 31, 2019 reflect the impact of an income tax benefit of $574 million from the release of the valuation allowance on the Irish deferred tax assets. Refer to Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Our revenues have increased over the periods presented due to increased sales to new and existing customers. Our operating expenses have increased over the periods presented due to increases in headcount, data center operations and other related expenses to support our growth. We have historically seen an increase in marketing expenses in the quarter ended June 30, and a corresponding decrease in marketing expenses in the quarter ended September 30 due to the expenses incurred for our annual Knowledge user conference, partially offset by related proceeds. Marketing expenses in the quarter ended December 31 are also historically higher due to user forums we generally conduct in that quarter. However, during the year ended December 31, 2020, in response to the COVID-19 pandemic, we took several measures to ensure the well-being and safety of our employees including reduction of travel and cancellation of live events to be replaced with digital events. Accordingly, timing and amount of marketing expense might not be consistent with historical trends prior to COVID-19. Nonetheless, we still anticipate operating expenses will continue to increase in future periods as we continue to focus on investing in the long-term growth of our business.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of December 31, 2020, we had $3 billion in cash and cash equivalents and short-term investments, of which $450 million represented cash held by foreign subsidiaries and $417 million is denominated in currencies other than the U.S. Dollar. In addition, we had $1 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrants transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 through December 31, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through March 31, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. During the year ended December 31, 2020, we paid cash to settle $116 million in principal of the 2022 Notes. Additionally, we repurchased $497 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) which was accounted for as a debt extinguishment. We used proceeds from the partial unwind of the 2022 Note Hedge of $1.1 billion for the 2022 Notes Repurchase.

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $34 million in principal amount of the 2022 Notes during the first quarter of 2021. We may receive additional conversion requests that require settlement after the first quarter of 2021.

During the year ended December 31, 2020, we issued 2.3 million shares of our common stock upon partial unwind of the 2022 Warrants. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. As the remaining portion of the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the remaining portion of the 2022 Warrants, which will be September 1, 2022. In addition, we issued 4.3 million shares of our common stock upon the automatic exercise of a portion of the 2018 Warrants during the year ended December 31, 2019. The 2018 Warrants were no longer outstanding as of June 30, 2019. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors”. However, we anticipate our current cash, cash equivalents and investments balance and anticipated cash flows generated from operations based on our current business plan and revenue prospects will be sufficient to meet our liquidity needs, including the repayment of any early conversions of our 2022 Notes, debt service costs, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of property and equipment, intangibles, and investments in office facilities, to accommodate our operations for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business or repay our 2022 Notes at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Year Ended December 31,
	December 31, 2020	December 31, 2019

	(in thousands)
Net cash provided by operating activities	$1,786,599	$1,235,972
Net cash used in investing activities	(1,506,872)	(724,477)
Net cash provided by (used in) financing activities	596,647	(301,856)
Net increase in cash, cash equivalents and restricted cash	901,439	209,453

Operating Activities

Net cash provided by operating activities was $1.8 billion for the year ended December 31, 2020 compared to $1.2 billion for the prior year. The net increase in operating cash flow was primarily due to an increase in adjustments for non-cash items to reconcile net income to net cash provided by operations, driven by stock-based compensation, depreciation and amortization from increased capital expenditures and deferred commissions and the overall favorable impact from changes in operating assets and liabilities offset by the repayment of 2022 Notes attributable to debt discount.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $1.5 billion compared to $724 million for the prior year. The increase in cash used in investing activities was primarily due to $566 million increase in net purchases of investments, $154 million increase in capital expenditures related to infrastructure hardware equipment as well as office related expenditures to support our headcount growth and $40 million, net increase in business combinations, net of cash and restricted cash acquired, and purchases of intangibles.

 Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $597 million compared to net cash used in financing activities of $302 million for the prior year due to proceeds of $1.5 billion from the issuance of the 2030 Notes, net of discount and issuance costs, offset by the 2022 Notes Repurchase of $1.6 billion attributable to principal, funded in part by the proceeds received from the partial unwind of the 2022 Note Hedge of $1.1 billion. In addition, an increase in proceeds from employee equity plans by $38 million was offset by a $99 million increase in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

The following table represents our future non-cancelable contractual obligations as of December 31, 2020, aggregated by type:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating leases, including imputed interest (1)	$582,907	$87,832	$166,034	$116,029	$213,012
Purchase obligations (2)	283,230	119,990	122,301	36,938	4,001
Principal amount payable on our long-term debt(3)	1,669,224	—	$169,224	—	1,500,000
Total contractual obligations	$2,535,361	$207,822	$457,559	$152,967	$1,717,013

(1)Consists of future non-cancelable minimum rental payments under operating leases for offices and data centers.
(2)Consists of future minimum payments under non-cancelable purchase commitments related to our daily business operations. Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences to be held in 2021 and future years. If we were to cancel these contractual commitments as of December 31, 2020, we would have been obligated to pay cancellation penalties of approximately $36 million in aggregate.
(3)For additional information regarding our long-term debt, refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to the obligations in the table above, $20 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2020. It is uncertain if or when such amounts may be settled.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and British Pound Sterling, and therefore benefit from a weakening of the U.S. Dollar relative to these currencies and, conversely, are adversely affected by a strengthening of the U.S. Dollar relative to these currencies. Revenues denominated in U.S. Dollar as a percentage of total revenues was 71% during each of the years ended December 31, 2020, 2019 and 2018.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts to hedge a portion of our net outstanding monetary assets and liabilities. These derivative contracts are intended to offset gains or losses related to remeasuring monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in operating income of $47 million and $31 million for the years ended December 31, 2020 and 2019, respectively, and an increase in operating loss of $23 million for the year ended December 31, 2018. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Interest Rate Sensitivity

We had an aggregate of $4.6 billion in cash, cash equivalents, short-term investments and long-term investments as of December 31, 2020. This amount was invested primarily in money market funds, certificates of deposit, corporate notes and bonds, government and agency securities and other debt securities with a minimum rating of BBB by Standard & Poor’s, Baa2 by Moody’s, or BBB by Fitch. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments.

A hypothetical 100 basis point increase in interest rates would have resulted in an approximate $29 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of December 31, 2019, we had an aggregate of $2.7 billion in cash, cash equivalents, short-term investments and long-term investments, and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $14 million decline of the fair value of our available-for-sale securities.

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

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. We carry these instruments at face value less unamortized discount on our consolidated balance sheet. Because these instruments do not bear interest, we have no economic interest rate exposure on our 2022 Notes associated with changes in interest rates. However, the fair value of our 2022 Notes is exposed to interest rate risks. Generally, the fair market value of our 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price due to the conversion feature, and will generally increase as the stock price increases.

We hold cash balances with multiple financial institutions in various countries and these balances routinely exceed deposit insurance limits.

As of December 31, 2020 and 2019, we had $28 million and $22 million, respectively, of equity investments in privately-held companies that are in the development stage. The fair value of these strategic investments may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment charge if the carrying value of these investments exceed their fair value. We are required to measure equity securities at fair value with changes in fair value recognized through our consolidated statements of comprehensive income (loss). As a result, we anticipate additional volatility to our consolidated statements of comprehensive income (loss) in future periods, due to the valuation and timing of observable price changes of our investments in privately held securities. These changes could be material based on market conditions and events.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption “Quarterly Results of Operations”, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ServiceNow, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Subscription revenue recognition - contracts with multiple performance obligations

As described in Note 2 to the consolidated financial statements, the Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Subscription revenues include self-hosted offerings in which customers deploy, or the Company grants customers the option to deploy without significant penalty, the Company’s subscription services internally or contract with a third party to host the software. For these contracts, management accounts for the software element separately from the related support and updates as they are distinct performance obligations. The transaction price allocated to the software element is recognized when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term. As disclosed by management, evaluating the terms and conditions included within the Company’s customer contracts for appropriate revenue recognition and determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company recognized subscription revenues of $4.3 billion for the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to subscription revenue recognition - contracts with multiple performance obligations is a critical audit matter are the significant judgment by management in identifying distinct performance obligations and evaluating the terms and conditions that may impact revenue recognition. This in turn resulted in significant effort and subjectivity in performing our audit procedures and in evaluating audit evidence.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 11, 2021
We have served as the Company’s auditor since 2011.

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,676,794	$775,778
Short-term investments	1,415,242	915,317
Accounts receivable, net	1,009,415	835,279
Current portion of deferred commissions	228,924	175,039
Prepaid expenses and other current assets	191,467	125,488
Total current assets	4,521,842	2,826,901
Deferred commissions, less current portion	444,068	333,448
Long-term investments	1,468,006	1,013,332
Property and equipment, net	659,641	468,085
Operating lease right-of-use assets	454,218	402,428
Intangible assets, net	153,367	143,850
Goodwill	240,764	156,756
Deferred tax assets	673,111	599,633
Other assets	100,040	77,997
Total assets	$8,715,057	$6,022,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,236	$52,960
Accrued expenses and other current liabilities	668,093	461,403
Current portion of deferred revenue	2,962,579	2,185,754
Current portion of operating lease liabilities	72,236	52,668
Total current liabilities	3,737,144	2,752,785
Deferred revenue, less current portion	45,346	40,038
Operating lease liabilities, less current portion	422,779	383,221
Long-term debt	1,640,153	694,981
Other long-term liabilities	35,154	23,464
Total liabilities	5,880,576	3,894,489
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value; 600,000 shares authorized; 195,844 and 189,461 shares issued and outstanding at December 31, 2020 and 2019, respectively	196	189
Additional paid-in capital	2,973,797	2,454,741
Accumulated other comprehensive income	94,229	25,255
Accumulated deficit	(233,741)	(352,244)
Total stockholders’ equity	2,834,481	2,127,941
Total liabilities and stockholders’ equity	$8,715,057	$6,022,430

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Subscription	$4,285,797	$3,255,079	$2,421,313
Professional services and other	233,687	205,358	187,503
Total revenues	4,519,484	3,460,437	2,608,816
Cost of revenues (1):
Subscription	730,835	549,642	417,421
Professional services and other	256,278	247,003	205,237
Total cost of revenues	987,113	796,645	622,658
Gross profit	3,532,371	2,663,792	1,986,158
Operating expenses (1):
Sales and marketing	1,855,016	1,534,284	1,203,056
Research and development	1,024,327	748,369	529,501
General and administrative	454,165	339,016	296,027
Total operating expenses	3,333,508	2,621,669	2,028,584
Income (loss) from operations	198,863	42,123	(42,426)
Interest expense	(32,746)	(33,283)	(52,733)
Other income (expense), net	(16,932)	58,345	56,135
Income (loss) before income taxes	149,185	67,185	(39,024)
Provision for (benefit from) income taxes	30,682	(559,513)	(12,320)
Net income (loss)	$118,503	$626,698	$(26,704)
Net income (loss) per share - basic	$0.61	$3.36	$(0.15)
Net income (loss) per share - diluted	$0.59	$3.18	$(0.15)
Weighted-average shares used to compute net income (loss) per share - basic	193,096	186,466	177,846
Weighted-average shares used to compute net income (loss) per share - diluted	202,478	197,223	177,846
Other comprehensive income (loss):
Foreign currency translation adjustments	$66,243	$20,539	$(1,903)
Unrealized gains (losses) on investments, net of tax	2,731	8,751	(665)
Other comprehensive income (loss)	68,974	29,290	(2,568)
Comprehensive income (loss)	$187,477	$655,988	$(29,272)

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of revenues:
Subscription	$98,258	$72,728	$48,738
Professional services and other	51,553	43,123	32,816
Sales and marketing	320,328	268,408	228,045
Research and development	282,244	194,821	135,203
General and administrative	118,070	83,115	99,151

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	174,276	$174	$1,731,367	$(958,564)	$5,767	$778,744
Cumulative effect adjustment for ASU 2016-01 adoption	—	—	—	7,234	(7,234)	—
Cumulative effect adjustment for ASU 2016-16 adoption	—	—	—	(746)	—	(746)
Common stock issued under employee stock plans	5,899	6	104,167	—	—	104,173
Taxes paid related to net share settlement of equity awards	—	—	(281,061)	—	—	(281,061)
Stock-based compensation	—	—	545,805	—	—	545,805
Settlement of 2018 Notes conversion feature	1,314	1	(773,302)	—	—	(773,301)
Benefit from exercise of 2018 Note Hedges	(1,314)	(1)	766,858	—	—	766,857
Other comprehensive loss, net of tax	—	—	—	—	(2,568)	(2,568)
Net loss	—	—	—	(26,704)	—	(26,704)
Balance at December 31, 2018	180,175	$180	$2,093,834	$(978,780)	$(4,035)	$1,111,199
Cumulative effect adjustment for Topic 842 adoption	—	—	—	(162)	—	(162)
Common stock issued under employee stock plans	5,003	4	107,905	—	—	107,909
Taxes paid related to net share settlement of equity awards	—	—	(409,703)	—	—	(409,703)
Stock-based compensation	—	—	662,710	—	—	662,710
Settlement of 2018 Warrants	4,283	5	(5)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	29,290	29,290
Net income	—	—	—	626,698	—	626,698
Balance at December 31, 2019	189,461	$189	$2,454,741	$(352,244)	$25,255	$2,127,941
Common stock issued under employee stock plans	4,098	4	151,623	—	—	151,627
Taxes paid related to net share settlement of equity awards	—	—	(508,600)	—	—	(508,600)
Stock-based compensation	—	—	873,816	—	—	873,816
Settlement of 2022 Warrants	2,285	3	(2)	—	—	1
Settlement of 2022 Notes conversion feature	—	—	(1,376,765)	—	—	(1,376,765)
Benefit from exercise of 2022 Note Hedge	—	—	1,378,984	—	—	1,378,984
Other comprehensive income, net of tax	—	—	—	—	68,974	68,974
Net income	—	—	—	118,503		118,503
Balance at December 31, 2020	195,844	$196	$2,973,797	$(233,741)	$94,229	$2,834,481

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$118,503	$626,698	$(26,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	336,381	252,114	149,604
Amortization of deferred commissions	217,631	168,014	143,358
Amortization of debt discount and issuance costs	24,478	33,283	52,733
Stock-based compensation	870,453	662,195	543,953
Deferred income taxes	(24,481)	(575,765)	(34,180)
Repayments of convertible senior notes attributable to debt discount	(81,958)	—	(145,349)
Loss on extinguishment of 2022 Notes	46,611	—	—
Other	(2,493)	(8,921)	(13,080)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(151,431)	(259,835)	(146,148)
Deferred commissions	(365,264)	(255,605)	(239,382)
Prepaid expenses and other assets	(54,203)	(29,907)	(19,886)
Accounts payable	(33,583)	21,355	(4,757)
Deferred revenue	710,998	537,249	468,856
Accrued expenses and other liabilities	174,957	65,097	82,071
Net cash provided by operating activities	1,786,599	1,235,972	811,089
Cash flows from investing activities:
Purchases of property and equipment	(419,327)	(264,892)	(224,462)
Business combinations, net of cash acquired	(107,236)	(7,414)	(37,440)
Purchases of intangibles	(13,190)	(72,689)	(24,400)
Purchases of investments	(2,933,876)	(1,595,667)	(1,295,782)
Sales and maturities of investments	1,965,429	1,192,750	1,234,662
Realized gains on derivatives not designated as hedging instruments, net	1,328	23,435	—
Net cash used in investing activities	(1,506,872)	(724,477)	(347,422)
Cash flows from financing activities:
Net proceeds from borrowings on 2030 Notes	1,481,633	—	—
Repayments of convertible senior notes attributable to principal	(1,627,690)	(9)	(429,645)
Net proceeds from unwind of 2022 Note Hedge	1,105,542	—	—
Proceeds from employee stock plans	145,766	107,868	104,160
Taxes paid related to net share settlement of equity awards	(508,604)	(409,715)	(281,010)
Payments on financing obligations	—	—	(933)
Net cash provided by (used in) financing activities	596,647	(301,856)	(607,428)
Foreign currency effect on cash, cash equivalents and restricted cash	25,065	(186)	(15,530)
Net increase in cash, cash equivalents and restricted cash	901,439	209,453	(159,291)
Cash, cash equivalents and restricted cash at beginning of period	777,991	568,538	727,829
Cash, cash equivalents and restricted cash at end of period	$1,679,430	$777,991	$568,538
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,676,794	$775,778	$566,204
Current portion of restricted cash included in prepaid expenses and other current assets	2,636	2,213	2,334
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,679,430	$777,991	$568,538
Supplemental disclosures of other cash flow information:
Income taxes paid, net of refunds	$39,212	$20,471	$17,507
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$275,273	$—	$—
Benefit from exercise of 2022 Note Hedge	$273,442	$—	$—
Settlement of 2018 Notes conversion feature	$—	$—	$773,302
Benefit from exercise of 2018 Note Hedge	$—	$—	$766,858
Property and equipment included in accounts payable and accrued expenses	$34,839	$56,966	$25,767
Purchase of intangible assets included in accrued expenses and other liabilities	$—	$—	$8,500

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Description of the Business

ServiceNow’s purpose is to make the world of work, work better for people. We believe that people want the technology they use in their work to be more efficient and easier to use. We build applications to meet that demand by automating existing processes and creating efficient, digitized workflows with a consumer grade user experience. Our products and services enable the steps of a job to flow naturally across disparate departments, systems and processes of a business. ServiceNow delivers digital workflows on a single enterprise cloud platform called the Now Platform®. Our product portfolio is currently focused on providing Information Technology (“IT”), Employee and Customer workflows in standardized product offerings. We also enable our customers to design and build their own custom workflow applications using our Creator workflows, formerly called the Now Platform App Engine, and to integrate those applications with third party systems through our Integration Hub.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, standalone selling price (“SSP”) for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, valuation of intangible assets, the useful life of property and equipment and identifiable intangible assets, stock-based compensation expense and income taxes. Actual results could differ from those estimates. We assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact.

Segments

Our chief operating decision maker allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we operate as a single operating and reportable segment.

Foreign Currency Translation and Transactions

The functional currencies for our foreign subsidiaries are primarily their local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net within the consolidated statements of comprehensive income (loss), and have not been material for all periods presented.

Revenue Recognition

Revenues are recognized when control of services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Subscription revenues also include revenues from self-hosted offerings in which customers deploy, or we grant customers the option to deploy without significant penalty, our subscription service internally or contract with a third party to host the software. For these contracts, we account for the software element separately from the related support and updates as they are distinct performance obligations. Refer to the discussion below related to contracts with multiple performance obligations for further details. The transaction price is allocated to separate performance obligations on a relative SSP basis. The transaction price allocated to the software element is recognized when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term.

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

Contract balances

Unbilled receivables represent subscription revenues that are recognized upon delivery of the software prior to being invoiced. Unbilled receivables are primarily presented under prepaid expenses and other current assets on our consolidated balance sheets.

Deferred revenue consists primarily of payments received related to unsatisfied performance obligations at the end of the period. Once our services are available to customers, we record amounts due in accounts receivable and in deferred revenue. To the extent we bill customers in advance of the billing period commencement date, the accounts receivable and corresponding deferred revenue amounts are netted to zero on our consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the contract and are presented under accrued expenses and other current liabilities on our consolidated balance sheets.

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales organization and referral fees paid to independent third-parties. Deferred commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. Commissions and referral fees earned upon the execution of initial and expansion contracts are primarily deferred and amortized over a period of benefit that we have determined to be five years. Commissions earned upon the renewal of customer contracts are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenue for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. We determine the period of benefit by taking into consideration our customer contracts, our technology life cycle and other factors. We include amortization of deferred commissions in sales and marketing expense in our consolidated statements of comprehensive income (loss). There was no impairment loss in relation to the incremental selling costs capitalized for all periods presented.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a fair value hierarchy that is based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of the fair value hierarchy are as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2—Other inputs that are directly or indirectly observable in the marketplace; and
Level 3— Significant unobservable inputs that are supported by little or no market activity.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash and cash equivalents are stated at fair value.

Accounts Receivable, net

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. We reserve for specific amounts if collectability is no longer reasonably assured based on assessment of various factors including historical loss rates and expectations of forward-looking loss estimates. Individual accounts receivable are written off when we become aware of a specific customer’s inability to meet its financial obligation, and all collection efforts are exhausted.

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. We classify investments as available-for-sale at the time of purchase. All investments are recorded at estimated fair value and investments with original maturities of less than one year at time of purchase is classified as short-term. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax, a component of stockholders’ equity, except for credit-related impairment losses for available-for-sale debt securities.

We evaluate investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether we expect to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other income (expense), net in the consolidated statements of comprehensive income (loss). For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $13 million and $11 million, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of comprehensive income (loss).

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

Derivative Financial Instruments

We use derivative financial instruments, mainly forward contracts with maturities of 12 months or less, to manage foreign currency risks. These derivative contracts are not designated as hedging instruments and changes in the fair value are recorded in other income (expense), net on the consolidated statements of comprehensive income (loss). Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the consolidated statements of cash flows.

Property and Equipment, net

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

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

Leases

We determine if an arrangement is or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives. We generally use an incremental borrowing rate estimated based on the information available at the lease commencement date to determine the present value of lease payments, unless the implicit rate is readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We account for lease and non-lease components as a single lease component for office leases. Lease and non-lease components for all other leases are generally accounted for separately. Additionally, we do not record leases on the balance sheet that, at the lease commencement date, have a lease term of 12 months or less.

Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities, less current portion in our consolidated balance sheets. We did not have any material financing leases in any of the periods presented.

Business Combinations

We allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Allocation of the purchase price requires significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. Critical estimates include, but are not limited to, future expected cash flows, discount rates, the time and expense to recreate the assets and profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and Intangible Assets

Goodwill is evaluated for impairment at least annually or more frequently if circumstances indicate that goodwill may not be recoverable. We changed the timing of our annual assessment from fourth quarter to third quarter and did not consider this change to be material. We believe the change in timing is preferable as it better aligns with the Company’s closing processes. This change did not delay, accelerate or avoid any impairment charge. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to fair value and goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Any excess is recognized as an impairment loss.

Intangible assets consist of developed technologies and other intangible assets, including patents and contractual agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from four to eleven years.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted cash flows we expect the asset to generate. Any excess of the carrying value of the asset above its fair value is recognized as an impairment loss.

Advertising Costs

Advertising costs, excluding costs related to our annual Knowledge user conference and other user forums, are expensed as incurred and are included in sales and marketing expense. These costs for the years ended December 31, 2020, 2019 and 2018 were $172 million, $115 million and $65 million, respectively.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units (“RSUs”) with only service conditions on a straight-line basis over the requisite service period. For stock options and RSUs with both service and performance or market conditions (performance-based RSUs (“PRSUs”)), expenses are recognized on a graded vesting basis over the requisite service period and for awards with performance conditions, when it is probable that the performance condition will be achieved. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan (“ESPP”) on a straight-line basis over the six-month offering period. We recognize compensation expense net of estimated forfeiture activity. Amounts withheld related to the minimum statutory tax withholding requirements paid by us on behalf of our employees are recorded as a liability and a reduction to additional paid-in capital when paid, and are included as a reduction of cash flows from financing activities.

We estimate the fair value of stock options with only service conditions and shares issued pursuant to the ESPP using the Black-Scholes options pricing model and the fair value of RSU awards (including PRSUs) using the fair value of our common stock on the date of grant. For stock options with both service and market conditions, we estimate the fair value of the options granted and the corresponding derived service periods using the Monte Carlo simulation, which requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash, cash equivalents, derivative contracts, investments and accounts receivable. We hold cash at financial institutions that management believes are high credit, quality financial institutions and invest in investment-grade debt securities. Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We are also exposed to credit risk under the convertible note hedge transactions that may result from counterparties’ non-performance.

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2020 and 2019, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Additions: Charged to Operations	Additions: Charged to Deferred Revenue	Less: Write-offs	Balance at End of Year
Year ended December 31, 2020
Allowance for doubtful accounts	$6,196	2,544	1,382	1,514	$8,608
Year ended December 31, 2019
Allowance for doubtful accounts	$4,649	1,284	1,306	1,043	$6,196
Year ended December 31, 2018
Allowance for doubtful accounts	$3,115	1,255	1,177	898	$4,649

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not result in a restatement of prior period financial statements.

Recently Adopted Accounting Pronouncements

Accounting Pronouncements Adopted in 2020

Cloud computing arrangements implementation costs

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We adopted this standard on a prospective basis as of January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

Credit losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. For trade receivables, loans, and other financial assets, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 on a modified retrospective basis as of January 1, 2020. The adoption of this standard did not result in any cumulative effect adjustment on our consolidated financial statements upon adoption as of January 1, 2020.

Accounting Pronouncement Adopted in 2019

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (“Topic 842”),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to prior practice. We adopted Topic 842 using the modified retrospective method as of January 1, 2019 with an immaterial amount of cumulative effect adjustment recorded to our accumulated deficit as of January 1, 2019 and elected not to restate the comparative periods in our financial statements in the year of adoption. We also elected the package of transition expedients available for expired or existing contracts, which allowed us to carryforward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard did not impact our previously reported consolidated financial statements for periods ended on or prior to December 31, 2018. Upon adoption, we recorded operating lease right-of-use assets of approximately $335 million and corresponding operating lease liabilities of $363 million on our consolidated balance sheets.

Recently Issued Accounting Pronouncements Pending Adoption

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the consolidated balance sheets (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$405,429	$79	$(13)	$405,495
Corporate notes and bonds	2,298,306	10,478	(298)	2,308,486
Certificates of deposit	23,081	8	—	23,089
U.S. government and agency securities	145,243	942	(7)	146,178
Total available-for-sale securities	$2,872,059	$11,507	$(318)	$2,883,248

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$101,416	$83	$(9)	$101,490
Corporate notes and bonds	1,654,166	7,360	(196)	1,661,330
Certificates of deposit	38,007	38	—	38,045
U.S. government and agency securities	127,544	254	(14)	127,784
Total available-for-sale securities	$1,921,133	$7,735	$(219)	$1,928,649

As of December 31, 2020, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2020
Due within 1 year	$1,415,242
Due in 1 year through 5 years	1,468,006
Total	$2,883,248

The following table shows the fair values and the gross unrealized losses of these available-for-sale debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$94,980	$(13)	$—	$—	$94,980	$(13)
Corporate notes and bonds	534,126	(298)	—	—	534,126	(298)
U.S. government and agency securities	7,985	(7)	—	—	7,985	(7)
Total	$637,091	$(318)	$—	$—	$637,091	$(318)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$20,752	$(9)	$—	$—	$20,752	$(9)
Corporate notes and bonds	242,012	(181)	16,264	(15)	258,276	(196)
U.S. government and agency securities	17,806	(14)	—	—	17,806	(14)
Total	$280,570	$(204)	$16,264	$(15)	$296,834	$(219)

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of December 31, 2020.

Strategic Investments

As of December 31, 2020 and 2019, the total amount of equity investments in privately-held companies included in other assets on our consolidated balance sheets was $28 million and $22 million, respectively. We classify these assets as Level 3 within the fair value hierarchy as only an impairment or observable adjustment is recognized based on observable transaction price at the transaction date of identical or similar investment of the same issuer and other unobservable inputs such as volatility.

(4) Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,305,372	$—	$1,305,372
U.S. government and agency securities	—	2,000	2,000
Marketable securities:
Commercial paper	—	405,495	405,495
Corporate notes and bonds	—	2,308,486	2,308,486
Certificates of deposit	—	23,089	23,089
U.S. government and agency securities	—	146,178	146,178
Total	$1,305,372	$2,885,248	$4,190,620

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

Our equity investments in privately-held companies are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 11 for the fair value measurement of our long-term debt, which are also not included in the table above.

(5) Business Combinations

2020 Business Combinations

On July 1, 2020, we acquired Sweagle NV for $25 million in an all-cash transaction to extend our DevOps and IT operations management (“ITOM”) capabilities. The purchase price was allocated based on the estimated fair value to intangible assets of $8 million comprised mainly of developed technology of $7 million, deferred tax liabilities of $2 million, and goodwill of $19 million.

On February 7, 2020, we acquired Rupert Labs, Inc. d/b/a Passage AI for $33 million in an all-cash transaction to advance our deep learning of conversational artificial intelligence (“AI”) capabilities. The purchase price was allocated based on the estimated fair value to developed technology intangible assets of $22 million, deferred tax liabilities of $5 million and $15 million of goodwill.

On February 6, 2020, we acquired Loom Systems Ltd. for $58 million in an all-cash transaction to extend our AI capabilities for ITOM by providing customers with analytics solutions. The purchase price was allocated based on the estimated fair value to developed technology intangible assets of $17 million, deferred tax liabilities of $4 million and goodwill of $40 million.

Developed technology intangible assets acquired during the year are amortized over a five-year estimated useful life and goodwill is not tax deductible for income tax purposes.

2019 Business Combination

During the year ended December 31, 2019, we completed a business combination for $8 million in cash in which we acquired certain intangible assets, including developed technology and customer arrangements.

2018 Business Combinations

During the year ended December 31, 2018, we completed four business combinations for an aggregate purchase price of $38 million in cash. The aggregate purchase price was allocated based on the estimated fair value to $14 million of developed technology intangible assets (to be amortized over a five-year estimated useful life) $2 million of deferred tax liabilities and $26 million of goodwill, of which $8 million of the goodwill is deductible for income tax purposes.

We believe the goodwill associated with these business combinations represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with our offerings.

Aggregate acquisition-related costs associated with our business combinations are not material for each of the years presented and are included in general and administrative expenses in our consolidated statement of comprehensive income (loss). The results of operations of these business combinations have been included in our consolidated financial statements from their respective dates of purchase. These business combinations did not have a material impact on our consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in thousands):

Carrying Amount
Balance as of December 31, 2018	$148,845
Goodwill acquired	2,246
Foreign currency translation adjustments	5,665
Balance as of December 31, 2019	$156,756
Goodwill acquired	74,172
Foreign currency translation adjustments	9,836
Balance as of December 31, 2020	$240,764

Intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Developed technology	$226,290	$177,746
Patents	64,942	67,730
Other	3,616	3,594
Intangible assets, gross	294,848	249,070
Less: accumulated amortization	(141,481)	(105,220)
Intangible assets, net	$153,367	$143,850

Apart from the business combinations described in Note 5, we acquired $7 million of developed technology and $7 million of patents with weighted-average useful life of approximately five and nine years, respectively, for the year ended December 31, 2020 and $73 million comprising primarily of $61 million in developed technology and $11 million in patents with weighted-average useful life of five and eight years, respectively, for the year ended December 31, 2019.

Amortization expense for intangible assets was approximately $46 million, $35 million and $25 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2020 (in thousands):

Years Ending December 31,
2021	$42,466
2022	38,253
2023	32,962
2024	27,322
2025	5,228
Thereafter	7,136
Total future amortization expense	$153,367

(7) Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Computer equipment	$974,319	$680,160
Computer software	71,688	59,511
Leasehold and other improvements	167,697	125,299
Furniture and fixtures	68,678	53,651
Construction in progress	9,257	6,830
Property and equipment, gross	1,291,639	925,451
Less: Accumulated depreciation	(631,998)	(457,366)
Property and equipment, net	$659,641	$468,085

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense was $225 million, $168 million and $123 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(8) Derivative Contracts

As of December 31, 2020 and 2019, we had foreign currency forward contracts with total notional values of $583 million and $358 million, respectively, which are not designated as hedging instruments. Our foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in thousands):

	Consolidated Balance Sheet Location	December 31, 2020	December 31, 2019
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$7,541	$2,237
Derivative Liabilities
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$9,879	$1,362

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the year ended December 31, 2020 from amounts included in deferred revenue as of December 31, 2019 were $2.1 billion. Revenues recognized during the year ended December 31, 2019 from amounts included in deferred revenue as of December 31, 2018 were $1.6 billion.

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

As of December 31, 2020, the total non-cancelable RPO under our contracts with customers was $8.9 billion, and we expect to recognize revenues on approximately 49% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll	$371,861	$230,682
Taxes payable	58,466	38,326
Other employee related liabilities	91,654	74,853
Other	146,112	117,542
Total accrued expenses and other current liabilities	$668,093	$461,403

(11) Long-Term Debt

The following table summarizes the carrying value of our outstanding debt (in thousands, except percentages):

	December 31, 2020		December 31, 2019
	2030 Notes	2022 Notes	2022 Notes
Long-term debt
Principal	$1,500,000	$169,224	$782,491
Less: debt issuance cost and debt discount, net of amortization	(17,703)	(11,368)	(87,510)
Net carrying amount	$1,482,297	$157,856	$694,981

Effective interest rate of the liability component - 2022 Notes	4.75%
Effective interest rate - 2030 Notes	1.53%

The effective interest rates for the 2030 Notes and 2022 Notes include interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable.

We consider the fair value of the 2030 Notes and 2022 Notes at December 31, 2020 to be a Level 2 measurement. The estimated fair value of the 2030 Notes and 2022 Notes at December 31, 2020 and December 31, 2019 based on the closing trading price per $100 of the 2030 Notes and 2022 Notes were as follows (in thousands):

	December 31, 2020	December 31, 2019
2022 Notes	$687,049	$1,645,970
2030 Notes	$1,463,475	$—

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

2022 Notes

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the “2022 Notes”), which are due June 1, 2022 unless earlier converted or repurchased in accordance with their terms. The 2022 Notes do not bear interest, and we cannot redeem the 2022 Notes prior to maturity. The 2022 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. In accounting for the issuance of the 2022 Notes and the related transaction costs, we valued and bifurcated the conversion option from the host debt instrument, referred to as debt discount, and recorded the conversion option of $160 million in equity at issuance. The resulting debt discount and transactions costs allocated to the liability component are amortized to interest expense using the effective interest method over the term of the 2022 Notes.

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

Conversion of the 2022 Notes prior to the Convertible Date. At any time prior to the close of business on the business day immediately preceding February 1, 2022 (“Convertible Date”), holders of the 2022 Notes may convert their Notes at their option, only if one of the following conditions are met:

•during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (in each case, the “Conversion Condition”); or

•during the five-business day period after any five-consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•upon the occurrence of specified corporate events.
For conversion requests received prior to maturity, the difference between the fair value and the amortized book value is recorded as a gain or loss on early note conversion.

Conversion of the 2022 Notes on or after the Convertible Date. On or after the Convertible Date, a holder may convert all or any portion of its 2022 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding maturity regardless of the foregoing conditions, and such conversions will settle upon maturity. Upon settlement, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through December 31, 2020, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through March 31, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the year ended December 31, 2020, we paid cash to settle $116 million in principal of the 2022 Notes and the loss on the early note conversions was not material. As a result of the settlements, we also recorded a net reduction to additional paid-in capital, reflecting $275 million fair value adjustments to the settled conversion option partially offset by $273 million benefit from the 2022 Note Hedge (as defined below).

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $34 million in principal amount of the 2022 Notes during the first quarter of 2021. We may receive additional conversion requests that require settlement after the first quarter of 2021.

Repurchase of 2022 Notes

On August 11, 2020, we repurchased $497 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) funded in part by the $1.1 billion proceeds received from the partial unwind of the 2022 Note Hedge (as defined below). The 2022 Notes Repurchase was accounted for as a debt extinguishment in which $493 million and $1.1 billion were allocated to the liability and equity components of the 2022 Notes, respectively. The cash consideration allocated to the liability component was based on the estimated fair value of the liability component utilizing a discount rate assuming a similar liability per the Company’s credit rating with the same maturity, but without the conversion option, as of the repurchase date. The cash consideration allocated to the equity component was based on the aggregate cash consideration less the estimated fair value of the liability component. The loss on extinguishment of $39 million recorded as other income (expense), net, represents the difference between the allocated cash consideration and the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and unamortized debt issuance costs in the amount of $43 million.

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the 2022 Notes, we entered into convertible note hedge transactions (the “2022 Note Hedge”) with certain investment banks, with respect to our common stock concurrently with the issuance of the 2022 Notes.

	Purchase	Initial Shares	Shares as of December 31, 2020

	(in thousands)
2022 Note Hedge	$128,017	5,807	1,256

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of December 31, 2020
	(in thousands)	(in thousands)			(in thousands)
2022 Warrants	$54,071	5,807	$203.40	September 1, 2022	1,829

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

We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. The remaining portion of the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on December 31, 2020, the total number of shares of our common stock to be issued upon the automatic exercise of the remaining portion of the 2022 Warrants would be approximately 1.1 million. The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time.

In November 2013, we issued $575 million of 0% convertible senior notes, which $413 million principal amount was early converted prior to and the remaining principal amount of $162 million was cash settled at maturity on November 1, 2018, in accordance with their terms. As a result of the settlements, we recorded an aggregate net reduction to additional paid-in capital, reflecting $773 million of fair value adjustments to the conversion option settled, offset by a $767 million benefit from the exercise of the convertible note hedge transactions (“2018 Note Hedge”). The related warrant transactions with certain investment banks (the “2018 Warrants”) were net share settled based on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date, February 1, 2019. According to the terms of the 2018 Warrants, we issued 4.3 million and 1.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the year ended December 31, 2019 and 2018, respectively. The 2018 Warrants were no longer outstanding as of June 30, 2019.

(12) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following (in thousands):

	December 31,
	2020	2019
Foreign currency translation adjustment	$87,127	$20,884
Net unrealized gain on investments, net of tax	7,102	4,371
Accumulated other comprehensive income	$94,229	$25,255

Reclassification adjustments out of accumulated other comprehensive income into net income were not material for all periods presented.

(13) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600.0 million shares of common stock as of December 31, 2020. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2020, we had 195.8 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2020
Stock plans:
Options outstanding	522
RSUs (1)	7,362
Shares of common stock available for future grants:
2012 Equity Incentive Plan (2)	28,004
2012 Employee Stock Purchase Plan (2)	9,755
Total shares of common stock reserved for future issuance	45,643

(1)Represents the number of shares issuable upon settlement of outstanding RSUs and performance-based RSUs, as discussed under in Note 14.
(2)Refer to Note 14 for a description of these plans.

During the years ended December 31, 2020 and 2019, we issued a total of 4.1 million shares and 5.0 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from ESPP. In addition, as described in Note 11, we issued 2.3 million shares of our common stock upon unwind of the 2022 Warrants during the year ended December 31, 2020 and 4.3 million and 1.3 million shares of our common stock upon the automatic exercise of the 2018 Warrants during the year end December 31, 2019 and 2018, respectively.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10 million shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. At December 31, 2020 and 2019, no shares of preferred stock were outstanding.

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

Our 2012 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2012 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants. The share reserve may increase to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised. Prior to January 2019, the share reserve also automatically increased on January 1 of each year, by up to 5% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. In January 2019, our Board of Directors amended the 2012 Plan to remove the automatic increase provision. Therefore, for the remaining term of the 2012 Plan, the share reserve will not be increased without stockholder approval.

Our 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the years ending December 31, 2021 and December 31, 2020.

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

A summary of stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2018	1,811	$46.55
Granted	161	$266.31
Exercised	(640)	$34.61		$138,389
Canceled	(178)	$86.02
Outstanding at December 31, 2019	1,154	$77.70
Exercised	(621)	$52.98		$199,094
Canceled	(11)	$75.77
Outstanding at December 31, 2020	522	$107.14	4.5	$231,456
Vested and expected to vest as of December 31, 2020	503	$100.95	4.4	$225,866
Vested and exercisable as of December 31, 2020	391	$55.98	3.1	$193,374

The total intrinsic value of the options exercised was $204 million for the year ended December 31, 2018. No stock options were granted during the years ended December 31, 2020 and 2018. The weighted-average grant date fair value per share of options granted was $266.31 for the year ended December 31, 2019. The total fair value of shares vested was $7 million, $8 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The options granted during the year ended December 31, 2019 are options with both service and market-based vesting conditions granted to our Chief Executive Officer in connection with the commencement of his employment during the year. Included in the number of shares canceled during the year ended December 31, 2019 are 171,912 options with both service and market-based vesting conditions granted to our former Chief Executive Officer during the year ended December 31, 2017 in connection with the commencement of his employment which were canceled upon termination of his employment during the year ended December 31, 2019.

As of December 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $11 million. The weighted-average remaining vesting period of unvested stock options at December 31, 2020 was 3.9 years.

RSUs

A summary of RSU activity was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2018	10,202	$121.84
Granted	5,338	$240.32
Vested	(5,487)	$126.85	$1,369,918
Forfeited	(1,320)	$145.34
Outstanding at December 31, 2019	8,733	$185.39
Granted	3,643	$367.52
Vested	(4,250)	$181.85	$1,759,996
Forfeited	(764)	$221.84
Outstanding at December 31, 2020	7,362	$274.23	$4,052,092
Expected to vest as of December 31, 2020	6,408		$3,526,957

RSUs outstanding as of December 31, 2020 were comprised of 7.0 million RSUs with only service conditions and 0.4 million RSUs with both service conditions and performance conditions. RSUs granted with only service conditions under the 2012 Plan to employees generally vest over a four-year period. The total intrinsic value of the RSUs vested was $932 million for the year ended December 31, 2018.

PRSUs with both service and performance conditions are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 180% of the target number of shares depending on achievement relative to the performance metric over the applicable period. The PRSUs shares granted in the years ended December 31, 2020 and 2019 will vest 33% in February of the following year and continue to vest quarterly for the remaining two subsequent years, contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. In July 2020, our board of directors approved a modification to the fiscal year 2020 performance target. As a result, we will recognize an incremental expense of $29 million over the remaining vesting period. We recognized $70 million, $68 million, and $92 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the year ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $1.8 billion and the weighted-average remaining vesting period was 2.7 years.

(15) Stock-based Compensation

The following assumptions were used in the Black-Scholes options pricing model to calculate our stock-based compensation on the date of the grant:

	Year Ended December 31,
	2020	2019	2018
ESPP:
Expected volatility	30%- 60%	30%-49%	26%-31%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.11%-2.04%	2.04%-2.46%	1.15%-2.22%
Dividend yield	—%	—%	—%

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

(16) Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, the 2022 Notes and the 2022 and 2018 Warrants. Stock awards with performance conditions are included in dilutive shares to the extent the performance condition is met. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, 2022 Notes and 2022 and 2018 Warrants are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$118,503	$626,698	$(26,704)
Denominator:
Weighted-average shares outstanding - basic	193,096	186,466	177,846
Weighted-average effect of potentially dilutive securities:
Common stock options	547	1,109	—
RSUs	4,421	4,897	—
2018 Warrants	—	842	—
2022 Notes	842	2,737	—
2022 Notes settlements	1,931	—	—
2022 Warrants	920	1,172	—
Partial settlement of 2022 Warrants	721	—	—
Weighted-average shares outstanding - diluted	202,478	197,223	177,846
Net income (loss) per share - basic	$0.61	$3.36	$(0.15)
Net income (loss) per share - diluted	$0.59	$3.18	$(0.15)

Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock options	—	161	1,811
Restricted stock units	347	413	10,202
ESPP obligations	224	273	318
2018 Warrants	—	—	7,783
2022 Notes	—	—	5,807
2022 Warrants	—	—	5,807
Total potentially dilutive securities	571	847	31,728

(17) Income Taxes

The components of income (loss) before income taxes by U.S. and foreign jurisdictions were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$11,940	$(48,558)	$(153,290)
Foreign	137,245	115,743	114,266
Total	$149,185	$67,185	$(39,024)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision:
Federal	$—	$391	$(336)
State	285	204	163
Foreign	53,055	15,657	22,204
	53,340	16,252	22,031
Deferred provision:
Federal	(5,241)	(3,481)	(2,026)
State	(1,160)	(882)	(377)
Foreign	(16,257)	(571,402)	(31,948)
	(22,658)	(575,765)	(34,351)
Provision for (benefit from) income taxes	$30,682	$(559,513)	$(12,320)

The effective income tax rate differs from the federal statutory income tax rate applied to the income (loss) before income taxes due to the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax computed at U.S. federal statutory rate	$31,329	$14,109	$(8,195)
State taxes, net of federal benefit	210	122	98
Tax rate differential for international subsidiaries	1,342	(5,005)	(41,429)
Stock-based compensation	(157,237)	(108,023)	(93,073)
Tax credits	(63,716)	(51,237)	(44,695)
Foreign restructuring and amortization	7,319	—	(625,292)
Non-deductible expenses	3,601	3,112	1,757
Tax effects associated with Topic 606	—	—	(23,073)
Executive Compensation	24,503	19,289	8,308
Valuation allowance	183,331	(431,880)	813,274
Provision for (benefit from) income taxes	$30,682	$(559,513)	$(12,320)

Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$882,256	$740,141
Credit carryforwards	235,572	171,856
Lease liability	114,639	108,224
Depreciation and amortization	635,904	577,599
Other	102,926	91,149
Total deferred tax assets	1,971,297	1,688,969
Less valuation allowance	(1,128,936)	(918,596)
	842,361	770,373
Deferred tax liabilities:
Right of use asset	(105,641)	(101,091)
Other	(70,805)	(73,818)
Net deferred tax assets	$665,915	$595,464
The unremitted earnings of our foreign subsidiaries are not considered indefinitely reinvested, except in certain designated jurisdictions in which the resident entity is a service provider that is not expected to generate substantial amounts of cash in excess of what may be reinvested by the local entity. We have not provided for state income or withholding taxes on the undistributed earnings of foreign subsidiaries which are considered indefinitely invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is not material as of December 31, 2020.

As of December 31, 2020, we had U.S. federal net operating loss and federal tax credit carryforwards of approximately $3.4 billion and $184 million, respectively. The federal tax credits and a portion of the federal net operating loss carryforwards will begin to expire in 2024 if not utilized. In addition, as of December 31, 2020, we had state net operating loss and state tax credit carryforwards of approximately $2.0 billion and $133 million, respectively. The state net operating loss will begin to expire in 2021 if not utilized, however the tax effected amount due to expire in 2021 is immaterial. State tax credits and a portion of the federal net operating loss carryforwards can be carried forward indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

We maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2020. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized as of December 31, 2020.

We recognized an income tax benefit of $574 million due to the release of the valuation allowance on the Irish deferred tax assets for the year ended December 31, 2019. These Irish deferred tax assets were created primarily as a result of the difference between the tax basis in our Irish subsidiary and the cost reported in our consolidated financial statements resulting from the transfer of intangible assets to the Irish subsidiary as part of our foreign restructuring in 2018. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future. The $210 million increase in the 2020 valuation allowance was primarily attributable to an increase in deferred tax assets related to net operating losses. The $424 million decrease in the 2019 valuation allowance was primarily attributable to the release of the valuation allowance on the Irish deferred tax assets. The $760 million increase in the 2018 valuation allowance was primarily attributable to an increase of approximately $590 million in deferred tax assets that are not realizable related to our foreign restructuring completed during 2018 giving rise to foreign amortizable assets. To the extent sufficient positive evidence becomes available, we may release a portion, or all, of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning period	$36,789	$27,591	$27,648
Tax positions taken in prior period:
Gross increases	5,775	1,516	3,721
Gross decreases	(1,051)	—	(2,896)
Tax positions taken in current period:
Gross increases	38,812	7,682	5,796
Lapse of statute of limitations	—	—	(1,078)
Settlements	—	—	(5,600)
Balance, end of period	$80,325	$36,789	$27,591

As of December 31, 2020, we had gross unrecognized tax benefits of approximately $80 million, of which $20 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $2 million and $1 million at December 31, 2020 and 2019, respectively. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions are recognized as income tax expense and will be released upon the expiration of the statutes of limitations. These amounts are also not material for any periods presented.

We are subject to taxation in the United States and foreign jurisdictions. As of December 31, 2020, our tax years 2004 to 2019 remain subject to examination in most jurisdictions.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments which are not material for the year ended December 31, 2020.

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

Total operating lease costs was $83 million and $64 million, excluding short-term lease costs, variable lease costs and sublease income each of which were immaterial, for each of the years ended December 31, 2020 and 2019, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities was $59 million and $44 million for the years ended December 31, 2020 and 2019, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets was $112 million and $115 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the weighted-average remaining lease term is 8.5 years, and the weighted-average discount rate is 3.5%.

Maturities of operating lease liabilities as of December 31, 2020 are presented in the table below (in thousands):

Years Ending December 31,
2021	$87,832
2022	86,128
2023	79,906
2024	62,211
2025	53,818
Thereafter	213,012
Total operating lease payments	582,907
Less: imputed interest	(87,892)
Present value of operating lease liabilities	$495,015

In addition to the amounts above, as of December 31, 2020, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $342 million. These operating leases will commence between 2021 and 2022 with lease terms of 4 to 14 years.

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities related to our daily business operations. Future minimum payments under our non-cancelable purchase commitments as of December 31, 2020 are presented in the table below (in thousands):

Purchase Obligations (1)
Years Ending December 31,
2021	$119,990
2022	91,156
2023	31,145
2024	23,444
2025	13,494
Thereafter	4,001
Total	$283,230

(1)Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences to be held in 2022 and future years. If we had canceled these contractual commitments as of December 31, 2020 we would have been obligated to pay cancellation penalties of approximately $36 million in aggregate.

In addition to the amounts above, the repayments of our 2022 Notes and 2030 Notes with an aggregate principal amount of $169 million and $1.5 billion are due on June 1, 2022 and September 1, 2030, respectively. Refer to Note 11 for further information regarding our Notes. Further, $20 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2020.

Letters of Credit

As of December 31, 2020, we had letters of credit in the aggregate amount of $21 million, primarily in connection with our customer contracts and operating leases.

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

Indemnification Provisions

Our agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise as a result of their affiliation with us. We have not incurred any costs as a result of such indemnification obligations and have not recorded any liabilities related to such obligations in the consolidated financial statements.

(19) Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America (1)	$2,959,827	$2,276,549	$1,725,255
EMEA (2)	1,132,417	865,661	654,677
Asia Pacific and other	427,240	318,227	228,884
Total revenues	$4,519,484	$3,460,437	$2,608,816

Property and equipment, net by geographic area were as follows (in thousands):

	December 31,
	2020	2019
Property and equipment, net:
North America (3)	$394,215	$269,754
EMEA (2)	172,136	118,399
Asia Pacific and other	93,290	79,932
Total property and equipment, net	$659,641	$468,085

(1)Revenues attributed to the United States were 94% of North America revenues for each of the years ended December 31, 2020, 2019 and 2018.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 78% and 73% of property and equipment, net attributable to North America as of December 31, 2020 and 2019, respectively.

Subscription revenues consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Digital workflow products	$3,749,118	$2,810,887	$2,111,702
ITOM products	536,679	444,192	309,611
Total subscription revenues	$4,285,797	$3,255,079	$2,421,313

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, DevOps, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Connected Operations, App Engine and IntegrationHub, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis. In previously issued consolidated financial statements, we referred to digital workflow products as “service management products.”

(20) Subsequent Events

On January 8, 2021, we completed the acquisition of Element AI Inc., a Canadian company, by acquiring all issued and outstanding shares for approximately $230 million, subject to certain customary adjustments, in an all-cash transaction to accelerate artificial intelligence capabilities across our Now Platform. We are currently evaluating the purchase price allocation for this transaction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2020, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.
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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
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

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, as amended	8-K	001-35580	3.1	6/19/2020
3.2	Restated Bylaws	8-K	001-35580	3.2	6/19/2020
4.1	Form of Common Stock Certificate	S-1/A	333-180486	4.1	6/19/2012
4.2	Indenture dated May 30, 2017 between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	5/30/2017
4.3	Indenture, dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	8/11/2020
4.4	First Supplemental Indenture (including Form of Note), dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.2	8/11/2020
4.5	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35580	4.4	2/20/2020
10.1*	Form of Indemnification Agreement	10-K	001-35580	10.1	2/27/2015
10.2*	2005 Stock Plan, Forms of Stock Option Agreement and Form of Restricted Stock Unit Agreement thereunder	S-1	333-180486	10.2	3/30/2012
10.3*	2012 Equity Incentive Plan, as amended through January 29, 2019	10-K	001-35580	10.3	2/27/2019
10.4*	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020	10-Q	001-35580	10.1	7/30/2020
10.5*	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020	10-Q	001-35580	10.2	7/30/2020
10.6*	2012 Employee Stock Purchase Plan and Form of Subscription Agreement thereunder	10-K	001-35580	10.4	3/8/2013
10.7*	Form of Subscription Agreement under 2012 Employee Stock Purchase Plan, adopted as of October 26, 2020					X
10.8*	Employment Agreement dated October 22, 2019 between the Registrant and William R. McDermott	8-K	001-35580	10.1	10/23/2019
10.9*	Employment Agreement dated November 15, 2019 between the Registrant and Gina Mastantuono	8-K	001-35580	10.1	11/18/2019
10.10*	Employment Agreement dated May 21, 2011 between the Registrant and David L. Schneider	S-1	333-180486	10.7	3/30/2012

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11*	First Amendment to Employment Agreement dated July 3, 2014 between the Registrant and David L. Schneider	10-Q	001-35580	10.1	11/5/2014
10.12*	Amendment No. 2 to Employment Agreement, dated June 6, 2017, between the Registrant and David L. Schneider	10-Q	001-35580	10.1	8/8/2017
10.13*	Confirmatory Employment Letter Agreement dated October 31, 2017, between the Registrant and Chirantan J. Desai	10-Q	001-35580	10.1	11/6/2017
10.14*	Confirmatory Employment Letter Agreement dated December 30, 2017, between the Registrant and Pat Wadors	10-Q	001-35580	10.4	8/8/2018
10.15*	Compromise and Release Agreement dated October 26, 2020 by and between the Registrant and Pat Wadors	10-Q	001-35580	10.5	10/29/2020
10.16*	Confirmatory Employment Letter Agreement dated November 13, 2018, between the Registrant and Russell Elmer	10-K	001-35580	10.17	2/27/2019
10.18*	Confirmatory Employment Letter Agreement dated February 22, 2018, between the Registrant and Kevin Haverty	10-Q	001-35580	10.1	10/29/2020
10.19*	Employment Agreement dated October 21, 2020 between the Registrant and Gabrielle Toledano					X
10.20	Lease Agreement dated November 8, 2012 between the Registrant and Jay Ridge LLC	S-1/A	333-184674	10.12	11/9/2012
10.21	Office Lease dated December 12, 2014 between Registrant and S1 55 LLC	8-K	001-35580	10.1	12/15/2014
10.22	Third Amendment to Lease dated May 3, 2018 between the Registrant and SI 55, LLC	10-Q	001-35580	10.1	5/8/2018
10.23	Lease dated May 3, 2018, between the Registrant and SI 55, LLC	10-Q	001-35580	10.2	5/8/2018
10.24	Lease dated May 3, 2018, between the Registrant and SI 55, LLC	10-Q	001-35580	10.3	5/8/2018
10.26	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.1	5/30/2017
10.29	Form of Base Warrant Transaction Confirmation	8-K	001-35580	99.2	5/30/2017
10.30	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.1	6/22/2017
10.31	Form of Additional Warrant Transaction Confirmation	8-K	001-35580	99.2	6/22/2017
10.32	Form of Repurchase Agreement	10-Q	001-35580	10.2	10/29/2020
10.33	Form of Call Option Termination Agreement	10-Q	001-35580	10.3	10/29/2020
10.34	Form of Warrant Termination Agreement	10-Q	001-35580	10.4	10/29/2020
10.35+	Settlement Agreement between the Registrant and BMC Software, Inc., dated March 7, 2016	10-Q	001-35580	10.1	8/3/2016
21.1	Subsidiaries of the Registrant					X

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
23.1	Consent of independent registered public accounting firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Dated: February 11, 2021

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

Signature	Title	Date

/s/ William R. McDermott	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021
William R. McDermott

/s/ Gina Mastantuono	Chief Financial Officer (Principal Financial Officer)	February 11, 2021
Gina Mastantuono

/s/ Fay Sien Goon	Chief Accounting Officer (Principal Accounting Officer)	February 11, 2021
Fay Sien Goon

/s/ Frederic B. Luddy	Chairman of the Board of Directors	February 11, 2021
Frederic B. Luddy

/s/ Susan L. Bostrom	Director	February 11, 2021
Susan L. Bostrom

/s/ Teresa Briggs	Director	February 11, 2021
Teresa Briggs

/s/ Jonathan C. Chadwick	Director	February 11, 2021
Jonathan C. Chadwick

/s/ Paul E. Chamberlain	Director	February 11, 2021
Paul E. Chamberlain

/s/ Lawrence J. Jackson, Jr.	Director	February 11, 2021
Lawrence J. Jackson, Jr.
/s/ Jeffrey A. Miller	Director	February 11, 2021
Jeffrey A. Miller

/s/ Anita M. Sands	Director	February 11, 2021
Anita M. Sands

/s/ Dennis M. Woodside	Director	February 11, 2021
Dennis M. Woodside