Form 10-Q
period 2021-03-31
ServiceNow, Inc.
filed 2021-04-29
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2021, there were approximately 197.4 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,821	$1,677
Short-term investments	1,635	1,415
Accounts receivable, net	645	1,009
Current portion of deferred commissions	241	229
Prepaid expenses and other current assets	182	192
Total current assets	4,524	4,522
Deferred commissions, less current portion	471	444
Long-term investments	1,348	1,468
Property and equipment, net	693	660
Operating lease right-of-use assets	455	454
Intangible assets, net	221	153
Goodwill	361	241
Deferred tax assets	643	673
Other assets	106	100
Total assets	$8,822	$8,715
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109	$34
Accrued expenses and other current liabilities	484	668
Current portion of deferred revenue	2,994	2,963
Current portion of operating lease liabilities	77	72
Total current liabilities	3,664	3,737
Deferred revenue, less current portion	50	45
Operating lease liabilities, less current portion	420	423
Long-term debt, net	1,611	1,640
Other long-term liabilities	40	36
Total liabilities	5,785	5,881
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	3,133	2,974
Accumulated other comprehensive income	56	94
Accumulated deficit	(152)	(234)
Total stockholders’ equity	3,037	2,834
Total liabilities and stockholders’ equity	$8,822	$8,715

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Subscription	$1,293	$995
Professional services and other	67	51
Total revenues	1,360	1,046
Cost of revenues(1):
Subscription	228	160
Professional services and other	71	63
Total cost of revenues	299	223
Gross profit	1,061	823
Operating expenses(1):
Sales and marketing	524	441
Research and development	314	227
General and administrative	126	106
Total operating expenses	964	774
Income from operations	97	49
Interest expense	(7)	(9)
Other income, net	9	8
Income before income taxes	99	48
Provision for income taxes	17	—
Net income	$82	$48
Net income per share - basic	$0.42	$0.25
Net income per share - diluted	$0.41	$0.24
Weighted-average shares used to compute net income per share - basic	196,624	190,163
Weighted-average shares used to compute net income per share - diluted	202,268	199,938
Other comprehensive income:
Foreign currency translation adjustments	$(31)	$(20)
Unrealized losses on investments, net of tax	(7)	(20)
Other comprehensive income	(38)	(40)
Comprehensive income	$44	$8

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues:
Subscription	$29	$22
Professional services and other	13	12
Operating expenses:
Sales and marketing	93	70
Research and development	88	59
General and administrative	33	26
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	195,845	$—	$2,974	$(234)	$94	$2,834
Common stock issued under employee stock plans	1,066	—	94	—	—	94
Taxes paid related to net share settlement of equity awards	—	—	(191)	—	—	(191)
Stock-based compensation	—	—	256	—	—	256
Settlement of 2022 Warrants	536	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(102)	—	—	(102)
Benefit from exercise of 2022 Note Hedge	—	—	102	—	—	102
Other comprehensive income, net of tax	—	—	—	—	(38)	(38)
Net income	—	—	—	82	—	82
Balance at March 31, 2021	197,447	$—	$3,133	$(152)	$56	$3,037

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	189,461	$—	$2,455	$(352)	$25	$2,128
Common stock issued under employee stock plans	1,239	—	67	—	—	67
Taxes paid related to net share settlement of equity awards	—	—	(126)	—	—	(126)
Stock-based compensation	—	—	189	—	—	189
Settlement of 2022 Notes conversion feature	—	—	(4)	—	—	(4)
Benefit from exercise of 2022 Note Hedge	—	—	4	—	—	4
Other comprehensive income, net of tax	—	—	—	—	(40)	(40)
Net income	—	—	—	48	—	48
Balance at March 31, 2020	190,700	$—	$2,585	$(304)	$(15)	$2,266

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$82	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	76
Amortization of deferred commissions	66	49
Amortization of debt discount and issuance costs	2	9
Stock-based compensation	256	188
Deferred income taxes	1	(2)
Repayments of convertible senior notes attributable to debt discount	(7)	—
Other	15	3
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	354	209
Deferred commissions	(114)	(71)
Prepaid expenses and other assets	(3)	(20)
Accounts payable	89	21
Deferred revenue	75	60
Accrued expenses and other liabilities	(195)	(78)
Net cash provided by operating activities	727	492
Cash flows from investing activities:
Purchases of property and equipment	(107)	(83)
Business combinations, net of cash acquired	(225)	(83)
Purchases of investments	(644)	(528)
Sales and maturities of investments	532	313
Other	7	(4)
Net cash used in investing activities	(437)	(385)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(28)	(2)
Proceeds from employee stock plans	95	67
Taxes paid related to net share settlement of equity awards	(191)	(126)
Net cash used in financing activities	(124)	(61)
Foreign currency effect on cash, cash equivalents and restricted cash	(18)	(11)
Net increase in cash, cash equivalents and restricted cash	148	35
Cash, cash equivalents and restricted cash at beginning of period	1,679	778
Cash, cash equivalents and restricted cash at end of period	$1,827	$813
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,821	$809
Restricted cash included in prepaid expenses and other current assets	6	4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,827	$813
Supplemental disclosures of other cash flow information:
Interest paid	$15	$—
Income taxes paid, net of refunds	12	7
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$102	$4
Benefit from exercise of 2022 Note Hedge	102	4
Property and equipment included in accounts payable and accrued expenses	28	41

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2020 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in conformity with GAAP and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred commissions, valuation of intangible assets, the useful life of property and equipment and identifiable intangible assets, stock-based compensation expense and income taxes. Actual results could differ from those estimates. We assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact.

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021.
Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of March 31, 2021, we had one customer, a channel partner, that represented 13% of our accounts receivable and no customers that individually exceeded 10% of our total revenues in any of the periods presented. As of December 31, 2020, there were no customers that represented more than 10% of our accounts receivable balance. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Accounting Pronouncement Adopted in 2021

Income taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-12, “Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this standard on a prospective basis as of January 1, 2021. The adoption of this standard did not result in any material impact on our condensed consolidated financial statements upon adoption.

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$458	$—	$—	$458
Corporate notes and bonds	2,319	6	(1)	2,324
Certificates of deposit	74	—	—	74
U.S. government and agency securities	97	—	—	97
Mortgage and asset backed securities	31	—	(1)	30
Total available-for-sale securities	$2,979	$6	$(2)	$2,983

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$406	$—	$—	$406
Corporate notes and bonds	2,298	10	—	2,308
Certificates of deposit	23	—	—	23
U.S. government and agency securities	145	1	—	146
Total available-for-sale securities	$2,872	$11	$—	$2,883

As of March 31, 2021, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage and asset backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

March 31, 2021
Due within 1 year	$1,635
Due in 1 year through 5 years	1,318
Instruments not due in single maturity	30
Total	$2,983

As of March 31, 2021, the fair values and the gross unrealized losses of these available-for-sale debt securities, classified by the length of time that the securities have been in a continuous unrealized loss position, and aggregated by investment types, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in millions), are as follows:

	March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$1,027	$(1)	$—	$—	$1,027	$(1)
Mortgage and asset backed securities	27	(1)	—	—	27	(1)
Total	$1,054	$(2)	$—	$—	$1,054	$(2)

As of December 31, 2020, the gross unrealized losses related to fair value $637 million available-for-sale debt securities that have been in a continuous unrealized loss position were not material.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of March 31, 2021.

Strategic Investments

As of March 31, 2021 and December 31, 2020, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $37 million and $28 million, respectively. We classify these assets as Level 3 within the fair value hierarchy as only an impairment or observable adjustment is recognized based on observable transaction price at the transaction date of identical or similar investment of the same issuer and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2021 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,059	$—	$1,059
Commercial paper	—	34	34
Corporate notes and bonds	—	3	3
Deposits	100	—	100
U.S. government and agency securities	—	69	69
Marketable securities:
Commercial paper	—	458	458
Corporate notes and bonds	—	2,324	2,324
Certificates of deposit	—	74	74
U.S. government and agency securities	—	97	97
Mortgage and asset backed securities	—	30	30
Total	$1,159	$3,089	$4,248

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2020 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,305	$—	$1,305
U.S. government and agency securities	—	2	2
Marketable securities:
Commercial paper	—	406	406
Corporate notes and bonds	—	2,308	2,308
Certificates of deposit	—	23	23
U.S. government and agency securities	—	146	146
Total	$1,305	$2,885	$4,190

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

(5) Business Combinations

On January 8, 2021, we acquired all outstanding stock of Element AI Inc. ("Element"), a leading enterprise artificial intelligence (“AI”) solution provider for $228 million in an all-cash transaction. We have included the financial results of Element in the condensed consolidated financial statements from the date of acquisition, which were not material to date. The purchase price was allocated based on the estimated fair value of developed technology intangible asset of $85 million (five-year estimated useful life), net tangible assets of $16 million and goodwill of $126 million, which is partially deductible for income tax purposes. We established an unrecognized tax benefit of $43 million on pre-acquisition net operating loss carryforwards and other tax attributes. Goodwill is primarily attributed to the assembled workforce and expanded market opportunities.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The provisional measurements of fair value for income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Aggregate acquisition-related costs associated with business combinations are not material for the three months ended March 31, 2021 and 2020 and are included in general and administrative expenses in our condensed consolidated statements of comprehensive income as incurred. The results of operations of these business combinations have been included in our condensed consolidated financial statements from their respective dates of purchase.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in millions):

Carrying Amount
Balance as of December 31, 2020	$241
Goodwill acquired	126
Foreign currency translation adjustments	(6)
Balance as of March 31, 2021	$361

Intangible assets consist of the following (in millions):

	March 31, 2021	December 31, 2020
Developed technology	$308	$226
Patents	62	65
Other	5	3
Intangible assets, gross	375	294
Less: accumulated amortization	(154)	(141)
Intangible assets, net	$221	$153

The weighted-average useful life for the developed technology acquired during the three months ended March 31, 2021 was approximately five years. Amortization expense for intangible assets for the three months ended March 31, 2021 and 2020 was $17 million and $10 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2021 (in millions):

Years Ending December 31,
Remainder of 2021	$44
2022	55
2023	49
2024	43
2025	23
Thereafter	7
Total future amortization expense	$221

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2021	December 31, 2020
Computer equipment	$1,020	$974
Computer software	74	72
Leasehold and other improvements	180	168
Furniture and fixtures	70	69
Construction in progress	6	9
Property and equipment, gross	1,350	1,292
Less: Accumulated depreciation	(657)	(632)
Property and equipment, net	$693	$660

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2021 and 2020 was $71 million and $51 million, respectively.

(8) Derivative Contracts

As of March 31, 2021 and December 31, 2020, we had foreign currency forward contracts with total notional values of $504 million and $583 million, respectively, which are not designated as hedging instruments. Our foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in millions):

	Condensed Consolidated Balance Sheet Location	March 31, 2021	December 31, 2020
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$2	$8
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$2	$10

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended March 31, 2021 from amounts included in deferred revenue as of December 31, 2020 were $1.1 billion. Revenues recognized during the three months ended March 31, 2020 from amounts included in deferred revenue as of December 31, 2019 were $0.8 billion.

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

As of March 31, 2021, the total non-cancelable RPO under our contracts with customers was $8.8 billion and we expect to recognize revenues on approximately 50% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Long-Term Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	March 31, 2021		December 31, 2020
	2030 Notes	2022 Notes	2030 Notes	2022 Notes
Long-term debt
Principal	$1,500	$135	$1,500	$169
Less: debt issuance cost and debt discount, net of amortization	(17)	(7)	(18)	(11)
Net carrying amount	$1,483	$128	$1,482	$158
Effective interest rate of the liability component - 2022 Notes	4.75%
Effective interest rate - 2030 Notes	1.53%
The effective interest rates for the 2030 Notes and 2022 Notes include interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable.
We consider the fair value of the 2030 Notes and 2022 Notes at March 31, 2021 to be a Level 2 measurement. The estimated fair value of the 2030 Notes and 2022 Notes at March 31, 2021 and December 31, 2020 is based on the closing trading price per $100 of the 2030 Notes and 2022 Notes were as follows (in millions):

	March 31, 2021	December 31, 2020
2022 Notes	$479	$687
2030 Notes	$1,354	$1,463

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

	Convertible Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares (in millions)
2022 Notes	February 1, 2022	$134.75	7.42 shares	6

Conversion of the 2022 Notes prior to the Convertible Date. At any time prior to the close of business on the business day immediately preceding February 1, 2022 (“Convertible Date”), holders of the 2022 Notes may convert their 2022 Notes at their option, only if one of the following conditions are met:

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

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through March 31, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through June 30, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the three months ended March 31, 2021, we paid cash to settle $34 million in principal of the 2022 Notes and the loss on the early note conversions was not material. As a result of the settlements, we also recorded a net reduction to additional paid-in capital, reflecting $102 million fair value adjustments to the settled conversion option partially offset by a $102 million benefit from the 2022 Note Hedge (as defined below).

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $30 million in principal amount of the 2022 Notes during the second quarter of 2021. We may receive additional conversion requests that require settlement in the second quarter of 2021 and future periods.

Repurchase of 2022 Notes

On August 11, 2020, we repurchased $497 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) funded in part by the $1.1 billion proceeds received from the partial unwind of the 2022 Note Hedge (as defined below). The 2022 Notes Repurchase was accounted for as a debt extinguishment in which $493 million and $1.1 billion were allocated to the liability and equity components of the 2022 Notes, respectively. The cash consideration allocated to the liability component was based on the estimated fair value of the liability component utilizing a discount rate assuming a similar liability per the Company’s credit rating with the same maturity, but without the conversion option, as of the repurchase date. The cash consideration allocated to the equity component was based on the aggregate cash consideration less the estimated fair value of the liability component. The loss on extinguishment of $39 million recorded as other income, net, represents the difference between the allocated cash consideration and the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and unamortized debt issuance costs in the amount of $43 million.

Note Hedge

To minimize the impact of potential economic dilution upon conversion of the 2022 Notes, we entered into convertible note hedge transactions (the “2022 Note Hedge”) with certain investment banks, with respect to our common stock concurrently with the issuance of the 2022 Notes.

	Purchase	Initial Shares	Shares as of March 31, 2021

	(in millions)
2022 Note Hedge	$128	6	1

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of March 31, 2021
	(in millions)	(in millions)			(in millions)
2022 Warrants	$54	6	$203.40	September 1, 2022	1

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

In connection with the 2022 Notes Repurchase and early note conversions, we entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate of 0.5 million and 2.3 million shares of our common stock during the three months ended March 31, 2021 and year ended December 31, 2020, respectively.

According to the terms, the remaining portion of the 2022 Warrants will be net share settled and automatically exercised over a 60 trading day period beginning on the first expiration date as set forth above based on the daily volume-weighted average stock prices over the same 60 trading day period.

We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. The remaining portion of the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on March 31, 2021, the total number of shares of our common stock to be issued upon the automatic exercise of the remaining portion of the 2022 Warrants would be approximately 0.6 million. The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time.

(11) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following (in millions):

	March 31, 2021	December 31, 2020

Foreign currency translation adjustment	$56	$87
Net unrealized losses on investments, net of tax	—	7
Accumulated other comprehensive income	$56	$94

Reclassification adjustments out of accumulated other comprehensive income into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of March 31, 2021. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2021, we had 197.4 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

March 31, 2021
Stock plans:
Options outstanding	454
RSUs(1)	8,047
Shares of common stock available for future grants:
2012 Equity Incentive Plan(2)	26,603
2012 Employee Stock Purchase Plan(2)	9,526
Total shares of common stock reserved for future issuance	44,630
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), assuming 100% of the target number of shares for performance-based RSUs, as discussed under the section entitled “RSUs” in Note 13.
(2)Refer to Note 13 for a description of these plans.

During the three months ended March 31, 2021 and 2020, we issued a total of 1.1 million shares and 1.2 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, we issued 0.5 million shares of our common stock upon partial unwind of the 2022 Warrants during the three months ended March 31, 2021.

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

Our 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance automatically increases on January 1 of each year until January 1, 2022, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the year ending December 31, 2021.

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

A summary of stock option activity for the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2020	522	$107.14
Granted	36	$587.91
Exercised	(104)	$88.28		$47
Outstanding at March 31, 2021	454	$149.23	5.0
Vested and expected to vest as of March 31, 2021	429	$137.40	4.7	$158
Vested and exercisable as of March 31, 2021	298	$50.86	2.9	$134

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the three months ended March 31, 2021 was $1 million. As of March 31, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $14 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2021 was approximately four years.

RSUs

A summary of RSU activity for the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at December 31, 2020	7,362	$274.23
Granted	2,004	$577.94
Vested	(1,060)	$226.59	$620
Forfeited	(259)	$330.43
Outstanding at March 31, 2021	8,047	$352.48

RSUs outstanding as of March 31, 2021 were comprised of 7.6 million RSUs with only service conditions and 0.4 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the three months ended March 31, 2021 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting date. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $24 million and $14 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.2 billion and the weighted-average remaining vesting period was approximately three years.

(14)  Net Income Per Share

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, the 2022 Notes and the 2022 Warrants. Stock awards with performance or market conditions are included in dilutive shares to the extent all conditions are met. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, 2022 Notes and 2022 Warrants are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive.

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$82,440	$48,231
Denominator:
Weighted-average shares outstanding - basic	196,624	190,163
Weighted-average effect of potentially dilutive securities:
Common stock options	351	756
RSUs	3,671	3,751
2022 Notes	748	3,229
2022 Notes settlements	50	10
2022 Warrants	618	2,029
Partial settlement of 2022 Warrants	206	—
Weighted-average shares outstanding - diluted	202,268	199,938
Net income per share - basic	$0.42	$0.25
Net income per share - diluted	$0.41	$0.24

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Common stock options	36	161
RSUs	1,748	2,494
ESPP obligations	144	178
Total potentially dilutive securities	1,928	2,833

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $17 million for the three months ended March 31, 2021. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States. Our income tax provision was not material for the three months ended March 31, 2020, as our foreign taxes were entirely offset by release of valuation allowance resulting from an acquisition and excess tax benefits of stock-based compensation.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments and believe that they have not had a material impact on our provision for income taxes for the three months ended March 31, 2021.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2021, our tax years 2004 to 2020 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $22 million and $19 million excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $18 million and operating lease liabilities arising from obtaining operating right-of-use assets totaled $21 million.

As of March 31, 2021, the weighted-average remaining lease term is 8 years, and the weighted-average discount rate is 3.4%.

Maturities of operating lease liabilities as of March 31, 2021 are presented in the table below (in millions):

Remainder of 2021	$70
2022	91
2023	86
2024	67
2025	57
Thereafter	221
Total operating lease payments	592
Less: imputed interest	(95)
Present value of operating lease liabilities	$497

In addition to the amounts above, as of March 31, 2021, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $340 million. These operating leases will commence between 2021and 2022 with lease terms of 4 to 14 years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the three months ended March 31, 2021 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes and 2030 Notes with an aggregate principal amount of $135 million and $1.5 billion is due on June 1, 2022 and September 1, 2030, respectively. Refer to Note 10 for further information regarding our Notes.

Also, $23 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2021.

Letters of Credit

As of March 31, 2021, we had letters of credit in the aggregate amount of $18 million, primarily in connection with our customer contracts and operating leases.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
North America(1)	$883	$702
EMEA(2)	343	251
Asia Pacific and other	134	93
Total revenues	$1,360	$1,046

Property and equipment, net by geographic area were as follows (in millions):

	March 31, 2021	December 31, 2020
North America(3)	$420	$395
EMEA(2)	179	172
Asia Pacific and other	94	93
Total property and equipment, net	$693	$660

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three months ended March 31, 2021 and 2020, respectively.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 78% of property and equipment, net attributable to North America as of March 31, 2021 and December 31, 2020.

Subscription revenues consist of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Digital workflow products	$1,131	$868
ITOM products	162	127
Total subscription revenues	$1,293	$995

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, DevOps, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Connected Operations, Financial Services Operations, Telecommunications Service Management, Telecommunications Network Performance Management, App Engine and IntegrationHub, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis.

(18) Subsequent Events

On April 16, 2021, we completed the acquisition of Uber Techlabs Private Limited, d/b/a Intellibot, by acquiring all issued and outstanding shares in an all-cash transaction to improve our end‑to‑end automation capabilities. We are currently evaluating the purchase price allocation for this transaction.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on February 12, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business, future financial performance and general economic conditions due to the current COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our free cash flow and billings measures included in the sections entitled “—Key Business Metrics—Free Cash Flow,” and “—Key Business Metrics—Billings” are not in accordance with GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.

COVID-19 Environment

The COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, and impacted our business and results of operations. As of the filing date, the extent to which the COVID-19 pandemic may continue to impact our business and future financial condition or results of operations remains uncertain. We are continuing to monitor the actual and potential effects of the COVID-19 pandemic across our business. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all, and could cause our future results of operations to vary significantly from period to period. As the uncertainty continues, we may experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. Additionally, it is unclear to what extent certain reductions in expenditures noted in the year ended December 31, 2020 into the first quarter of 2021 due to actions taken in response to the COVID-19 pandemic will continue to be reduced below historical levels. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including: the duration and spread of the outbreak; government responses, including the effectiveness, extent and duration of mitigation efforts such as “shelter in place”, availability of vaccinations and similar directives; impact on our customers, sales cycles and ability to generate new business; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees mainly in our general and administrative functions; and effect on our partners, vendors and supply chains; all of which are highly uncertain and difficult to predict.

In response to the COVID-19 pandemic, we continue to focus on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. We released various applications beginning in the first quarter of 2020 to help customers navigate the COVID-19 pandemic including the essential steps for returning employees to the workplace to support their health and safety and help users, healthcare providers and clinics to manage vaccinations from start to finish. Further, we temporarily closed most of our offices beginning in the first quarter of 2020 and encouraged our employees to work remotely, which remains in effect in the second quarter of 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

As of March 31, 2021, our RPO was $8.8 billion, of which 50% represented cRPO. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,146 and 933 customers with ACV greater than $1 million as of March 31, 2021 and 2020, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$727	$492	48%
Purchases of property and equipment	(107)	(83)	29%
Free cash flow(1)	$620	$409	52%
(1)Free cash flow for the three months ended March 31, 2021 includes the effect of $7 million relating to the repayments of convertible senior notes attributable to debt discount. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts, which is significantly higher in the quarter ended December 31. Additionally, we have historically seen higher disbursements in the quarters ended March 31 and September 30 due to payouts under our annual commission plans, purchases under our employee stock purchase plan, payouts under our bonus plans and coupon payments related to our 2030 Notes beginning 2021.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Additionally, starting in 2020, we simplified our methodology related to contracts less than 12 months to derive ACV used to calculate renewal rate. Previously disclosed renewal rates may be restated to reflect such adjustments or methodology simplification to allow for comparability. However, there were no material changes to such previously disclosed renewal rates. Our renewal rate was 97% for each of the three months ended March 31, 2021 and 2020. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. The calculation of billings is provided below:

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Billings:
Total revenues	$1,360	$1,046	30%
Change in deferred revenue, unbilled receivables and customer deposits(1)	75	57	32%
Total billings	$1,435	$1,103	30%
Year over year percentage change in total billings	30%	29%
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

Foreign currency rate fluctuations had a favorable impact of $41 million on billings for the three months ended March 31, 2021. Changes in billings duration had a favorable impact of $11 million for the three months ended March 31, 2021.

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

•Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements for our services. We sign a significantly higher percentage of agreements with new customers, as well as expansion with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures, and the terms of our commission plans, which incentivize our direct sales organization to meet their annual quotas by December 31. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality in the timing of entering into customer contracts is sometimes not immediately apparent in our billings, due to the fact that we typically exclude cloud-offering contracts with a future start date from our billings, unless such amounts have been paid as of the balance sheet date. Similarly, this seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. Further, the seasonal factors could be heightened due to the impact of the current gross domestic product contraction and other impacts unknown at this time on our customers and sales cycles caused by the COVID-19 pandemic.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 80% and 81% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of expenses related to hosting our services and providing support to our customers. These expenses are comprised of data center capacity costs, which include colocation costs associated with our data centers as well as interconnectivity between data centers, depreciation related to our infrastructure hardware equipment dedicated for customer use, amortization of intangible assets, expenses associated with software, public cloud service costs. IT services and dedicated customer support, personnel-related costs directly associated with data center operations and customer support, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Cost of professional services and other revenues. Cost of professional services and other revenues consists primarily of personnel-related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation, the costs of contracted third-party partners, travel expenses and allocated overhead.

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 10% and 11% for the three months ended March 31, 2021 and 2020, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales and marketing expenses also include the amortization of commissions paid to our sales employees, including related payroll taxes and fringe benefits. From time to time, third parties provide us referrals for which we pay a referral fee. We include revenues associated with these referrals as part of revenues from our direct sales organization. Referral fees paid to these third parties are generally 10% of the customer’s net new ACV. We defer referral fees paid as they are considered incremental selling costs associated with acquiring customer contracts and include the amortization of these referral fees in sales and marketing expense. In addition, sales and marketing expenses include branding expenses, marketing program expenses, which include events such as Knowledge, and costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

Revenues

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Revenues:
Subscription	$1,293	$995	30%
Professional services and other	67	51	31%
Total revenues	$1,360	$1,046	30%
Percentage of revenues:
Subscription	95%	95%
Professional services and other	5%	5%
Total	100%	100%

Subscription revenues increased by $298 million for the three months ended March 31, 2021 compared to the same period in the prior year, driven by increased purchases by existing customers and an increase in customer count. Included in subscription revenues is $73 million and $66 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2021 and 2020, respectively.

We expect subscription revenues for the year ending December 31, 2021 to increase in absolute dollars as we continue to add new customers and existing customers increase their usage of our products but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020. We continue to monitor the COVID-19 pandemic in 2021 and its impact on customer acquisition and renewal rates.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2021 are based on foreign exchange rates as of March 31, 2021.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Digital workflow products	$1,131	$868	30%
ITOM products	162	127	28%
Total subscription revenues	$1,293	$995	30%

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, DevOps, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Connected Operations, Financial Services Operations, Telecommunications Service Management, Telecommunications Network Performance Management, App Engine and IntegrationHub, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis.

Professional services and other revenues increased by $16 million during the three months ended March 31, 2021 compared to the same period in the prior year due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2021 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Cost of revenues:
Subscription	$228	$160	43%
Professional services and other	71	63	13%
Total cost of revenues	$299	$223	34%
Gross profit percentage:
Subscription	82%	84%
Professional services and other	(6%)	(23%)
Total gross profit percentage	78%	79%
Gross profit	$1,061	$823

Cost of subscription revenues increased by $68 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increased headcount and increased costs to support the growth of our subscription offerings. Personnel-related costs including stock-based compensation and overhead expenses increased by $27 million. In addition, depreciation expense related to data center hardware, software and maintenance costs to support the expansion of our data center capacity including public cloud service costs increased by $35 million for the three months ended March 31, 2021 compared to the same period in the prior year.

We expect our cost of subscription revenues to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances. Our subscription gross profit percentage was 82% for the three months ended March 31, 2021 compared to 84% for the three months ended March 31, 2020. We expect our subscription gross profit percentage to slightly decrease for the year ending December 31, 2021 compared to the year ended December 31, 2020 primarily due to incremental costs for our customers in regulated markets to move to our public cloud offering as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased by $8 million for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation.

Our professional services and other gross loss percentage decreased to 6% for the three months ended March 31, 2021 from 23% for the three months ended March 31, 2020 primarily driven by the increased utilization of our internal professional services organization and the reduction in certain travel expenses. We expect our professional services and other gross loss percentage to decrease for the year ending December 31, 2021 compared to the year ended December 31, 2020 as we continue to stabilize our utilization of our internal professional services organization.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Sales and marketing	$524	$441	19%
Percentage of revenues	39%	42%

Sales and marketing expenses increased by $83 million for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $72 million. Amortization expenses associated with deferred commissions and third-party referral fees increased $18 million for the three months ended March 31, 2021 compared to the same period in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding expenses and costs associated with purchasing advertising and market data and outside services, decreased by $4 million during the three months ended March 31, 2021 compared to the same period in the prior year.

Amid the ongoing regulatory restrictions imposed by governments worldwide in response to the COVID-19 pandemic, we continue to temporarily close most of our offices to ensure the well-being and safety of our global employees, office staff and communities, and encourage our employees to work remotely and limit travel. Further, we converted certain in-person events to digital events in the first quarter of 2021, which resulted in a decrease of $5 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Despite the uncertainty around the continued impact of the COVID-19 pandemic and its duration, we expect sales and marketing expenses to increase in absolute dollars, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020, as we continue to expand our direct sales organization, increase our marketing activities, grow our international operations and continue to build brand awareness.

Research and Development

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Research and development	$314	$227	38%
Percentage of revenues	23%	22%

Research and development expenses increased by $87 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $84 million. The remaining increase was primarily due to increases in outside service costs, hosting costs and data center related depreciation costs to support research and development activities.

We expect research and development expenses for the year ending December 31, 2021 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
General and administrative	$126	$106	19%
Percentage of revenues	9%	10%

General and administrative expenses increased by $20 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $16 million. The remaining increase was primarily due to increase in acquisition-related expenses and outside services to support our administrative functions.

We expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2021 but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020, as we continue to hire new employees.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Cost of revenues:
Subscription	$29	$22	32%
Professional services and other	13	12	8%
Operating expenses:
Sales and marketing	93	70	33%
Research and development	88	59	49%
General and administrative	33	26	27%
Total stock-based compensation	$256	$189	35%
Percentage of revenues	19%	18%

Stock-based compensation increased by $67 million for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2021, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2021 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2020, but we expect this to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 35% and 33% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our revenues for the three months ended March 31, 2021. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2021 at the exchange rates in effect for the three months ended March 31, 2020 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $37 million lower for the period. The impact from the foreign currency movements from the three months ended March 31, 2020 to the three months ended March 31, 2021 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had an unfavorable impact on our cost of revenues and sales and marketing expenses for the three months ended March 31, 2021. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2021 at the exchange rates in effect for the three months ended March 31, 2020 rather than the actual exchange rates in effect during the period, our reported cost of revenues and sales and marketing expenses would have been $8 million and $10 million lower, respectively. The impact from the foreign currency movements from the three months ended March 31, 2020 to the three months ended March 31, 2021 was not material to research and development and general and administrative expenses.

Interest Expense

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Interest expense	$(7)	$(9)	(22%)
Percentage of revenues	(1%)	(1%)

Interest expense decreased for the three months ended March 31, 2021 compared to the same period in the prior year, due to decrease in amortization expense of debt discount and issuance costs as a result of the 2022 Notes Repurchase offset by increase in debt discount, issuance cost and interest related to the 2030 Notes. For the year ending December 31, 2021, we expect to incur approximately $29 million related to the 2022 Notes and 2030 Notes.

Other Income, net

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Interest income	$6	$14	(57%)
Foreign currency exchange loss, net of derivative contracts	(3)	(7)	NM
Unrealized gain on non-marketable securities	8	—	NM
Other	(2)	1	NM
Other income, net	$9	$8	13%
Percentage of revenues	1%	1%
NM - Not meaningful.

Other income, net increased by $1 million for the three months ended March 31, 2021 compared to the same period in the prior year, primarily driven by $8 million unrealized gain on equity investments in privately-held companies offset by a decrease in interest income by $8 million compared to the same period in the prior year due to decline in interest rates for the three months ended March 31, 2021 compared to the same period in the prior year.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2021	2020

	(dollars in millions)
Income before income taxes	$99	$48	106%
Provision for income taxes	17	—	NM
Effective tax rate	17%	—%
NM - Not meaningful.

Our income tax provision was $17 million for the three months ended March 31, 2021. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance in the United States. Our income tax provision was not material for the three months ended March 31, 2020, as our foreign taxes were entirely offset by release of valuation allowance resulting from an acquisition and excess tax benefits of stock-based compensation.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of March 31, 2021, we had $3.5 billion in cash and cash equivalents and short-term investments, of which $528 million represented cash held by foreign subsidiaries and $411 million is denominated in currencies other than the U.S. Dollar. In addition, we had $1.3 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrants transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 through March 31, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through June 30, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. During the three months ended March 31, 2021, we paid cash to settle $34 million in principal of the 2022 Notes. Additionally, we repurchased $497 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) which was accounted for as a debt extinguishment. We used proceeds from the partial unwind of the 2022 Note Hedge of $1.1 billion for the 2022 Notes Repurchase.

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $30 million in principal amount of the 2022 Notes during the second quarter of 2021. We may receive additional conversion requests that require settlement in the second quarter of 2021 and future periods.

During the three months ended March 31, 2021 and year ended December 31, 2020, we issued 0.5 million and 2.3 million shares of our common stock upon partial unwind of the 2022 Warrants, respectively. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. As the remaining portion of the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the remaining portion of the 2022 Warrants, which will be September 1, 2022. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021. However, we anticipate our current cash, cash equivalents and investments balance and anticipated cash flows generated from operations based on our current business plan and revenue prospects will be sufficient to meet our liquidity needs, including the repayment of any early conversions of our 2022 Notes, debt service costs, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of property and equipment, intangibles, and investments in office facilities, to accommodate our operations for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business or repay our 2022 Notes at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Three Months Ended March 31,
	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$727	$492
Net cash used in investing activities	(437)	(385)
Net cash used in financing activities	(124)	(61)
Net increase in cash, cash equivalents and restricted cash	148	35

Operating Activities

Net cash provided by operating activities was $727 million for the three months ended March 31, 2021 compared to $492 million for the three months ended March 31, 2020. The net increase in operating cash flow was primarily due to increases in operating income and cash collections from customers.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $437 million compared to $385 million for the three months ended March 31, 2020. The increase in cash used in investing activities was mainly due to $130 million for business combinations, net of cash and restricted cash acquired and $24 million increase in capital expenditures related to infrastructure hardware equipment as well as offices to support our headcount growth partially offset by $103 million decrease in net purchases of investments.

Financing Activities

Net cash used in financing activities was $124 million for the three months ended March 31, 2021 compared to $61 million for the three months ended March 31, 2020. The increase was primarily due to additional $65 million in taxes paid related to net share settlement of equity awards and $26 million repayments of convertible senior notes offset by $28 million in proceeds from employee equity plans.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021.

New Accounting Pronouncements Pending Adoption

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021, other than market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. See the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021 for further discussion of the possible impact to our business.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021, identified the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be harmed by any of these risks. Our stock price could decline due to any of these risks, and you may lose all or part of your investment.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2021, we entered into partial unwind agreements that reduced the aggregate number of 2022 Warrants to 1,004,872. In connection with the partial unwind of the 2022 Warrants, we delivered, in an exchange pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, an aggregate of 536,023 shares of our common stock to the holders of the 2022 Warrants, which were Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, London Branch, and Morgan Stanley & Co. LLC. We did not receive any proceeds from the partial unwind agreements in connection with our 2022 Warrants, nor were they subject to underwriting discounts or commissions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation, as amended	8-K	001-35580	3.1	6/19/2020

3.2	Restated Bylaws	8-K	001-35580	3.2	6/19/2020

10.1*	Element AI Inc. 2020 Restricted Share Unit Plan	S-8	333-253013	99.1	2/12/2021

10.2*	Form of Restricted Share Unit Award Agreement under Element AI Inc. 2020 Restricted Share Unit Plan	S-8	333-253013	99.2	2/12/2021

10.3	Form of Warrant Termination Agreement					X

10.4*	Separation Agreement dated February 24, 2021 by and between the Registrant and Gabrielle Toledano					X

10.5*	Form of Amendment to Employment Agreement between the Registrant and each of Gina Mastantuono, Chirantan J. Desai, Kevin Haverty and Russell S. Elmer	8-K	001-35580	10.1	4/16/2021

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

SERVICENOW, INC.

Date: April 28, 2021	By:	/s/ William R. McDermott
William R. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2021	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2021	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(Principal Accounting Officer)