Form 10-Q
period 2021-06-30
ServiceNow, Inc.
filed 2021-07-29
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, there were approximately 198.1 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,362	$1,677
Short-term investments	1,622	1,415
Accounts receivable, net	781	1,009
Current portion of deferred commissions	255	229
Prepaid expenses and other current assets	205	192
Total current assets	4,225	4,522
Deferred commissions, less current portion	494	444
Long-term investments	1,350	1,468
Property and equipment, net	732	660
Operating lease right-of-use assets	466	454
Intangible assets, net	310	153
Goodwill	793	241
Deferred tax assets	665	673
Other assets	152	100
Total assets	$9,187	$8,715
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98	$34
Accrued expenses and other current liabilities	608	668
Current portion of deferred revenue	3,023	2,963
Current portion of operating lease liabilities	80	72
Current debt, net	99	—
Total current liabilities	3,908	3,737
Deferred revenue, less current portion	49	45
Operating lease liabilities, less current portion	427	423
Long-term debt, net	1,483	1,640
Other long-term liabilities	45	36
Total liabilities	5,912	5,881
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	3,298	2,974
Accumulated other comprehensive income	70	94
Accumulated deficit	(93)	(234)
Total stockholders’ equity	3,275	2,834
Total liabilities and stockholders’ equity	$9,187	$8,715

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscription	$1,330	$1,015	$2,623	$2,010
Professional services and other	79	56	146	107
Total revenues	1,409	1,071	2,769	2,117
Cost of revenues(1):
Subscription	248	172	476	332
Professional services and other	81	61	152	124
Total cost of revenues	329	233	628	456
Gross profit	1,080	838	2,141	1,661
Operating expenses(1):
Sales and marketing	557	426	1,081	867
Research and development	333	245	647	472
General and administrative	139	104	265	210
Total operating expenses	1,029	775	1,993	1,549
Income from operations	51	63	148	112
Interest expense	(7)	(8)	(14)	(17)
Other income, net	6	7	15	15
Income before income taxes	50	62	149	110
Provision for (benefit from) income taxes	(9)	21	8	21
Net income	$59	$41	$141	$89
Net income per share - basic	$0.30	$0.21	$0.71	$0.47
Net income per share - diluted	$0.29	$0.20	$0.70	$0.44
Weighted-average shares used to compute net income per share - basic	197,815	191,319	197,216	190,731
Weighted-average shares used to compute net income per share - diluted	202,273	201,453	202,348	200,843
Other comprehensive income:
Foreign currency translation adjustments	$14	$18	$(17)	$(2)
Unrealized gain (loss) on investments, net of tax	—	27	(7)	7
Other comprehensive income (loss)	14	45	(24)	5
Comprehensive income	$73	$86	$117	$94

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues:
Subscription	$33	$25	$62	$46
Professional services and other	15	13	28	25
Operating expenses:
Sales and marketing	99	79	192	149
Research and development	98	70	186	129
General and administrative	37	30	70	56
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended June 30, 2021						Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	197,447	$—	$3,133	$(152)	$56	$3,037	190,700	$—	$2,585	$(304)	$(15)	$2,266
Common stock issued under employee stock plans	688	—	1	—	—	1	1,101	—	24	—	—	24
Taxes paid related to net share settlement of equity awards	—	—	(124)	—	—	(124)	—	—	(113)	—	—	(113)
Stock-based compensation	—	—	282	—	—	282	—	—	217	—	—	217
Shares granted related to business combination	—	—	6	—	—	6	—	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(89)	—	—	(89)	—	—	(19)	—	—	(19)
Benefit from exercise of 2022 Note Hedge	—	—	89	—	—	89	—	—	18	—	—	18
Other comprehensive income, net of tax	—	—	—	—	14	14	—	—	—	—	45	45
Net income		—		59		59	—	—	—	41	—	41
Balance at end of the period	198,135	$—	$3,298	$(93)	$70	$3,275	191,801	$—	$2,712	$(263)	$30	$2,479

	Six Months Ended June 30, 2021						Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	195,845	$—	$2,974	$(234)	$94	$2,834	$189,461	$—	$2,455	$(352)	$25	$2,128
Common stock issued under employee stock plans	1,754	—	95	—	—	95	2,340	—	91	—	—	91
Taxes paid related to net share settlement of equity awards	—	—	(315)	—	—	(315)	—	—	(239)	—	—	(239)
Stock-based compensation		—	538	—	—	538	—	—	406	—	—	406
Shares granted related to business combination	—	—	6	—	—	6	—	—	—	—	—	—
Settlement of 2022 Warrants	536	—	—	—	—	—	—	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(191)	—	—	(191)	—	—	(23)	—	—	(23)
Benefit from exercise of 2022 Note Hedge	—	—	191	—	—	191	—	—	22	—	—	22
Other comprehensive income (loss), net of tax	—	—	—	—	(24)	(24)	—	—	—	—	5	5
Net income	—	—	—	141	—	141	—	—	—	89	—	89
Balance at end of the period	198,135	$—	$3,298	$(93)	$70	$3,275	$191,801	$—	$2,712	$(263)	$30	$2,479

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$141	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221	159
Amortization of deferred commissions	136	101
Stock-based compensation	537	405
Deferred income taxes	(16)	(3)
Repayments of convertible senior notes attributable to debt discount	(13)	(2)
Other	22	16
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	224	200
Deferred commissions	(217)	(144)
Prepaid expenses and other assets	(57)	(32)
Accounts payable	75	38
Deferred revenue	85	69
Accrued expenses and other liabilities	(111)	(36)
Net cash provided by operating activities	1,027	860
Cash flows from investing activities:
Purchases of property and equipment	(198)	(194)
Business combinations, net of cash acquired	(738)	(83)
Purchases of investments	(1,139)	(1,108)
Sales and maturities of investments	1,023	766
Other	1	(9)
Net cash used in investing activities	(1,051)	(628)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(53)	(16)
Proceeds from employee stock plans	95	91
Taxes paid related to net share settlement of equity awards	(315)	(239)
Net cash used in financing activities	(273)	(164)
Foreign currency effect on cash, cash equivalents and restricted cash	(11)	(5)
Net change in cash, cash equivalents and restricted cash	(308)	63
Cash, cash equivalents and restricted cash at beginning of period	1,679	778
Cash, cash equivalents and restricted cash at end of period	$1,371	$841
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,362	$837
Restricted cash included in prepaid expenses and other current assets	9	4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,371	$841
Supplemental disclosures of other cash flow information:
Interest paid	$15	$—
Income taxes paid, net of refunds	20	10
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$191	$23
Benefit from exercise of 2022 Note Hedge	191	22
Property and equipment included in accounts payable and accrued expenses	49	95

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2020 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of June 30, 2021, we had one customer, a channel partner, that represented 14% of our accounts receivable and no customers that individually exceeded 10% of our total revenues in any of the periods presented. As of December 31, 2020, there were no customers that represented more than 10% of our accounts receivable balance. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$430	$—	$—	$430
Corporate notes and bonds	2,324	5	(1)	2,328
Certificates of deposit	61	—	—	61
U.S. government and agency securities	107	—	—	107
Mortgage and asset backed securities	47	—	(1)	46
Total available-for-sale securities	$2,969	$5	$(2)	$2,972

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$406	$—	$—	$406
Corporate notes and bonds	2,298	10	—	2,308
Certificates of deposit	23	—	—	23
U.S. government and agency securities	145	1	—	146
Total available-for-sale securities	$2,872	$11	$—	$2,883

As of June 30, 2021, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage and asset backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

June 30, 2021
Due within 1 year	$1,622
Due in 1 year through 5 years	1,304
Instruments not due in single maturity	46
Total	$2,972

As of June 30, 2021 and December 31, 2020, the gross unrealized losses that have been in a continuous unrealized loss position related to $875 million and $637 million available-for-sale debt securities, respectively, were not material.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of June 30, 2021.

Strategic Investments

As of June 30, 2021 and December 31, 2020, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $44 million and $28 million, respectively. We classify these assets as Level 3 within the fair value hierarchy as only an impairment or observable adjustment is recognized based on observable transaction price at the transaction date of identical or similar investment of the same issuer and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of June 30, 2021 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$561	$—	$561
Commercial paper	—	48	48
Deposits	140	—	140
U.S. government and agency securities	—	53	53
Marketable securities:
Commercial paper	—	430	430
Corporate notes and bonds	—	2,328	2,328
Certificates of deposit	—	61	61
U.S. government and agency securities	—	107	107
Mortgage and asset backed securities	—	46	46
Total	$701	$3,073	$3,774

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

(5) Business Combinations

On January 8, 2021, we acquired all outstanding stock of Element AI Inc., a leading enterprise artificial intelligence (“AI”) solution provider for $228 million in an all-cash transaction. The purchase price was preliminarily allocated based on the estimated fair value of developed technology intangible asset of $85 million (five-year estimated useful life), net tangible assets of $16 million and goodwill of $126 million, which is partially deductible for income tax purposes. We established an unrecognized tax benefit of $43 million on pre-acquisition net operating loss carryforwards and other tax attributes. Goodwill is primarily attributed to the assembled workforce and expanded market opportunities.

On June 15, 2021, we acquired LightStep Inc., a leading observability solution provider for $512 million in a cash transaction. The purchase price was preliminarily allocated based on the estimated fair value of developed technology intangible asset of $85 million (five-year estimated useful life), customer related and brand assets of $11 million, net tangible assets of $8 million, deferred tax liabilities of $6 million and goodwill of $413 million, which is not deductible for income tax purposes. Goodwill is primarily attributed to the assembled workforce and expanded market opportunities.

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

On April 16, 2021, we also acquired all outstanding stock of Uber Techlabs Private Limited, d/b/a Intellibot, a robotic process automation solution provider in an all-cash transaction. The purchase price was allocated based on the estimated fair value of developed technology intangible asset, net tangible assets and goodwill, which is not deductible for income tax purposes.

We have included the financial results of business combinations in the condensed consolidated financial statements from the respective dates of acquisition, which were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as it is impracticable due to the lack of availability of historical financial statements that comply with GAAP. Aggregate acquisition-related costs associated with business combinations are not material for the three and six months ended June 30, 2021 and 2020, respectively, and are included in general and administrative expenses in our condensed consolidated statements of comprehensive income as incurred.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in millions):

Carrying Amount
Balance as of December 31, 2020	$241
Goodwill acquired	551
Foreign currency translation adjustments	1
Balance as of June 30, 2021	$793

Intangible assets consist of the following (in millions):

	June 30, 2021	December 31, 2020
Developed technology	$403	$226
Patents	62	65
Other	15	3
Intangible assets, gross	480	294
Less: accumulated amortization	(170)	(141)
Intangible assets, net	$310	$153

The weighted-average useful life for the developed technology acquired during the six months ended June 30, 2021 and June 30, 2020 was approximately five years, respectively.

Amortization expense for intangible assets for the three months ended June 30, 2021 and 2020 was $16 million and $15 million, respectively, and for the six months ended June 30, 2021 and 2020 was $33 million and $25 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2021 (in millions):

Years Ending December 31,
Remainder of 2021	$40
2022	78
2023	71
2024	64
2025	42
Thereafter	15
Total future amortization expense	$310

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2021	December 31, 2020
Computer equipment	$1,104	$974
Computer software	77	72
Leasehold and other improvements	183	168
Furniture and fixtures	70	69
Construction in progress	12	9
Property and equipment, gross	1,446	1,292
Less: Accumulated depreciation	(714)	(632)
Property and equipment, net	$732	$660

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended June 30, 2021 and 2020 was $78 million and $51 million, respectively, and for the six months ended June 30, 2021 and 2020 was $149 million and $102 million, respectively.

(8) Derivative Contracts

As of June 30, 2021 and December 31, 2020, we had foreign currency forward contracts with total notional values of $555 million and $583 million, respectively, which are not designated as hedging instruments. Our foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in millions):

	Condensed Consolidated Balance Sheet Location	June 30, 2021	December 31, 2020
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$8	$8
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$3	$10

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended June 30, 2021 from amounts included in deferred revenue as of March 31, 2021 were $1.2 billion. Revenues recognized during the three months ended June 30, 2020 from amounts included in deferred revenue as of March 31, 2020 were $0.9 billion.

Revenues recognized during the six months ended June 30, 2021 from amounts included in deferred revenue as of December 31, 2020 were $2.0 billion. Revenues recognized during the six months ended June 30, 2020 from amounts included in deferred revenue as of December 31, 2019 were $1.5 billion.

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

As of June 30, 2021, the total non-cancelable RPO under our contracts with customers was $9.5 billion and we expect to recognize revenues on approximately 50% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	June 30, 2021		December 31, 2020
	2030 Notes	2022 Notes	2030 Notes	2022 Notes
Current, net of unamortized debt discount and issuance costs of $5 million	—	99	—	—
Long-term, net of unamortized debt discount and issuance costs of $17 million and $29 million, respectively	1,483	—	1,482	158
Total debt	$1,483	$99	$1,482	$158
Effective interest rate of the liability component - 2022 Notes	4.75%
Effective interest rate - 2030 Notes	1.53%
The effective interest rates for the 2030 Notes and 2022 Notes include interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable.
We consider the fair value of the 2030 Notes and 2022 Notes at June 30, 2021 to be a Level 2 measurement. The estimated fair value of the 2030 Notes and 2022 Notes at June 30, 2021 and December 31, 2020 is based on the closing trading price per $100 of the 2030 Notes and 2022 Notes were as follows (in millions):

	June 30, 2021	December 31, 2020
2022 Notes	$425	$687
2030 Notes	$1,405	$1,463

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

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through June 30, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the six months ended June 30, 2021, we paid cash to settle $65 million in principal of the 2022 Notes and the loss on the early note conversions was not material. As a result of the settlements, we also recorded a net reduction to additional paid-in capital, reflecting $89 million fair value adjustments to the settled conversion option partially offset by a $89 million benefit from the 2022 Note Hedge (as defined below).

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $8 million in principal amount of the 2022 Notes during the third quarter of 2021. We may receive additional conversion requests that require settlement in the third quarter of 2021 and future periods.

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

	Purchase	Initial Shares	Shares as of June 30, 2021

	(in millions)
2022 Note Hedge	$128	6	1

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of June 30, 2021
	(in millions)	(in millions)			(in millions)
2022 Warrants	$54	6	$203.40	September 1, 2022	1

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

In connection with the 2022 Notes Repurchase and early note conversions, we entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate of 0.5 million and 2.3 million shares of our common stock during the six months ended June 30, 2021 and year ended December 31, 2020, respectively.

According to the terms, the remaining portion of the 2022 Warrants will be net share settled and automatically exercised over a 60 trading day period beginning on the first expiration date as set forth above based on the daily volume-weighted average stock prices over the same 60 trading day period.

We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. The remaining portion of the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on June 30, 2021, the total number of shares of our common stock to be issued upon the automatic exercise of the remaining portion of the 2022 Warrants would be approximately 0.6 million. The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time.

(11) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following (in millions):

	June 30, 2021	December 31, 2020

Foreign currency translation adjustment	$70	$87
Net unrealized gains on investments, net of tax	—	7
Accumulated other comprehensive income	$70	$94

Reclassification adjustments out of accumulated other comprehensive income into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of June 30, 2021. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2021, we had 198.1 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

June 30, 2021
Stock plans:
Options outstanding	484
RSUs(1)	7,305
Shares of common stock available for future grants:
2021 Equity Incentive Plan(2)	9,985
Amended and Restated 2012 Employee Stock Purchase Plan(2)	9,526
Total shares of common stock reserved for future issuance	27,300
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), assuming 100% of the target number of shares for performance-based RSUs, as discussed under the section entitled “RSUs” in Note 13.
(2)Refer to Note 13 for a description of these plans.

During the six months ended June 30, 2021 and 2020, we issued a total of 1.8 million shares and 2.3 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, we issued 0.5 million shares of our common stock upon partial unwind of the 2022 Warrants during the six months ended June 30, 2021.

(13) Equity Awards

We currently have three equity incentive plans, our 2005 Stock Option Plan (the “2005 Plan”), 2012 Equity Incentive Plan (the “2012 Plan”) and 2021 Equity Incentive Plan (the “2021 Plan”). The 2005 Plan was terminated in connection with our initial public offering in 2012 but continues to govern the terms of outstanding stock options that were granted prior to the termination of the 2005 Plan. We no longer grant equity awards pursuant to the 2005 Plan. The 2012 Plan was terminated in connection with the approval of the 2021 Plan on June 7, 2021 but continues to govern the terms of outstanding equity awards that were granted prior to the termination of the 2012 Plan. As of June 7, 2021, we no longer grant equity awards pursuant to the 2012 Plan.

The 2021 Plan and the 2012 Plan provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan and the 2012 Plan provide for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants. Prior to June 7, 2021, the 2012 Plan share reserve was increased to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised.

Our Amended and Restated 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. Prior to June 7, 2021, the number of shares of common stock reserved for issuance automatically increased on January 1 of each year, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the year ending December 31, 2021, and for the remaining term of the 2012 ESPP, the share reserve will not be increased without shareholder approval.

Stock Options

Stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by our board of directors or, for those stock options issued subsequent to our initial public offering, the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under the 2005 Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted generally are exercisable for a period of up to ten years contingent on each holder’s continuous status as a service provider.

A summary of stock option activity for the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2020	522	$107.14
Granted	36	$587.91
Exercised	(104)	$88.28		$47
Outstanding at March 31, 2021	454	$149.23
Granted (1)	54	$77.96
Exercised	(24)	$16.46		$11
Outstanding at June 30, 2021	484	$147.70	4.8	$171
Vested and expected to vest as of June 30, 2021	449	$139.55	4.6	$166
Vested and exercisable as of June 30, 2021	285	$60.12	2.9	$140
(1) Includes awards assumed in business combinations

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the six months ended June 30, 2021 was $2 million.

As of June 30, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $25 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2021 was approximately four years.

RSUs

A summary of RSU activity for the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at December 31, 2020	7,362	$274.23
Granted (1)	2,004	$577.94
Vested	(1,060)	$226.59	$620
Forfeited	(259)	$330.43
Outstanding at March 31, 2021	8,047	$352.48
Granted (1)	378	$500.01
Vested	(932)	$274.86	$435
Forfeited	(188)	$341.70
Outstanding at June 30, 2021	7,305	$370.32	$4,014
(1) Includes awards assumed in business combinations

RSUs outstanding as of June 30, 2021 were comprised of 6.9 million RSUs with only service conditions and 0.4 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the six months ended June 30, 2021 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting date. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $54 million and $30 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.1 billion and the weighted-average remaining vesting period was approximately three years.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$58,396	$40,766	$140,835	$88,997
Denominator:
Weighted-average shares outstanding - basic	197,815	191,319	197,216	190,731
Weighted-average effect of potentially dilutive securities:
Common stock options	297	538	323	647
RSUs	2,913	3,613	3,375	3,791
ESPP obligations	—	11	—	—
2022 Notes	567	3,500	571	3,370
2022 Notes settlements	80	10	151	44
2022 Warrants	602	2,462	610	2,260
Partial settlement of 2022 Warrants	—	—	102	—
Weighted-average shares outstanding - diluted	202,274	201,453	202,348	200,843
Net income per share - basic	$0.30	$0.21	$0.71	$0.47
Net income per share - diluted	$0.29	$0.20	$0.70	$0.44

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock options	89	161	89	161
RSUs	1,619	195	1,658	2,537
ESPP obligations	137	—	137	178
Total potentially dilutive securities	1,845	356	1,884	2,876

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax (benefit) provision was ($9 million) and $8 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, the income tax benefit was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction and a valuation allowance release resulting from an acquisition. For the six months ended June 30, 2021, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction and a valuation allowance release resulting from an acquisition.

Our income tax provision was $21 million for each of the three and six months ended June 30, 2020. For the three months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States and the intercompany sale of certain intellectual property rights. For the six months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments but they have not had a material impact on our provision for income taxes for the three and six months ended June 30, 2021.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2021, our tax years 2004 to 2020 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $23 million and $46 million excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and six months ended June 30, 2021, respectively.

Total operating lease costs were $21 million and $40 million excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and six months ended June 30, 2020, respectively.

For the six months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $37 million and $26 million, respectively, and operating lease liabilities arising from obtaining operating right-of-use assets totaled $51 million and $94 million, respectively.

As of June 30, 2021, the weighted-average remaining lease term is 8.1 years, and the weighted-average discount rate is 3.3%.

Maturities of operating lease liabilities as of June 30, 2021 are presented in the table below (in millions):

Remainder of 2021	$48
2022	94
2023	89
2024	71
2025	61
Thereafter	225
Total operating lease payments	588
Less: imputed interest	(81)
Present value of operating lease liabilities	$507

In addition to the amounts above, as of June 30, 2021, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $341 million. These operating leases will commence between 2021 and 2022 with lease terms of 4 to 14 years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the six months ended June 30, 2021 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes and 2030 Notes with an aggregate principal amount of $104 million and $1.5 billion is due on June 1, 2022 and September 1, 2030, respectively. Refer to Note 10 for further information regarding our Notes.

Also, $25 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2021.

Letters of Credit

As of June 30, 2021, we had letters of credit in the aggregate amount of $21 million, primarily in connection with our customer contracts and operating leases.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America(1)	$888	$705	$1,771	$1,407
EMEA(2)	378	265	721	516
Asia Pacific and other	143	101	277	194
Total revenues	$1,409	$1,071	$2,769	$2,117

Property and equipment, net by geographic area were as follows (in millions):

	June 30, 2021	December 31, 2020
North America(3)	$454	$395
EMEA(2)	184	172
Asia Pacific and other	94	93
Total property and equipment, net	$732	$660

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and six months ended June 30, 2021 and 2020, respectively.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 81% and 78% of property and equipment, net attributable to North America as of June 30, 2021 and December 31, 2020, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Digital workflow products	$1,164	$886	$2,295	$1,754
ITOM products	166	129	328	256
Total subscription revenues	$1,330	$1,015	$2,623	$2,010

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on February 12, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business, future financial performance and general economic conditions due to the current COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

COVID-19 Environment

The COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, and impacted our business and results of operations. As of the filing date, the extent to which the COVID-19 pandemic may continue to impact our business and future financial condition or results of operations remains uncertain. We are continuing to monitor the actual and potential effects of the COVID-19 pandemic across our business. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all, and could cause our future results of operations to vary significantly from period to period. As the uncertainty continues, we may experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. Additionally, it is unclear to what extent certain reductions in expenditures noted in the year ended December 31, 2020 into the second quarter of 2021 due to actions taken in response to the COVID-19 pandemic will continue to be reduced below historical levels. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including: the duration and spread of the outbreak, such as in India; government responses, including the effectiveness, extent and duration of mitigation efforts such as “shelter in place”, availability of vaccinations and similar directives; impact on our customers, sales cycles and ability to generate new business; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees mainly in our general and administrative functions; and effect on our partners, vendors and supply chains; all of which are highly uncertain and difficult to predict.

In response to the COVID-19 pandemic, we continue to focus on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. We released various applications beginning in the first quarter of 2020 to help customers navigate the COVID-19 pandemic including the essential steps for returning employees to the workplace to support their health and safety and help users, healthcare providers and clinics to manage vaccinations from start to finish. Further, we temporarily closed most of our offices in the first quarter of 2020 and encouraged our employees to work remotely. During the second quarter of 2021, a limited number of employees returned to our offices in certain locations, taking into consideration government restrictions, employee safety and health risks. Re-opening of our offices remains limited and may change at any time. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

As of June 30, 2021, our RPO was $9.5 billion, of which 50% represented cRPO. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,201 and 964 customers with ACV greater than $1 million as of June 30, 2021 and 2020, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Six Months Ended June 30,		% Change
	2021	2020

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,027	$860	19%
Purchases of property and equipment	(198)	(194)	2%
Free cash flow(1)	$829	$666	24%
(1)Free cash flow for the six months ended June 30, 2021 includes the effect of $13 million relating to the repayments of convertible senior notes attributable to debt discount. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Additionally, starting in 2020, we simplified our methodology related to contracts less than 12 months to derive ACV used to calculate renewal rate. Previously disclosed renewal rates may be restated to reflect such adjustments or methodology simplification to allow for comparability. However, there were no material changes to such previously disclosed renewal rates. Our renewal rate was 97% for each of the three and six months ended June 30, 2021 and 2020, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. The calculation of billings is provided below:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Billings:
Total revenues	$1,409	$1,071	32%	$2,769	$2,117	31%
Change in deferred revenue, unbilled receivables and customer deposits(1)	8	8	—%	83	65	28%
Total billings	$1,417	$1,079	31%	$2,852	$2,182	31%
Year over year percentage change in total billings	31%	24%		31%	26%
(1)As presented on or derived from our condensed consolidated statements of cash flows.

Billings consists of amounts invoiced for subscription contracts with existing customers, renewal contracts, expansion contracts, contracts with new customers, and contracts for professional services and training. Factors that may cause our billings results to vary from period to period include the following:
•Billings duration. While we typically bill customers annually in advance for our subscription services, customers sometimes request, and we accommodate, billings with durations less than or greater than the typical 12-month term. Changes in billings duration had a favorable impact of $9 million and $20 million for the three and six months ended June 30, 2021, respectively.

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

Foreign currency rate fluctuations had a favorable impact of $47 million and $88 million on billings for the three and six months ended June 30, 2021, respectively.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 80% of our total revenues for each of the three and six months ended June 30, 2021 and 81% of our total revenues for each of the three and six months ended June 30, 2020. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 14% and 12% for the three and six months ended June 30, 2021, respectively, and 11% for each of the three and six months ended June 30, 2020.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in thousands)
Revenues:
Subscription	$1,330	$1,015	31%	$2,623	$2,010	30%
Professional services and other	79	56	41%	146	107	36%
Total revenues	$1,409	$1,071	32%	$2,769	$2,117	31%
Percentage of revenues:
Subscription	94%	95%		95%	95%
Professional services and other	6%	5%		5%	5%
Total	100%	100%		100%	100%

Subscription revenues increased by $315 million and $613 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily driven by increased purchases by existing customers and an increase in customer count. Included in subscription revenues is $41 million and $45 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended June 30, 2021 and 2020, respectively, and $114 million and $112 million during the six months ended June 30, 2021 and 2020, respectively.

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

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2021 are based on foreign exchange rates as of June 30, 2021.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in thousands)
Digital workflow products	$1,164	$886	31%	$2,295	$1,754	31%
ITOM products	166	129	29%	328	256	28%
Total subscription revenues	$1,330	$1,015	31%	$2,623	$2,010	30%

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

Professional services and other revenues increased by $23 million and $39 million during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2021 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in thousands)
Cost of revenues:
Subscription	$248	$172	44%	$476	$332	43%
Professional services and other	81	61	33%	152	124	23%
Total cost of revenues	$329	$233	41%	$628	$456	38%
Gross profit percentage:
Subscription	81%	83%		82%	83%
Professional services and other	(3%)	(9%)		(4%)	(16%)
Total gross profit percentage	77%	78%		77%	78%
Gross profit	$1,080	$838		$2,141	$1,661

Cost of subscription revenues increased by $76 million and $144 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily due to increased headcount and increased costs to support the growth of our subscription offerings. Personnel-related costs including stock-based compensation and overhead expenses increased by $33 million and $61 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. In addition, depreciation expense related to data center hardware, software and maintenance costs to support the expansion of our data center capacity including public cloud service costs increased by $42 million and $77 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year.

We expect our cost of subscription revenues to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances. Our subscription gross profit percentage was 81% and 82% for the three and six months ended June 30, 2021, respectively, compared to 83% for each of the three and six months ended June 30, 2020. We expect our subscription gross profit percentage to slightly decrease for the year ending December 31, 2021 compared to the year ended December 31, 2020 primarily due to incremental costs to acquire customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased by $20 million and $28 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation.

Our professional services and other gross margin percentage increased to loss of 3% and 4% for the three and six months ended June 30, 2021, respectively, from loss of 9% and 16% for the three and six months ended June 30, 2020, respectively, primarily driven by the increased utilization of our internal professional services organization and the reduction in certain travel expenses. We expect our professional services and other gross margin percentage to increase for the year ending December 31, 2021 compared to the year ended December 31, 2020 as we continue to optimize our utilization of our internal professional services organization.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in thousands)
Sales and marketing	$557	$426	31%	$1,081	$867	25%
Percentage of revenues	40%	40%		39%	41%

Sales and marketing expenses increased by $131 million and $214 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $87 million and $159 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. Amortization expenses associated with deferred commissions and third-party referral fees increased $19 million and $37 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding expenses and costs associated with purchasing advertising and market data and outside services, increased by $24 million and $21 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year.

Amid the ongoing regulatory restrictions imposed by governments worldwide in response to the COVID-19 pandemic, we continue to temporarily close many of our offices to ensure the well-being and safety of our global employees, office staff and communities. Further, we converted certain in-person events to digital events in the second quarter of 2021, which resulted in certain savings for the six months ended June 30, 2021 compared to the same period in the prior year.

Despite the uncertainty around the continued impact of the COVID-19 pandemic and its duration, we expect sales and marketing expenses to increase in absolute dollars but slightly decrease as a percentage of revenue compared to the year ended December 31, 2020, as we continue to expand our direct sales organization, increase our marketing activities, grow our international operations and continue to build brand awareness.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Research and development	$333	$245	36%	$647	$472	37%
Percentage of revenues	24%	23%		23%	22%

Research and development expenses increased by $88 million and $175 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $82 million and $165 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The remaining increase was primarily due to an increase in outside service costs, hosting costs and data center related depreciation costs to support research and development activities.

We expect research and development expenses for the year ending December 31, 2021 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
General and administrative	$139	$104	34%	$265	$210	26%
Percentage of revenues	10%	10%		10%	10%

General and administrative expenses increased by $35 million and $55 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $24 million and $41 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The remaining increase was primarily due to costs to support digital transformation projects across functions to improve processes as we scale as well as incremental investment in environmental, social and corporate governance initiatives.

We expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2021 but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020, as we continue to increase headcount.

Stock-based Compensation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in thousands)
Cost of revenues:
Subscription	$33	$25	32%	$62	$46	35%
Professional services and other	15	13	15%	28	25	12%
Operating expenses:
Sales and marketing	99	79	25%	192	149	29%
Research and development	98	70	40%	186	129	44%
General and administrative	37	30	23%	70	56	25%
Total stock-based compensation	$282	$217	30%	$538	$405	33%
Percentage of revenues	20%	20%		19%	19%

Stock-based compensation increased by $65 million and $133 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2021, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2021 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2020, and we expect this to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% and 36% for the three and six months ended June 30, 2021, respectively, and 34% of total revenues for the three and six months ended June 30, 2020, respectively.

Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our revenues for each of the three and six months ended June 30, 2021. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and six months ended June 30, 2021 at the exchange rates in effect for the three and six months ended June 30, 2020 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $45 million and $82 million lower, respectively. The impact from the foreign currency movements from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had an unfavorable impact on our cost of revenues and sales and marketing expenses for each of the three and six months ended June 30, 2021. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and six months ended June 30, 2021 at the exchange rates in effect for the three and six months ended June 30, 2020 rather than the actual exchange rates in effect during the period, our reported cost of revenues would have been $13 million and $21 million lower and sales and marketing expenses would have been $14 million and $24 million lower for the three and six months ended June 30, 2021, respectively. The impact from the foreign currency movements from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021 was not material to research and development and general and administrative expenses.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in thousands)
Interest expense	$(7)	$(8)	(13%)	$(14)	$(17)	(18%)
Percentage of revenues	—%	(1%)		(1%)	(1%)

Interest expense decreased for each of the three and six months ended June 30, 2021 compared to the same periods in the prior year, due to decrease in amortization expense of debt discount and issuance costs as a result of the 2022 Notes Repurchase offset by increase in debt discount, issuance cost and interest related to the 2030 Notes. For the year ending December 31, 2021, we expect to incur approximately $14 million of additional interest expense related to the 2022 Notes and the 2030 Notes.

Other Income, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Interest income	$5	$10	(50%)	$11	$24	(54%)
Other	1	(3)	NM	4	(9)	(144%)
Other income, net	$6	$7	(14%)	$15	$15	—%
Percentage of revenues	—%	1%		1%	1%

NM - Not meaningful

Other income, net remained relatively consistent for each of the three and six months ended June 30, 2021 compared to the same periods in the prior year, primarily driven by a decrease in interest income compared to the same periods in the prior year due to decline in interest rates offset by gain from foreign currency derivative contracts and unrealized gain on equity investments in privately-held companies.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Benefit from (Provision for) Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Income before income taxes	$50	$62	(19%)	$149	$110	35%
Provision for (benefit from) income taxes	(9)	21	(143%)	8	21	(62%)
Effective tax rate	(18%)	34%		5%	19%

Our income tax (benefit) provision was ($9 million) and $8 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, the income tax benefit was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction and a valuation allowance release resulting from an acquisition. For the six months ended June 30, 2021, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction and a valuation allowance release resulting from an acquisition.

Our income tax provision was $21 million for each of the three and six months ended June 30, 2020. For the three months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States and the intercompany sale of certain intellectual property rights. For the six months ended June 30, 2020, the income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of June 30, 2021, we had $3.0 billion in cash and cash equivalents and short-term investments, of which $454 million represented cash held by foreign subsidiaries and $442 million is denominated in currencies other than the U.S. Dollar. In addition, we had $1.4 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrants transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 through June 30, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through September 30, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. During the six months ended June 30, 2021, we paid cash to settle $65 million in principal of the 2022 Notes. Additionally, we repurchased $497 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) which was accounted for as a debt extinguishment. We used proceeds from the partial unwind of the 2022 Note Hedge of $1.1 billion for the 2022 Notes Repurchase.

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $8 million in principal amount of the 2022 Notes during the third quarter of 2021. We may receive additional conversion requests that require settlement in the third quarter of 2021 and future periods.

During the six months ended June 30, 2021 and year ended December 31, 2020, we issued 0.5 million and 2.3 million shares of our common stock upon partial unwind of the 2022 Warrants, respectively. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. As the remaining portion of the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the remaining portion of the 2022 Warrants, which will be September 1, 2022. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. However, we anticipate our current cash, cash equivalents and investments balance and anticipated cash flows generated from operations based on our current business plan and revenue prospects will be sufficient to meet our liquidity needs, including the repayment of any early conversions of our 2022 Notes, debt service costs, expansion of data centers, lease obligations, expenditures related to the growth of our headcount and the acquisition of property and equipment, intangibles, and investments in office facilities, to accommodate our operations for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, cash utilized for acquisitions and/or debt retirements if any are consummated, and the capital expenditures required to meet possible increased demand for our services. If we require additional capital resources to grow our business or repay our 2022 Notes at any time in the future, we may seek to finance our operations from the current funds available or seek additional equity or debt financing.

	Six Months Ended June 30,
	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$1,027	$860
Net cash used in investing activities	(1,051)	(628)
Net cash used in financing activities	(273)	(164)
Net change in cash, cash equivalents and restricted cash	(308)	63

Operating Activities

Net cash provided by operating activities was $1,027 million for the six months ended June 30, 2021 compared to $860 million for the six months ended June 30, 2020. The net increase in operating cash flow was primarily due to increases in operating income, higher cash collections from customers and lower settlement of payables.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $1,051 million compared to $628 million for the six months ended June 30, 2020. The increase in cash used in investing activities was mainly due to $655 million for business combinations, net of cash and restricted cash acquired partially offset by $226 million decrease in net purchases of investments.

Financing Activities

Net cash used in financing activities was $273 million for the six months ended June 30, 2021 compared to $164 million for the six months ended June 30, 2020. The increase was primarily due to additional $76 million in taxes paid related to net share settlement of equity awards and $37 million repayments of convertible senior notes offset by $4 million in proceeds from employee equity plans.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021, other than market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. See the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021, and in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact to our business.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and below and all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021, identified the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be harmed by any of these risks. Our stock price could decline due to any of these risks, and you may lose all or part of your investment.

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response will continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

Beginning in early 2020, the COVID-19 pandemic began to have widespread impact on the health of the population and a broader impact on the markets. The COVID-19 pandemic disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The pandemic had a significant impact in 2020, and its ongoing impact into 2021 and beyond is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the continuing actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. While vaccines have become widely available in certain countries and businesses and economies have recently reopened, the status of global economic recovery remains uncertain and unpredictable, and will be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. If the pandemic were to endure for the longer term, recession, depression or other sustained adverse market events may result.

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

In response to the COVID-19 pandemic, we temporarily closed most of our offices (including our headquarters) around the world, encouraged our employees to work remotely, implemented travel restrictions for all non-essential business, and canceled or shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences. During the second quarter of 2021, a limited number of employees returned to our offices in certain locations, taking into consideration government restrictions, employee safety and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to re-open our offices safely may not be successful, could expose our employees to health risks and could involve additional costs or liability. We expect that the COVID-19 pandemic will have a long-term effect on the nature of our office environment, remote working and how we innovate. While we believe that this will be a positive development over the longer term, there may be operational and workplace culture challenges that may adversely affect our business, including talent retention, in the shorter term.

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

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak; future infection spikes including new variant strains of the virus resulting in additional preventative measures; the availability and distribution of effective vaccines; the severity of the economic decline attributable to the pandemic and timing, nature and sustainability of economic recovery; government responses, including the effectiveness, extent and duration of efforts to limit the spread and impact of the disease, such as “shelter in place” and similar government directives, all of which are highly uncertain and unpredictable. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods and could cause our future results of operations to vary significantly from period to period.

The effects of the COVID-19 pandemic also may heighten other risks, including significant volatility in the global markets, trading prices of our common stock, interest rate and foreign currency described in the section ‘‘Risk Factors’’ in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021. Risks caused or heightened by the COVID-19 pandemic may continue for the duration of and possibly beyond the COVID-19 pandemic for an indefinite period.

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

Compliance with, and other obligations imposed by, the General Data Protection Regulation (the “GDPR”), the ruling of the European Court of Justice in Schrems v. Facebook Ireland, Limited and interpretations of that ruling by regulators and customers, recommendations issued by the European Data Protection Board, new Standard Contractual Clauses issued by the European Commission, the California Consumer Privacy Act, as recently amended by a voter-approved proposition (the “CCPA”) and other privacy, data residency, sovereignty and transfer laws, regulations and standards (including self-regulatory standards) may cause us to incur substantial operational costs or require us to modify our data handling practices and/or policies, may limit the development, use and adoption of our services, including artificial intelligence and machine learning features, and could reduce overall demand for our services. Recently we announced that we plan to offer a European Union-centric services delivery model, by which customers may elect to receive support from EU‑based ServiceNow teams, with an EU, cloud‑hosted digital workflow solution. This offering requires a significant investment in financial and human resources, and we may see similar requests for local solutions in other territories. In addition, actual or perceived non-compliance could result in proceedings or investigations against us by regulatory authorities or others, lead to significant fines, damages, orders or reputational harm and may otherwise adversely impact our business, financial condition and operating results.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, including personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached because of employee error, unaddressed vulnerabilities that may leave our systems susceptible to compromise, or third-party actions, including unintentional events or deliberate attacks by cyber criminals or foreign state actors, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. For example, third parties have attempted to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data, and we have been the target of email scams that attempt to acquire personal information or company assets. Computer malware, ransomware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and they have occurred, or attempts have occurred, on our and our third-party service providers’ systems in the past and may occur again on these systems in the future. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. This may also include underlying infiltration of pre-existing systems, including those of our third-party service providers or customers, perpetrated by more sophisticated attackers,including recent foreign cybersecurity attacks on U.S. technology companies. We devote significant financial and personnel resources to implement and maintain security measures while meeting customer expectations as to the performance of our systems; however, as cyber-security threats develop and grow more complex over time, we will continue to make significant further investments to protect data and infrastructure, but a residual risk may remain despite our preventative efforts. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, service level agreement claims, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of paying to access data, investigating, remediating, eliminating, complying with notice obligations and implementing additional measures designed to prevent actual or perceived security incidents. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of ServiceNow, Inc., as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of ServiceNow, Inc.	8-K	001-35580	3.2	6/9/2021

10.1*	ServiceNow, Inc. 2021 Equity Incentive Plan	S-8	333-256854	4.5	6/7/2021

10.2*	ServiceNow, Inc. Amended and Restated 2012 Employee Stock Purchase Plan	8-K	001-35580	10.2	6/9/2021

10.3*	Amended and Restated LightStep, Inc. 2013 Stock Plan	S-8	333-257171	4.5	6/17/2021

10.4*	Related form of equity agreements under the ServiceNow, Inc. 2021 Equity Incentive Plan					X

10.5*	Form of Subscription Agreement under the ServiceNow, Inc. Amended and Restated 2012 Employee Stock Purchase Plan					X

10.6*	Related form of equity agreements under the Amended and Restated LightStep, Inc. 2013 Stock Plan					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

SERVICENOW, INC.

Date: July 28, 2021	By:	/s/ William R. McDermott
William R. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2021	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2021	By:	/s/ Fay Sien Goon
Fay Sien Goon
Chief Accounting Officer
(Principal Accounting Officer)