Form 10-Q
period 2021-09-30
ServiceNow, Inc.
filed 2021-10-28
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2021, there were approximately 199 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,400	$1,677
Short-term investments	1,631	1,415
Accounts receivable, net	776	1,009
Current portion of deferred commissions	268	229
Prepaid expenses and other current assets	213	192
Total current assets	4,288	4,522
Deferred commissions, less current portion	524	444
Long-term investments	1,384	1,468
Property and equipment, net	740	660
Operating lease right-of-use assets	606	454
Intangible assets, net	302	153
Goodwill	770	241
Deferred tax assets	694	673
Other assets	170	100
Total assets	$9,478	$8,715
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64	$34
Accrued expenses and other current liabilities	604	668
Current portion of deferred revenue	2,949	2,963
Current portion of operating lease liabilities	82	72
Current debt, net	93	—
Total current liabilities	3,792	3,737
Deferred revenue, less current portion	53	45
Operating lease liabilities, less current portion	568	423
Long-term debt, net	1,484	1,640
Other long-term liabilities	47	36
Total liabilities	5,944	5,881
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	3,516	2,974
Accumulated other comprehensive income	48	94
Accumulated deficit	(30)	(234)
Total stockholders’ equity	3,534	2,834
Total liabilities and stockholders’ equity	$9,478	$8,715

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Subscription	$1,427	$1,091	$4,050	$3,102
Professional services and other	85	61	232	167
Total revenues	1,512	1,152	4,282	3,269
Cost of revenues(1):
Subscription	264	189	740	521
Professional services and other	86	63	239	187
Total cost of revenues	350	252	979	708
Gross profit	1,162	900	3,303	2,561
Operating expenses(1):
Sales and marketing	579	454	1,660	1,321
Research and development	358	268	1,005	740
General and administrative	151	109	416	319
Total operating expenses	1,088	831	3,081	2,380
Income from operations	74	69	222	181
Interest expense	(7)	(8)	(21)	(25)
Other income (expense), net	1	(35)	16	(20)
Income before income taxes	68	26	217	136
Provision for income taxes	5	13	13	34
Net income	$63	$13	$204	$102
Net income per share - basic	$0.32	$0.07	$1.03	$0.53
Net income per share - diluted	$0.31	$0.06	$1.00	$0.50
Weighted-average shares used to compute net income per share - basic	198,600	193,237	197,680	193,203
Weighted-average shares used to compute net income per share - diluted	203,124	201,861	202,729	202,837
Other comprehensive income:
Foreign currency translation adjustments	$(20)	$25	$(37)	$23
Unrealized gain (loss) on investments, net of tax	(2)	(3)	(9)	4
Other comprehensive income (loss)	(22)	22	(46)	27
Comprehensive income	$41	$35	$158	$129

(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues:
Subscription	$33	$26	$95	$72
Professional services and other	15	13	43	38
Operating expenses:
Sales and marketing	101	79	293	228
Research and development	102	74	288	203
General and administrative	40	28	110	84
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended September 30, 2021						Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	198,135	$—	$3,298	$(93)	$70	$3,275	191,801	$—	$2,712	$(263)	$30	$2,479
Common stock issued under employee stock plans	860	—	71	—	—	71	964	—	58	—	—	58
Taxes paid related to net share settlement of equity awards	—	—	(142)	—	—	(142)	—	—	(122)	—	—	(122)
Stock-based compensation	—	—	290	—	—	290	—	—	220	—	—	220
Settlement of 2022 Warrants	—	—	—	—	—	—	2,285	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(25)	—	—	(25)	—	—	(1,158)	—	—	(1158)
Benefit from exercise of 2022 Note Hedge	—	—	24	—	—	24	—	—	1,162	—	—	1162
Other comprehensive income (loss), net of tax	—	—	—	—	(22)	(22)	—	—	—	—	22	22
Net income		—		63		63	—	—	—	13	—	13
Balance at end of the period	198,995	$—	$3,516	$(30)	$48	$3,534	195,050	$—	$2,872	$(250)	$52	$2,674

	Nine Months Ended September 30, 2021						Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	195,845	$—	$2,974	$(234)	$94	$2,834	189,461	$—	$2,455	$(352)	$25	$2,128
Common stock issued under employee stock plans	2,614	—	166	—	—	166	3,304	—	149	—	—	149
Taxes paid related to net share settlement of equity awards	—	—	(457)	—	—	(457)	—	—	(361)	—	—	(361)
Stock-based compensation	—	—	828	—	—	828	—	—	626	—	—	626
Shares granted related to business combination	—	—	6	—	—	6	—	—	—	—	—	—
Settlement of 2022 Warrants	536	—	—	—	—	—	2,285	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(216)	—	—	(216)	—	—	(1,181)	—	—	(1,181)
Benefit from exercise of 2022 Note Hedge	—	—	215	—	—	215	—	—	1,184	—	—	1,184
Other comprehensive income (loss), net of tax	—	—	—	—	(46)	(46)	—	—	—	—	27	27
Net income	—	—	—	204	—	204	—	—	—	102	—	102
Balance at end of the period	198,995	$—	$3,516	$(30)	$48	$3,534	195,050	$—	$2,872	$(250)	$52	$2,674
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$204	$102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	346	243
Amortization of deferred commissions	211	157
Stock-based compensation	828	625
Deferred income taxes	(21)	(6)
Repayments of convertible senior notes attributable to debt discount	(15)	(69)
Loss on extinguishment of 2022 Notes	3	42
Other	34	23
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	219	210
Deferred commissions	(344)	(221)
Prepaid expenses and other assets	(78)	(42)
Accounts payable	39	2
Deferred revenue	47	66
Accrued expenses and other liabilities	(126)	(31)
Net cash provided by operating activities	1,347	1,101
Cash flows from investing activities:
Purchases of property and equipment	(292)	(285)
Business combinations, net of cash acquired	(778)	(108)
Purchases of investments	(1,769)	(2,229)
Sales and maturities of investments	1,579	1,299
Other	12	(7)
Net cash used in investing activities	(1,248)	(1,330)
Cash flows from financing activities:
Net proceeds from borrowings on 2030 Notes	—	1,482
Repayments of convertible senior notes attributable to principal	(59)	(1,569)
Net proceeds from unwind of 2022 Note Hedge	—	1,106
Proceeds from employee stock plans	165	142
Taxes paid related to net share settlement of equity awards	(457)	(361)
Net cash (used in) provided by financing activities	(351)	800
Foreign currency effect on cash, cash equivalents and restricted cash	(21)	3
Net change in cash, cash equivalents and restricted cash	(273)	574
Cash, cash equivalents and restricted cash at beginning of period	1,679	778
Cash, cash equivalents and restricted cash at end of period	$1,406	$1,352
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,400	$1,348
Restricted cash included in prepaid expenses and other current assets	6	4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,406	$1,352
Supplemental disclosures of other cash flow information:
Interest paid	$36	$—
Income taxes paid, net of refunds	46	26
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$216	$79
Benefit from exercise of 2022 Note Hedge	215	78
Property and equipment included in accounts payable and accrued expenses	54	27

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2020 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 12, 2021.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of September 30, 2021, we had one customer, a channel partner, that represented 22% of our accounts receivable and no customers that individually exceeded 10% of our total revenues in any of the periods presented. As of December 31, 2020, there were no customers that represented more than 10% of our accounts receivable balance. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$553	$—	$—	$553
Corporate notes and bonds	2,261	4	(1)	2,264
Certificates of deposit	40	—	—	40
U.S. government and agency securities	97	—	—	97
Mortgage and asset backed securities	62	—	(1)	61
Total available-for-sale securities	$3,013	$4	$(2)	$3,015

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$406	$—	$—	$406
Corporate notes and bonds	2,298	10	—	2,308
Certificates of deposit	23	—	—	23
U.S. government and agency securities	145	1	—	146
Total available-for-sale securities	$2,872	$11	$—	$2,883

As of September 30, 2021, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage and asset backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

September 30, 2021
Due within 1 year	$1,631
Due in 1 year through 5 years	1,323
Instruments not due in single maturity	61
Total	$3,015

As of September 30, 2021 and December 31, 2020, the gross unrealized losses that have been in a continuous unrealized loss position related to $942 million and $637 million available-for-sale debt securities, respectively, were not material.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of September 30, 2021.

Strategic Investments

As of September 30, 2021 and December 31, 2020, the total amount of equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $64 million and $28 million, respectively. We classify these assets as Level 3 within the fair value hierarchy as only an impairment or observable adjustment is recognized based on observable transaction price at the transaction date of identical or similar investment of the same issuer and other unobservable inputs such as volatility.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2021 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$563	$—	$563
Deposits	235	—	235
U.S. government and agency securities	—	38	38
Marketable securities:
Commercial paper	—	553	553
Corporate notes and bonds	—	2,264	2,264
Certificates of deposit	—	40	40
U.S. government and agency securities	—	97	97
Mortgage and asset backed securities	—	61	61
Total	$798	$3,053	$3,851

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

(5) Business Combinations

On January 8, 2021, we acquired all outstanding stock of Element AI Inc., a leading enterprise artificial intelligence (“AI”) solution provider, for $228 million in an all-cash transaction. The purchase price was allocated based on the estimated fair value of developed technology intangible asset of $85 million (five-year estimated useful life), net tangible assets of $16 million, and goodwill of $81 million, which is partially deductible for income tax purposes. At time of acquisition, we established an unrecognized tax benefit of $43 million on pre-acquisition net operating loss carryforwards and other tax attributes which was subsequently released resulting in establishment of deferred tax asset based on completion of valuation and filing certain tax returns in the third quarter of 2021. Goodwill is primarily attributed to the value expected from synergies resulting from the combination.

On June 15, 2021, we acquired LightStep Inc., a leading observability solution provider, for $512 million in a cash transaction. The purchase price was preliminarily allocated based on the estimated fair value of developed technology intangible asset of $85 million (five-year estimated useful life), customer related and brand assets of $11 million, net tangible assets of $8 million, deferred tax liabilities of $6 million and goodwill of $413 million, which is not deductible for income tax purposes. Goodwill is primarily attributed to the value expected from synergies resulting from the combination.

On August 20, 2021, we acquired all outstanding stock of Swarm64 AS, a leader in database performance and scale digital workflows, for $32 million in an all-cash transaction. The purchase price was allocated based on the estimated fair value of developed technology intangible asset of $14 million (five-year estimated useful life) and goodwill of $20 million, which is not deductible for income tax purposes. Goodwill is primarily attributed to the value expected from synergies resulting from the combination.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The provisional measurements of fair value for income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the acquisition date.

During the nine months ended September 30, 2021, we also completed certain acquisitions for total purchase consideration of $27 million primarily to enhance our products. These acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate.

We have included the financial results of business combinations in the condensed consolidated financial statements from the respective dates of acquisition, which were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as it is impracticable due to the lack of availability of historical financial statements that comply with GAAP. Aggregate acquisition-related costs associated with business combinations are not material for the three and nine months ended September 30, 2021 and 2020, respectively, and are included in general and administrative expenses in our condensed consolidated statements of comprehensive income as incurred.

(6) Goodwill and Intangible Assets

Goodwill balances are presented below (in millions):

Carrying Amount
Balance as of December 31, 2020	$241
Goodwill acquired	533
Foreign currency translation adjustments	(4)
Balance as of September 30, 2021	$770

Intangible assets consist of the following (in millions):

	September 30, 2021	December 31, 2020
Developed technology	$414	$226
Patents	62	65
Other	15	3
Intangible assets, gross	491	294
Less: accumulated amortization	(189)	(141)
Intangible assets, net	$302	$153

The weighted-average useful life for the developed technology acquired during each of the nine months ended September 30, 2021 and September 30, 2020 was approximately five years.

Amortization expense for intangible assets for the three months ended September 30, 2021 and 2020 was $20 million and $10 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $53 million and $35 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2021 (in millions):

Years Ending December 31,
Remainder of 2021	$21
2022	80
2023	73
2024	66
2025	45
Thereafter	17
Total future amortization expense	$302

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2021	December 31, 2020
Computer equipment	$1,154	$974
Computer software	77	72
Leasehold and other improvements	184	168
Furniture and fixtures	70	69
Construction in progress	21	9
Property and equipment, gross	1,506	1,292
Less: Accumulated depreciation	(766)	(632)
Property and equipment, net	$740	$660

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended September 30, 2021 and 2020 was $83 million and $58 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $232 million and $160 million, respectively.

(8) Derivative Contracts

As of September 30, 2021 and December 31, 2020, we had foreign currency forward contracts with total notional values of $367 million and $583 million, respectively, which are not designated as hedging instruments. Our foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in millions):

	Condensed Consolidated Balance Sheet Location	September 30, 2021	December 31, 2020
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1	$8
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$1	$10

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended September 30, 2021 and 2020 from amounts included in deferred revenue as of June 30, 2021 and June 30, 2020 were $1.3 billion and $1.0 billion, respectively.

Revenues recognized during the nine months ended September 30, 2021 and 2020 from amounts included in deferred revenue as of December 31, 2020 and December 31, 2019 were $2.6 billion and $1.9 billion, respectively.

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

As of September 30, 2021, the total non-cancelable RPO under our contracts with customers was $9.7 billion and we expect to recognize revenues on approximately 51% of these RPO over the following 12 months, with the balance to be recognized thereafter.

(10) Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	September 30, 2021		December 31, 2020
	2030 Notes	2022 Notes	2030 Notes	2022 Notes
Current, net of unamortized debt discount and issuance costs of $3 million	—	93	—	—
Long-term, net of unamortized debt discount and issuance costs of $16 million and $29 million, respectively	1,484	—	1,482	158
Total debt	$1,484	$93	$1,482	$158
Effective interest rate of the liability component - 2022 Notes	4.75%
Effective interest rate - 2030 Notes	1.53%
The effective interest rates for the 2030 Notes and 2022 Notes include interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable.
We consider the fair value of the 2030 Notes and 2022 Notes to be a Level 2 measurement. The estimated fair value of the 2030 Notes and 2022 Notes at September 30, 2021 and December 31, 2020 is based on the closing trading price per $100 of the 2030 Notes and 2022 Notes were as follows (in millions):

	September 30, 2021	December 31, 2020
2022 Notes	$437	$687
2030 Notes	$1,408	$1,463

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

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through September 30, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the nine months ended September 30, 2021, we paid cash to settle $73 million in principal of the 2022 Notes and the loss on the early note conversions was not material. As a result of the settlements, we also recorded a net reduction to additional paid-in capital, reflecting $216 million fair value adjustments to the settled conversion option partially offset by a $215 million benefit from the 2022 Note Hedge (as defined below).

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $2 million in principal amount of the 2022 Notes during the fourth quarter of 2021. We may receive additional conversion requests that require settlement in the fourth quarter of 2021 and future periods.

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

	Purchase	Initial Shares	Shares as of September 30, 2021

	(in millions)
2022 Note Hedge	$128	6	1

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of September 30, 2021
	(in millions)	(in millions)			(in millions)
2022 Warrants	$54	6	$203.40	September 1, 2022	1

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

In connection with the 2022 Notes Repurchase and early note conversions, we entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate of 0.5 million and 2.3 million shares of our common stock during the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.

According to the terms, the remaining portion of the 2022 Warrants will be net share settled and automatically exercised over a 60 trading day period beginning on the first expiration date as set forth above based on the daily volume-weighted average stock prices over the same 60 trading day period.

We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. The remaining portion of the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on September 30, 2021, the total number of shares of our common stock to be issued upon the automatic exercise of the remaining portion of the 2022 Warrants would be approximately 0.7 million. The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time.

(11) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, consist of the following (in millions):

	September 30, 2021	December 31, 2020

Foreign currency translation adjustment	$50	$87
Net unrealized gains on investments, net of tax	(2)	7
Accumulated other comprehensive income	$48	$94

Reclassification adjustments out of accumulated other comprehensive income into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of September 30, 2021. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2021, we had 199 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

September 30, 2021
Stock plans:
Options outstanding	386
RSUs(1)	6,527
Shares of common stock available for future grants:
2021 Equity Incentive Plan(2)	9,707
Amended and Restated 2012 Employee Stock Purchase Plan(2)	9,389
Total shares of common stock reserved for future issuance	26,009
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), assuming 100% of the target number of shares for PRSUs, as discussed under the section entitled “RSUs” in Note 13.
(2)Refer to Note 13 for a description of these plans.

During the nine months ended September 30, 2021 and 2020, we issued a total of 2.6 million shares and 3.3 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, we issued 0.5 million and 2.3 million shares of our common stock upon partial unwind of the 2022 Warrants during the nine months ended September 30, 2021 and 2020, respectively.

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

A summary of stock option activity for the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2020	522	$107.14
Granted	36	$587.91
Exercised	(104)	$88.28		$47
Outstanding at March 31, 2021	454	$149.23
Granted (1)	54	$77.96
Exercised	(24)	$16.46		$11
Outstanding at June 30, 2021	484	$147.70
Exercised	(98)	$48.26		$55
Outstanding at September 30, 2021	386	$172.85	5.7	$174
Vested and expected to vest as of September 30, 2021	352	$165.12	5.5	$161
Vested and exercisable as of September 30, 2021	205	$74.71	3.3	$112
(1) Includes awards assumed in business combinations

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the nine months ended September 30, 2021 was $6 million.

As of September 30, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $21 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2021 was approximately three years.

RSUs

A summary of RSU activity for the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at December 31, 2020	7,362	$274.23
Granted (1)	2,004	$577.94
Vested	(1,060)	$226.59	$620
Forfeited	(259)	$330.43
Outstanding at March 31, 2021	8,047	$352.48
Granted (1)	378	$500.01
Vested	(932)	$274.86	$435
Forfeited	(188)	$341.70
Outstanding at June 30, 2021	7,305	$370.32
Granted	280	$598.98
Vested	(866)	$289.07	$507
Forfeited	(192)	$359.57
Outstanding at September 30, 2021	6,527	$391.24	$4,062

(1) Includes awards assumed in business combinations

RSUs outstanding as of September 30, 2021 were comprised of 6.2 million RSUs with only service conditions and 0.3 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2021 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting date. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $88 million and $41 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.0 billion and the weighted-average remaining vesting period was approximately three years.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$62,890	$12,858	$203,725	$101,855
Denominator:
Weighted-average shares outstanding - basic	198,600	193,237	197,680	193,203
Weighted-average effect of potentially dilutive securities:
Common stock options	295	460	314	577
RSUs	2,981	4,165	3,359	4,062
2022 Notes	556	1,258	539	1,148
2022 Notes settlements	25	1,260	138	2,057
2022 Warrants	667	996	631	827
Partial settlement of 2022 Warrants	—	485	68	963
Weighted-average shares outstanding - diluted	203,124	201,861	202,729	202,837
Net income per share - basic	$0.32	$0.07	$1.03	$0.53
Net income per share - diluted	$0.31	$0.06	$1.00	$0.50

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock options	36	—	36	—
RSUs	102	75	1,430	341
ESPP obligations	209	224	209	224
Total potentially dilutive securities	347	299	1,675	565

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $5 million and $13 million for the three and nine months ended September 30, 2021, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction, a valuation allowance release resulting from an acquisition and excess tax benefits of stock-based compensation.

Our income tax provision was $13 million and $34 million for the three and nine months ended September 30, 2020, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States and the intercompany sale of certain intellectual property rights.

Governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments but they have not had a material impact on our provision for income taxes for the three and nine months ended September 30, 2021.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2021, our tax years 2004 to 2020 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $27 million and $73 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and nine months ended September 30, 2021, respectively.

Total operating lease costs were $21 million and $61 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and nine months ended September 30, 2020, respectively.

For the nine months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $56 million and $42 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $216 million and $102 million, respectively, of which the increase is largely related to additional office facilities located in Santa Clara, California, in the third quarter in line with the original commitment.

As of September 30, 2021, the weighted-average remaining lease term is approximately 9 years, and the weighted-average discount rate is 3.2%.

Maturities of operating lease liabilities as of September 30, 2021 are presented in the table below (in millions):

Remainder of 2021	$25
2022	97
2023	104
2024	86
2025	75
Thereafter	374
Total operating lease payments	761
Less: imputed interest	(111)
Present value of operating lease liabilities	$650

In addition to the amounts above, as of September 30, 2021, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $148 million. These operating leases will commence in 2022 with lease terms of 4 to 13 years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the nine months ended September 30, 2021 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes and 2030 Notes with an aggregate principal amount of $96 million and $1.5 billion is due on June 1, 2022 and September 1, 2030, respectively. Refer to Note 10 for further information regarding our Notes.

Also, $27 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2021.

Letters of Credit

As of September 30, 2021, we had letters of credit in the aggregate amount of $21 million, primarily in connection with our customer contracts and operating leases.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America(1)	$960	$755	$2,731	$2,162
EMEA(2)	401	287	1,122	803
Asia Pacific and other	151	110	429	304
Total revenues	$1,512	$1,152	$4,282	$3,269

Property and equipment, net by geographic area were as follows (in millions):

	September 30, 2021	December 31, 2020
North America(3)	$465	$395
EMEA(2)	178	172
Asia Pacific and other	97	93
Total property and equipment, net	$740	$660

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and nine months ended September 30, 2021 and 2020.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 83% and 78% of property and equipment, net attributable to North America as of September 30, 2021 and December 31, 2020, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Digital workflow products	$1,253	$959	$3,548	$2,712
ITOM products	174	132	502	390
Total subscription revenues	$1,427	$1,091	$4,050	$3,102

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Connected Operations, Financial Services Operations, Telecommunications Service Management, Telecommunications Network Performance Management, App Engine and IntegrationHub, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis.

(18) Subsequent Events

On October 26, 2021, our board of directors approved stock options to our chief executive officer (“CEO”) a long-term performance-based option award (the “Award”), which will vest in eight equal tranches based on service and achievement of financial performance and market conditions, with a total award value of approximately $150 million if all service, performance and market conditions are met. However, no portion of the Award will vest prior to two years from grant date and grantee must remain in continuous service as either the CEO or Executive Chairman of the Company to be eligible. The performance and market condition for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met. The performance and market condition must be achieved by September 30, 2026 and the Award will expire on October 29, 2031.

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

COVID-19 Environment

The COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers, partners and vendors, and impacted our business and results of operations. As of the filing date, the extent to which the COVID-19 pandemic may continue to impact our business and future financial condition or results of operations remains uncertain. We are continuing to monitor the actual and potential effects of the COVID-19 pandemic across our business. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all, and could cause our future results of operations to vary significantly from period to period. As the uncertainty continues, we may experience an increase in curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, lengthened sales cycles or competition due to changes in terms and conditions and pricing of our competitors’ products and services, our business, results of operations and overall financial performance in future periods could be materially adversely affected. Additionally, it is unclear to what extent certain reductions in expenditures noted in the year ended December 31, 2020 into the third quarter of 2021 due to actions taken in response to the COVID-19 pandemic will continue to be reduced below historical levels. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including: the duration and spread of the outbreak including new variant strains of the virus; government responses and its effectiveness, extent and duration of its mitigation efforts such as “shelter in place”, availability of vaccinations and similar directives; impact on our customers, sales cycles and ability to generate new business; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees mainly in our general and administrative functions; and effect on our partners, vendors and supply chains; all of which are highly uncertain and difficult to predict.

In response to the COVID-19 pandemic, we continue to focus on maintaining business continuity, helping our employees, customers and communities, and preparing for the future and the long-term success of our business. We released various applications beginning in the first quarter of 2020 to help customers navigate the COVID-19 pandemic including the essential steps for returning employees to the workplace to support their health and safety and help users, healthcare providers and clinics to manage vaccinations from start to finish, as well as tools to prepare for a hybrid workplace. Further, we temporarily closed most of our offices in the first quarter of 2020 and encouraged our employees to work remotely. Beginning in the second quarter of 2021, a limited number of employees returned to our offices in certain locations, taking into consideration government restrictions, employee safety and health risks. Re-opening of our offices remains limited and may change at any time. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

As of September 30, 2021, our RPO was $9.7 billion, of which 51% represented cRPO. RPO and cRPO increased by 34% and 32%, respectively, compared to September 30, 2020. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,266 and 1,012 customers with ACV greater than $1 million as of September 30, 2021 and 2020, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Nine Months Ended September 30,		% Change
	2021	2020

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,347	$1,101	22%
Purchases of property and equipment	(292)	(285)	2%
Free cash flow(1)	$1,055	$816	29%
(1)Free cash flow for the nine months ended September 30, 2021 includes the effect of $15 million relating to the repayments of convertible senior notes attributable to debt discount. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts, which is significantly higher in the quarter ended December 31. Additionally, we have historically seen higher disbursements in the quarters ended March 31 and September 30 due to payouts under our annual commission plans, purchases under our employee stock purchase plan, payouts under our bonus plans and coupon payments related to our 2030 Notes beginning in 2021.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Additionally, starting in 2020, we simplified our methodology related to contracts less than 12 months to derive ACV used to calculate renewal rate. Previously disclosed renewal rates may be restated to reflect such adjustments or methodology simplification to allow for comparability. However, there were no material changes to such previously disclosed renewal rates. Our renewal rate was 98% for each of the three and nine months ended September 30, 2021 and 98% and 97% for the three and nine months ended September 30, 2020, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Billings. We define billings, a non-GAAP financial measure, as GAAP revenues recognized plus the change in total GAAP unbilled receivables, deferred revenue and customer deposits as presented on the condensed consolidated statements of cash flows. The calculation of billings is provided below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Billings:
Total revenues	$1,512	$1,152	31%	$4,282	$3,269	31%
Change in deferred revenue, unbilled receivables and customer deposits(1)	(47)	(12)	292%	35	53	(34%)
Total billings	$1,465	$1,140	29%	$4,317	$3,322	30%
Year over year percentage change in total billings	29%	25%		30%	26%
(1)As presented on or derived from our condensed consolidated statements of cash flows.

Billings consists of amounts invoiced for subscription contracts with existing customers, renewal contracts, expansion contracts, contracts with new customers, and contracts for professional services and training. Factors that may cause our billings results to vary from period to period include the following:
•Billings duration. While we typically bill customers annually in advance for our subscription services, customers sometimes request, and we accommodate, billings with durations less than or greater than the typical 12-month term. Changes in billings duration had a favorable impact of $5 million and $25 million for the three and nine months ended September 30, 2021, respectively.

•Contract start date. From time to time, we enter into contracts with a contract start date in the future, and we exclude these amounts from billings as these amounts are not included in our condensed consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.

•Foreign currency exchange rates. While a majority of our billings have historically been in U.S. Dollars, an increasing percentage of our billings in recent periods has been in foreign currencies, particularly the Euro and British Pound Sterling. Fluctuations in foreign currency exchange rates will cause variability in our billings. Foreign currency rate fluctuations had a favorable impact of $10 million and $99 million on billings for the three and nine months ended September 30, 2021, respectively.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% of our total revenues for each of the three and nine months ended September 30, 2021 and 80% and 81% of our total revenues for the three and nine months ended September 30, 2020, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 15% and 13% for the three and nine months ended September 30, 2021, respectively, and 9% and 10% for the three and nine months ended September 30, 2020, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Results of Operations

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$1,427	$1,091	31%	$4,050	$3,102	31%
Professional services and other	85	61	39%	232	167	39%
Total revenues	$1,512	$1,152	31%	$4,282	$3,269	31%
Percentage of revenues:
Subscription	94%	95%		95%	95%
Professional services and other	6%	5%		5%	5%
Total	100%	100%		100%	100%

Subscription revenues increased by $336 million and $948 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily driven by increased purchases by existing customers and an increase in customer count. Included in subscription revenues is $54 million and $37 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2021 and 2020, respectively, and $168 million and $149 million during the nine months ended September 30, 2021 and 2020, respectively.

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

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2021 are based on September 2021 foreign exchange rates.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Digital workflow products	$1,253	$959	31%	$3,548	$2,712	31%
ITOM products	174	132	32%	502	390	29%
Total subscription revenues	$1,427	$1,091	31%	$4,050	$3,102	31%

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Connected Operations, Financial Services Operations, Telecommunications Service Management, Telecommunications Network Performance Management, App Engine and IntegrationHub, and are generally priced on a per user basis. Our ITOM products are generally priced on a per node (physical or virtual server) basis.

Professional services and other revenues increased by $24 million and $65 million during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2021 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$264	$189	40%	$740	$521	42%
Professional services and other	86	63	37%	239	187	28%
Total cost of revenues	$350	$252	39%	$979	$708	38%
Gross profit percentage:
Subscription	81%	83%		82%	83%
Professional services and other	(1%)	(3%)		(3%)	(12%)
Total gross profit percentage	77%	78%		77%	78%
Gross profit	$1,162	$900		$3,303	$2,561

Cost of subscription revenues increased by $75 million and $219 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to increased headcount and increased costs to support the growth of our subscription offerings. Personnel-related costs including stock-based compensation and overhead expenses increased by $31 million and $92 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. In addition, depreciation expense related to data center hardware, software and maintenance costs to support the expansion of our data center capacity including public cloud service costs increased by $34 million and $111 million and amortization of intangible assets increased by $8 million and $15 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year.

We expect our cost of subscription revenues to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances. Our subscription gross profit percentage was 81% and 82% for the three and nine months ended September 30, 2021, respectively, compared to 83% for each of the three and nine months ended September 30, 2020. We expect our subscription gross profit percentage to slightly decrease for the year ending December 31, 2021 compared to the year ended December 31, 2020 primarily due to incremental costs to acquire customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased by $23 million and $52 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation.

Our professional services and other gross margin percentage increased to loss of 1% and 3% for the three and nine months ended September 30, 2021, respectively, from loss of 3% and 12% for the three and nine months ended September 30, 2020, respectively, primarily driven by the increased utilization of our internal professional services organization and the reduction in certain travel expenses. We expect our professional services and other gross margin percentage to increase for the year ending December 31, 2021 compared to the year ended December 31, 2020 as we continue to optimize our utilization of our internal professional services organization.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Sales and marketing	$579	$454	28%	$1,660	$1,321	26%
Percentage of revenues	38%	39%		39%	40%

Sales and marketing expenses increased by $125 million and $339 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $96 million and $255 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. Amortization expenses associated with deferred commissions and third-party referral fees increased $19 million and $55 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising and market data and outside services, increased by $12 million and $33 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year.

Amid the ongoing regulatory restrictions imposed by governments worldwide in response to the COVID-19 pandemic, we continue to temporarily close many of our offices to ensure the well-being and safety of our global employees, office staff and communities. Further, we converted certain in-person events to digital events in the first half of 2021, which resulted in certain savings for the nine months ended September 30, 2021 compared to the same period in the prior year.

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

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Research and development	$358	$268	34%	$1,005	$740	36%
Percentage of revenues	24%	23%		23%	23%

Research and development expenses increased by $90 million and $265 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $86 million and $250 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The remaining increase was primarily due to an increase in outside service costs, hosting costs and data center related depreciation costs to support research and development activities.

We expect research and development expenses for the year ending December 31, 2021 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
General and administrative	$151	$109	39%	$416	$319	30%
Percentage of revenues	10%	9%		10%	10%

General and administrative expenses increased by $42 million and $97 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $34 million and $74 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The remaining increase was primarily due to costs to support digital transformation projects across functions to improve processes as we scale as well as incremental investment in environmental, social and corporate governance initiatives.

We expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2021 but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2020, as we continue to increase headcount.

Stock-based Compensation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$33	$26	27%	$95	$72	32%
Professional services and other	15	13	15%	43	38	13%
Operating expenses:
Sales and marketing	101	79	28%	293	228	29%
Research and development	102	74	38%	288	203	42%
General and administrative	40	28	43%	110	84	31%
Total stock-based compensation	$291	$220	32%	$829	$625	33%
Percentage of revenues	19%	19%		19%	19%

Stock-based compensation increased by $71 million and $204 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2021, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2021 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2020, and we expect this to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% and 36% for the three and nine months ended September 30, 2021, respectively, and 34% of total revenues for each of the three and nine months ended September 30, 2020.

Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our revenues for each of the three and nine months ended September 30, 2021. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and nine months ended September 30, 2021 at the exchange rates in effect for the three and nine months ended September 30, 2020 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $11 million and $92 million lower, respectively. The impact from the foreign currency movements from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had an unfavorable impact on our cost of revenues and sales and marketing expenses for each of the three and nine months ended September 30, 2021. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and nine months ended September 30, 2021 at the exchange rates in effect for the three and nine months ended September 30, 2020 rather than the actual exchange rates in effect during the period, our reported cost of revenues would have been $3 million and $24 million lower and sales and marketing expenses would have been $4 million and $28 million lower for the three and nine months ended September 30, 2021, respectively. The impact from the foreign currency movements from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021 was not material to research and development and general and administrative expenses.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Interest expense	$(7)	$(8)	(13%)	$(21)	$(25)	(16%)
Percentage of revenues	—%	(1%)		0%	(1%)

Interest expense decreased for each of the three and nine months ended September 30, 2021 compared to the same periods in the prior year, due to decrease in amortization expense of debt discount and issuance costs as a result of the 2022 Notes Repurchase offset by increase in debt discount, issuance cost and interest related to the 2030 Notes. For the year ending December 31, 2021, we expect to incur approximately $7 million of additional interest expense related to the 2022 Notes and the 2030 Notes.

Other Income (Expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(dollars in millions)			(dollars in millions)
Interest income	$5	$8	(38%)	$15	$33	(55%)
Loss on extinguishment of 2022 Notes	—	(41)	NM	(3)	(42)	NM
Other	(4)	(2)	NM	4	(11)	(136%)
Other income (expense), net	$1	$(35)	(103%)	$16	$(20)	(180%)
Percentage of revenues	—%	(3%)		0%	(1)%

NM - Not meaningful

Other income, net increased by $36 million for each of the three and nine months ended September 30, 2021, compared to the same periods in the prior year, primarily driven by a decrease in loss on extinguishment of 2022 Notes due to the 2022 Notes Repurchase in the three and nine months ended September 30, 2020, partially offset by a decrease in interest income resulting from the decline in interest rates. Additionally, for the nine months ended September 30, 2021, other income, net increased compared to the same period in the prior year due to lower foreign currency exchange losses and unrealized gains on equity investments in privately-held companies.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

	(dollars in millions)			(dollars in millions)
Income before income taxes	$68	$26	162%	$217	$136	60%
Provision for income taxes	5	13	(62%)	13	34	(62%)
Effective tax rate	7%	50%		6%	25%

Our income tax provision was $5 million and $13 million for the three and nine months ended September 30, 2021, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction, a valuation allowance release resulting from an acquisition and excess tax benefits of stock-based compensation.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, investments, and cash generated from operations. As of September 30, 2021, we had $3.0 billion in cash and cash equivalents and short-term investments, of which $387 million represented cash held by foreign subsidiaries and $366 million is denominated in currencies other than the U.S. Dollar. In addition, we had $1.4 billion in long-term investments that provide additional capital resources. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. In connection with the issuance of the 2022 Notes, we entered into the 2022 Note Hedge transactions and 2022 Warrants transactions with certain financial institutions. The price of our common stock was greater than or equal to 130% of the conversion price of the 2022 Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended June 30, 2018 through September 30, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 and continue to be convertible through December 31, 2021, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. The impact of the 2022 Notes on our liquidity will depend on the settlement method we elect. We currently intend to settle the principal amount of any converted 2022 Notes in cash. During the nine months ended September 30, 2021, we paid cash to settle $73 million in principal of the 2022 Notes. Additionally, in August 2020, we repurchased $497 million in aggregate principal amount of the 2022 Notes (the “2022 Notes Repurchase”) which was accounted for as a debt extinguishment. We used proceeds from the partial unwind of the 2022 Note Hedge of $1.1 billion for the 2022 Notes Repurchase.

Based on conversion requests received through the filing date, we expect to settle in cash an aggregate of approximately $2 million in principal amount of the 2022 Notes during the fourth quarter of 2021. We may receive additional conversion requests that require settlement in the fourth quarter of 2021 and future periods.

During the nine months ended September 30, 2021 and year ended December 31, 2020, we issued 0.5 million and 2.3 million shares of our common stock upon partial unwind of the 2022 Warrants, respectively. We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. As the remaining portion of the 2022 Warrants will be net share settled, there will be no impact on our liquidity. The total number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over a 60 trading day period beginning on the first expiration date of the remaining portion of the 2022 Warrants, which will be September 1, 2022. Refer to Note 10 in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

	Nine Months Ended September 30,
	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$1,347	$1,101
Net cash used in investing activities	(1,248)	(1,330)
Net cash (used in) provided by financing activities	(351)	800
Net change in cash, cash equivalents and restricted cash	(273)	574

Operating Activities

Net cash provided by operating activities was $1,347 million for the nine months ended September 30, 2021 compared to $1,101 million for the nine months ended September 30, 2020. The net increase in operating cash flow was primarily due to increases in operating income, higher increase in cash collections from customers compared to increase in settlement of payables. In addition, we benefited from a reduction in repayments of convertible senior notes attributable to debt discount primarily from the 2022 Notes Repurchase in the nine months ended September 30, 2020.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $1,248 million compared to $1,330 million for the nine months ended September 30, 2020. The decrease in cash used in investing activities was primarily due to $740 million decrease in net purchases of investments partially offset by $670 million for business combinations, net of cash and restricted cash acquired.

Financing Activities

Net cash used in financing activities was $351 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $800 million for the nine months ended September 30, 2020. The change was primarily driven by the $1.5 billion proceeds from the issuance of 2030 Notes in the nine months ended September 30, 2020. offset by the 2022 Notes Repurchase of $1.6 billion which was funded in part by the proceeds received from the partial unwind of the 2022 Note hedge of $1.1 billion. In addition, the change was due to a $96 million increase in taxes paid related to net share settlement of equity awards partially offset by an increase in proceeds from employee equity plans by $23 million.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and below and all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 12, 2021 and subsequent Quarterly Reports on Form 10-Q identify the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be harmed by any of these risks. Our stock price could decline due to any of these risks, and you may lose all or part of your investment.

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

In response to the COVID-19 pandemic, we temporarily closed most of our offices (including our headquarters) around the world, encouraged our employees to work remotely, implemented travel restrictions for all non-essential business, and canceled or shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences. Beginning in the second quarter of 2021, a limited number of employees returned to our offices in certain locations, taking into consideration government restrictions, employee safety and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to re-open our offices safely may not be successful, could expose our employees to health risks and could involve additional costs or liability. We expect that the COVID-19 pandemic will have a long-term effect on the nature of our office environment, remote working and how we innovate. While we believe that this will be a positive development over the longer term, there may be operational and workplace culture challenges that may adversely affect our business, including talent retention, in the shorter term.

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

The effects of the COVID-19 pandemic also may heighten other risks, including significant volatility in the global markets, trading prices of our common stock, interest rate and foreign currency described in the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 12, 2021. Risks caused or heightened by the COVID-19 pandemic may continue for the duration of and possibly beyond the COVID-19 pandemic for an indefinite period.

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

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, including personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures in place designed to protect customer information and prevent data loss, these measures may be breached because of employee error, unaddressed vulnerabilities that may leave our systems susceptible to compromise, or third-party actions, including unintentional events or deliberate attacks by cyber criminals or foreign state actors, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. For example, third parties have attempted to fraudulently induce employees, contractors, or users to disclose information to gain access to our data or our customers’ data, and we have been the target of email scams that attempt to acquire personal information or company assets. Computer malware, ransomware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and they have occurred, or attempts have occurred, on our and our third-party service providers’ systems in the past and may occur again on these systems in the future. The frequency and sophistication of these malicious attacks has increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. This may also include underlying infiltration of pre-existing systems, including those of our third-party service providers or customers, perpetrated by more sophisticated attackers, including recent foreign cybersecurity attacks on U.S. technology companies. We devote significant financial and personnel resources to implement and maintain security measures while meeting customer expectations as to the performance of our systems; however, as cyber-security threats develop and grow more complex over time, we will continue to make significant further investments to protect data and infrastructure, but a residual risk may remain despite our preventative efforts. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, service level agreement claims, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of paying to access data, investigating, remediating, eliminating, complying with notice obligations and implementing additional measures designed to prevent actual or perceived security incidents. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of Contexeo SAS, d/b/a Mapwize (“Mapwize”), in September 2021, we issued 2,445 shares of our common stock to the founders of Mapwize. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of ServiceNow, Inc., as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of ServiceNow, Inc.	8-K	001-35580	3.2	6/9/2021

10.1*	Employment Letter Agreement dated June 18, 2021 by and between the Registrant and Jacqueline Canney.					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*       Indicates a management contract, compensatory plan or arrangement.

**    The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICENOW, INC.

Date: October 27, 2021	By:	/s/ William R. McDermott
William R. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2021	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial and Accounting Officer)