Form 10-Q
period 2022-03-31
ServiceNow, Inc.
filed 2022-04-28
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2022, there were approximately 200 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,252	$1,728
Short-term investments	1,762	1,576
Accounts receivable, net	824	1,390
Current portion of deferred commissions	322	303
Prepaid expenses and other current assets	282	223
Total current assets	5,442	5,220
Deferred commissions, less current portion	655	623
Long-term investments	1,484	1,630
Property and equipment, net	798	766
Operating lease right-of-use assets	583	591
Intangible assets, net	266	287
Goodwill	774	777
Deferred tax assets	686	692
Other assets	305	212
Total assets	$10,993	$10,798
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$166	$89
Accrued expenses and other current liabilities	661	850
Current portion of deferred revenue	3,850	3,836
Current portion of operating lease liabilities	87	82
Current debt, net	88	92
Total current liabilities	4,852	4,949
Deferred revenue, less current portion	57	63
Operating lease liabilities, less current portion	548	556
Long-term debt, net	1,484	1,484
Other long-term liabilities	55	51
Total liabilities	6,996	7,103
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	3,925	3,665
Accumulated other comprehensive income/(loss)	(16)	34
Retained earnings (accumulated deficit)	88	(4)
Total stockholders’ equity	3,997	3,695
Total liabilities and stockholders’ equity	$10,993	$10,798

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Subscription	$1,631	$1,293
Professional services and other	91	67
Total revenues	1,722	1,360
Cost of revenues(1):
Subscription	275	228
Professional services and other	94	71
Total cost of revenues	369	299
Gross profit	1,353	1,061
Operating expenses(1):
Sales and marketing	673	524
Research and development	414	314
General and administrative	179	126
Total operating expenses	1,266	964
Income from operations	87	97
Interest expense	(6)	(7)
Other income, net	4	9
Income before income taxes	85	99
Provision for income taxes	10	17
Net income	$75	$82
Net income per share - basic	$0.38	$0.42
Net income per share - diluted	$0.37	$0.41
Weighted-average shares used to compute net income per share - basic	200,088	196,624
Weighted-average shares used to compute net income per share - diluted	202,800	202,268
Other comprehensive loss:
Foreign currency translation adjustments	$(12)	$(31)
Unrealized losses on investments, net of tax	(38)	(7)
Other comprehensive loss	(50)	(38)
Comprehensive income	$25	$44

(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues:
Subscription	$36	$29
Professional services and other	$16	$13
Operating expenses:
Sales and marketing	$105	$93
Research and development	$115	$88
General and administrative	$53	$33
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	199,608	$—	$3,665	$(4)	$34	$3,695
Cumulative-effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	(19)	17	—	(2)
Common stock issued under employee stock plans	849	—	105	—	—	105
Taxes paid related to net share settlement of equity awards	—	—	(150)	—	—	(150)
Stock-based compensation	—	—	324	—	—	324
Settlement of 2022 Notes conversion feature	—	—	(21)	—	—	(21)
Benefit from exercise of 2022 Note Hedge	—	—	21	—	—	21
Other comprehensive loss, net of tax	—	—	—	—	(50)	(50)
Net income	—	—	—	75	—	75
Balance at March 31, 2022	200,457	$—	$3,925	$88	$(16)	$3,997

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	195,845	$—	$2,974	$(234)	$94	$2,834
Common stock issued under employee stock plans	1,066	—	94	—	—	94
Taxes paid related to net share settlement of equity awards	—	—	(191)	—	—	(191)
Stock-based compensation	—	—	256	—	—	256
Settlement of 2022 Warrants	536	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(102)	—	—	(102)
Benefit from exercise of 2022 Note Hedge	—	—	102	—	—	102
Other comprehensive loss, net of tax	—	—	—	—	(38)	(38)
Net income	—	—	—	82	—	82
Balance at March 31, 2021	197,447	$—	$3,133	$(152)	$56	$3,037

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$75	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	106
Amortization of deferred commissions	83	66
Stock-based compensation	325	256
Deferred income taxes	(2)	1
Repayments of convertible senior notes attributable to debt discount	—	(7)
Other	15	17
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	562	354
Deferred commissions	(137)	(114)
Prepaid expenses and other assets	(46)	(3)
Accounts payable	69	89
Deferred revenue	21	75
Accrued expenses and other liabilities	(203)	(195)
Net cash provided by operating activities	$863	$727
Cash flows from investing activities:
Purchases of property and equipment	(93)	(107)
Business combinations, net of cash acquired	—	(225)
Purchases of investments	(662)	(644)
Purchases of non-marketable investments	(101)	—
Sales and maturities of investments	577	532
Others	(1)	7
Net cash used in investing activities	$(280)	$(437)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(6)	(28)
Proceeds from employee stock plans	105	95
Taxes paid related to net share settlement of equity awards	(150)	(191)
Net cash used in financing activities	$(51)	$(124)
Foreign currency effect on cash, cash equivalents and restricted cash	(5)	(18)
Net change in cash, cash equivalents and restricted cash	527	148
Cash, cash equivalents and restricted cash at beginning of period	1,732	1,679
Cash, cash equivalents and restricted cash at end of period	$2,259	$1,827
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,252	$1,821
Restricted cash included in prepaid expenses and other current assets	7	6
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,259	$1,827
Supplemental disclosures of other cash flow information:
Interest paid	$11	$15
Income taxes paid, net of refunds	$9	$12
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$21	$102
Benefit from exercise of 2022 Note Hedge	$21	$102
Property and equipment included in accounts payable, accrued expenses and other liabilities	$73	$28

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Description of the Business

ServiceNow was founded on a simple premise: a better technology platform will help work flow better. We help global enterprises across industries, universities and governments to digitize their workflows. We categorize the workflows we provide into four primary areas: Technology (formerly known as Information Technology), Employee, Customer and Creator. The products under each of our workflows help customers connect work across systems and silos to enable great experiences for people. The Now Platform is uniquely positioned to enable our customers’ digital transformation from non-integrated enterprise technology solutions with manual and disconnected processes and activities, to integrated enterprise technology solutions with automation and connected processes and activities which increases our customers’ resiliency and security and delivers additional value to their employees and consumers.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2021 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 3, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

In January 2022, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from three years to four years. This change in accounting estimate was effective beginning fiscal year 2022. Based on the carrying amount of data center equipment included in property and equipment, net as of December 31, 2021, the effect of this change in estimate for the three months ended March 31, 2022, was a reduction in depreciation expense of $21 million and an increase in net income of $20 million, or $0.10 per share basic and diluted.

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 3, 2022, other than the change in useful life of our data center equipment, discussed above.

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of March 31, 2022, we had one customer, a channel partner, that represented 10% of our accounts receivable. As of December 31, 2021, there were no customers that represented more than 10% of our accounts receivable balance. Further, there were no customers that individually exceeded 10% of our total revenues in any of the periods presented. Our customers in Russia represented an immaterial portion of our total consolidated revenues and our accounts receivable balance in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Recently Adopted Accounting Pronouncement

Debt with Conversion Options
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify the accounting for convertible instruments and contracts on an entity’s own equity. The standard results in our 2022 Notes being accounted for as a single unit of debt and requires the if-converted method to calculate diluted earnings per share calculation. We adopted this standard effective January 1, 2022 using a modified retrospective method, under which the basis of all convertible instruments outstanding at adoption have been adjusted to the amounts that would have been recorded had the new guidance been applied from inception. The previously recorded equity component of the convertible instrument outstanding and amortization of the debt discount and issuance costs classified as equity are reclassified from equity to debt through an adjustment to the opening balance of accumulated deficit as of January 1, 2022 which will result in reduced interest expense in future periods. Adoption of the standard resulted in a decrease to accumulated deficit of $17 million, decrease to additional paid-in capital of $19 million and an increase to debt, current of $2 million.

Further, we utilized the if-converted method for purposes of diluted net income per share. The impact of the change in methodology to determine diluted net income per share of common stock attributable to common stockholders is immaterial.

Recently Issued Accounting Pronouncement Pending Adoption

Acquired Contract Assets and Contract Liabilities

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities” which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. This standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the timing of adoption and impact, if any, of this new standard on our consolidated financial statements.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$575	$—	$(2)	$573
Corporate notes and bonds	2,424	—	(35)	2,389
Certificates of deposit	122	—	—	122
U.S. government and agency securities	71	—	(1)	70
Mortgage-backed and asset-backed securities	99	—	(7)	92
Total available-for-sale securities	$3,291	$—	$(45)	$3,246

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$528	$—	$—	$528
Corporate notes and bonds	2,418	1	(7)	2,412
Certificates of deposit	28	—	—	28
U.S. government and agency securities	140	—	—	140
Mortgage-backed and asset-backed securities	100	—	(2)	98
Total available-for-sale securities	$3,214	$1	$(9)	$3,206

As of March 31, 2022, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

March 31, 2022
Due within 1 year	$1,762
Due in 1 year through 5 years	1,392
Instruments not due in single maturity	92
Total	$3,246

As of March 31, 2022, the fair value of available-for-sale securities in a continuous loss position totaled $3,024 million, the majority of which has been in a continuous unrealized loss position for less than 12 months.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of March 31, 2022.

Non-Marketable Equity Investments

As of March 31, 2022 and December 31, 2021, the total amount of non-marketable equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $195 million and $99 million, respectively. Our non-marketable equity investments are accounted for using the measurement alternative which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our equity securities as a result of observable price changes requires quantitative assessments of the fair value of our securities using various valuation methodologies and involves the use of estimates. We classify these fair value measurements as Level 3 within the fair value hierarchy.

On December 31, 2021, we agreed to purchase $100 million of common and preferred shares Celonis SE (“Celonis”), a privately held company that develops and sells process mining software, in exchange for cash. The transaction was completed in March 2022.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2022 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$957	$—	$957
Commercial paper	—	112	112
Corporate notes and bonds	—	7	7
Certificates of deposit	—	4	4
Deposits	236	—	236
Marketable securities:
Commercial paper	—	573	573
Corporate notes and bonds	—	2,389	2,389
Certificates of deposit	—	122	122
Mortgage-backed and asset-backed securities	—	92	92
U.S. government and agency securities	—	70	70
Total	$1,193	$3,369	$4,562

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2021 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$706	$—	$706
Commercial paper	—	110	110
Corporate notes and bonds	—	28	28
Certificates of deposit	—	8	8
Deposits	235	—	235
Marketable securities:
Commercial paper	—	528	528
Corporate notes and bonds	—	2,412	2,412
Certificates of deposit	—	28	28
Mortgage-backed and asset-backed securities	—	98	98
U.S. government and agency securities	—	140	140
Total	$941	$3,352	$4,293

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs which are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above.

(5) Business Combinations

On June 15, 2021, we acquired LightStep, Inc., a leading observability solution provider, for $512 million in a cash transaction. The purchase price was preliminarily allocated based on the estimated fair value of developed technology intangible asset of $85 million (five-year estimated useful life), customer-related and brand assets of $11 million, net tangible assets of $8 million, deferred tax liabilities of $6 million and goodwill of $413 million, which is not deductible for income tax purposes.

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

(6) Intangible Assets
Intangible assets consist of the following (in millions):

	March 31, 2022	December 31, 2021
Developed technology	$413	$415
Patents	69	69
Other	15	14
Intangible assets, gross	497	498
Less: accumulated amortization	(231)	(211)
Intangible assets, net	$266	$287

The weighted-average useful life for the acquired developed technology for the three months ended March 31, 2022 and 2021 was approximately five years. Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021 was $20 million and $17 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2022 (in millions):

Years Ending December 31,
Remainder of 2022	$60
2023	74
2024	66
2025	45
2026	15
Thereafter	6
Total future amortization expense	$266

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2022	December 31, 2021
Computer equipment	$1,312	$1,226
Computer software	75	77
Leasehold and other improvements	200	200
Furniture and fixtures	76	74
Construction in progress	10	14
Property and equipment, gross	1,673	1,591
Less: Accumulated depreciation	(875)	(825)
Property and equipment, net	$798	$766

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended March 31, 2022 and 2021 was $58 million and $71 million, respectively.

(8) Derivative Contracts

As of March 31, 2022 and December 31, 2021, we had foreign currency forward contracts with total notional values of $443 million and $833 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The fair value of these outstanding derivative contracts was as follows (in millions):

	Condensed Consolidated Balance Sheet Location	March 31, 2022	December 31, 2021
Derivative Assets:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$3	$2
Derivative Liabilities:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$4	$3

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended March 31, 2022 from amounts included in deferred revenue as of December 31, 2021 were $1.4 billion. Revenues recognized during the three months ended March 31, 2021 from amounts included in deferred revenue as of December 31, 2020 were $1.1 billion.

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

As of March 31, 2022, the total non-cancelable RPO under our contracts with customers was $11.5 billion and we expect to recognize revenues on approximately 50% of these RPO over the following 12 months. The majority of the remaining non-current performance obligation will be recognized over the next 13 to 36 months.

(10) Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	March 31, 2022		December 31, 2021
	2030 Notes	2022 Notes	2030 Notes	2022 Notes
Current, net of unamortized debt discount and issuance costs of $0.04 million and $2 million, respectively	$—	$88	$—	$92
Long-term, net of unamortized debt discount and issuance costs of $16 million and $16 million, respectively	1,484	—	1,484	—
Total debt	$1,484	$88	$1,484	$92
We consider the fair value of the 2030 Notes and 2022 Notes at March 31, 2022 to be a Level 2 measurement. The estimated fair value of the 2030 Notes and 2022 Notes at March 31, 2022 and December 31, 2021 is based on the closing trading price per $100 of the 2030 Notes and 2022 Notes as follows (in millions):

	March 31, 2022	December 31, 2021
2022 Notes	$371	$440
2030 Notes	$1,276	$1,400

2030 Notes

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred approximately $13 million for debt issuance costs. The effective interest rate for the 2030 Notes was 1.53% and included interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict the Company’s ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

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

As described in Note 2, we adopted the new accounting standard for debt with conversion options effective January 1, 2022 using a modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of the new standard, in accounting for the issuance of the 2022 Notes and the related transaction costs, we valued and bifurcated the conversion option from the host debt instrument, referred to as debt discount, and recorded the conversion option of $160 million in equity at issuance. The resulting debt discount and transactions costs allocated to the liability component are amortized to interest expense using the effective interest method over the term of the 2022 Notes.

Upon adoption of the new accounting standard on January 1, 2022, we recombined the liability and equity components of the 2022 Notes, including the related issuance costs, assuming the instrument was accounted for as a single liability from inception to the date of adoption. Issuance costs are presented as a deduction from the outstanding principal balance of the 2022 Notes and amortized to interest expense using the effective interest method over the term of the 2022 Notes. As of March 31, 2022, the effective interest rate for the 2022 Notes was 0.267%.

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

For conversion requests received prior to maturity, the difference between the fair value and the amortized book value is recorded as a gain or loss on early note conversion. Subsequent to adoption of the new accounting standard on January 1, 2022, no gain or loss is recorded on early note conversion.

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

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through December 31, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes were convertible at the holders’ option beginning on July 1, 2018 through January 31, 2022, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018. Any conversion requests received subsequent to January 31, 2022, will be settled on the maturity date, which is June 1, 2022.

During the three months ended March 31, 2022, we paid cash to settle $6 million in principal of the 2022 Notes. As a result of the settlements, we also recorded a net reduction to additional paid-in capital of $21 million offset by $21 million benefit from the 2022 Note Hedge (as defined below).

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

	Purchase	Initial Shares	Shares as of March 31, 2022

	(in millions)
2022 Note Hedge	$128	6	1

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of March 31, 2022
	(in millions)	(in millions)			(in millions)
2022 Warrants	$54	6	$203.40	September 1, 2022	1

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

In connection with the 2022 Notes Repurchase and early note conversions, we entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate 0.5 million shares of our common stock during the three months ended March 31, 2021.

According to the terms, the remaining portion of the 2022 Warrants will be net share settled and automatically exercised over a 60 trading day period beginning on the first expiration date as set forth above based on the daily volume-weighted average stock prices over the same 60 trading day period.

We expect to issue additional shares of our common stock in the second half of 2022 upon the automatic exercise of the remaining portion of the 2022 Warrants. The remaining portion of the 2022 Warrants could have a dilutive effect to the extent that the daily volume-weighted average stock prices over a 60 trading day period beginning on September 1, 2022 exceeds the strike price of the 2022 Warrants. Based on the volume-weighted average stock price on March 31, 2022, the total number of shares of our common stock to be issued upon the automatic exercise of the remaining portion of the 2022 Warrants would be approximately 0.6 million. The actual number of shares of our common stock issuable upon the automatic exercise of the remaining portion of the 2022 Warrants, if any, is unknown at this time.

(11) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in millions):

	March 31, 2022	December 31, 2021

Foreign currency translation adjustment	$33	$46
Net unrealized losses on investments, net of tax	(49)	(12)
Accumulated other comprehensive income (loss)	$(16)	$34

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of March 31, 2022. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2022, we had 200.5 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

March 31, 2022
Stock plans:
Options outstanding	1,285
RSUs(1)	7,350
Shares of common stock available for future grants:
2021 Equity Incentive Plan(2)	6,002
Amended and Restated 2012 Employee Stock Purchase Plan(2)	9,179
Total shares of common stock reserved for future issuance	23,816
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed under Note 13.
(2)Refer to Note 13 for a description of these plans.

During the three months ended March 31, 2022 and 2021, we issued a total of 0.8 million shares and 1.1 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, during the three months ended March 31, 2021, we issued 0.5 million shares of our common stock upon partial unwind of the 2022 Warrants.

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

Our Amended and Restated 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. Prior to June 7, 2021, the number of shares of common stock reserved for issuance automatically increased on January 1 of each year, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the year ending December 31, 2022, and for the remaining term of the 2012 ESPP, the share reserve will not be increased without shareholder approval.

Stock Options

Stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by our board of directors or, for those stock options issued subsequent to our initial public offering, the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under the 2005 Plan and the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. One-time long-term performance-based options granted to the Chief Executive Officer (“2021 CEO Performance Award") and to certain executives (collectively “2021 Performance Awards”) in the fourth quarter of 2021 under the 2021 Plan vest in eight equal tranches based on service conditions and achievement of both performance and market conditions. Options granted generally are exercisable for a period of up to ten years contingent on each holder’s continuous status as a service provider.

A summary of stock option activity for the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2021	1,305	$551.39
Granted	23	$591.66
Exercised	(41)	$24.76		$22
Canceled	(2)	$84.80
Outstanding at March 31, 2022	1,285	$569.70	8.9	$104
Vested and expected to vest as of March 31, 2022	1,036	$550.79	8.7	$99
Vested and exercisable as of March 31, 2022	150	$119.24	4.5	$66

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the three months ended March 31, 2022 was $3 million.

As of March 31, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $129 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2022 was approximately three years.

RSUs

A summary of RSU activity for the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at December 31, 2021	5,808	$416.00
Granted	2,612	$589.15
Vested	(859)	$339.22	$494
Forfeited	(211)	$438.39
Outstanding at March 31, 2022	7,350	$486.01

RSUs outstanding as of March 31, 2022 were comprised of 6.8 million RSUs with only service conditions and 0.5 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the three months ended March 31, 2022 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting date. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $29 million and $24 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.7 billion and the weighted-average remaining vesting period was approximately three years.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$75,350	$82,440
Denominator:
Weighted-average shares outstanding - basic	200,088	196,624
Weighted-average effect of potentially dilutive securities:
Common stock options	180	351
RSUs	1,892	3,671
2022 Notes	—	748
2022 Notes settlements	—	50
2022 Warrants	640	618
Partial settlement of 2022 Warrants	—	206
Weighted-average shares outstanding - diluted	202,800	202,268
Net income per share - basic	$0.38	$0.42
Net income per share - diluted	$0.37	$0.41

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Common stock options	1,022	36
RSUs	3,766	1,748
ESPP obligations	159	144
2022 Convertible senior notes	689	—
Total potentially dilutive securities	5,636	1,928

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $10 million for the three months ended March 31, 2022. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Our income tax provision was $17 million for the three months ended March 31, 2021. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2022, our tax years 2004 to 2021 remain subject to examination in most jurisdictions.

Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.

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

Total operating lease costs were $27 million and $22 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $19 million and $18 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $15 million and $21 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 3%.

Maturities of operating lease liabilities as of March 31, 2022 are presented in the table below (in millions):

Remainder of 2022	$78
2023	105
2024	88
2025	77
2026	58
Thereafter	327
Total operating lease payments	733
Less: imputed interest	(99)
Present value of operating lease liabilities	$634

In addition to the amounts above, as of March 31, 2022, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $208 million. These operating leases will commence in 2022 with lease terms of 4 years to 13 years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the three months ended March 31, 2022 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2022 Notes and 2030 Notes with an aggregate principal amount of $88 million and $1.5 billion is due on June 1, 2022 and September 1, 2030, respectively. Refer to Note 10 for further information regarding our Notes.

Further, $35 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2022.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
North America(1)	$1,116	$883
EMEA(2)	434	343
Asia Pacific and other	172	134
Total revenues	$1,722	$1,360

Property and equipment, net by geographic area were as follows (in millions):

	March 31, 2022	December 31, 2021
North America(3)	$491	$484
EMEA(2)	191	176
Asia Pacific and other	116	106
Total property and equipment, net	$798	$766

(1)Revenues attributed to the United States were 94% of North America revenues for the three months ended March 31, 2022 and 2021, respectively.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 82% and 84% of property and equipment, net attributable to North America as of March 31, 2022 and December 31, 2021, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Digital workflow products	$1,440	$1,131
ITOM products	191	162
Total subscription revenues	$1,631	$1,293

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine and IntegrationHub, and are generally priced on a per user basis. Our IT Operations Management (“ITOM”) products are generally priced on a per node (physical or virtual server) basis and increasingly on a subscription unit basis which allows us to measure customers’ management of physical IT resources.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on February 3, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 3, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our free cash flow measure included in the section entitled “—Key Business Metrics—Free Cash Flow,” is not in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.

Overview

ServiceNow was founded on a simple premise: a better technology platform will help work flow better. The company’s purpose is to make the world work better for everyone. We help global enterprises across industries, universities and governments to digitize their workflows. The Now Platform enables us to connect systems, silos, departments and processes with digital workflows that are simple and easy to use. We categorize the workflows we provide into four primary areas: Technology (formerly known as Information Technology), Employee, Customer and Creator. The Now Platform is uniquely positioned to enable our customers’ digital transformation from non-integrated enterprise technology solutions with manual and disconnected processes and activities, to integrated enterprise technology solutions with automation and connected processes and activities. The transformation to digital operations, enabled by the Now Platform, increases our customers’ resiliency and security and delivers great experiences and additional value to their employees and consumers.

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

We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three months ended March 31, 2022 and December 31, 2021.

See the section “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 3, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic and Russia-Ukraine conflict on our business, respectively.

Key Business Metrics

Remaining performance obligations. Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenues that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. RPO excludes contracts that are billed in arrears, such as certain time and materials contracts, as we apply the “right to invoice” practical expedient under relevant accounting guidance. Current remaining performance obligations (“cRPO”) represents RPO that will be recognized as revenue in the next 12 months.

As of March 31, 2022, our RPO was $11.5 billion, of which 50% represented cRPO. RPO and cRPO increased by 30% and 29%, respectively, compared to March 31, 2021. Factors that may cause our RPO to vary from period to period include the following:

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

•Contract duration. While we typically enter into multi-year subscription services, the duration of our contracts varies. Further, we continue to see an increase in the number of 12-month agreements entered into with the U.S. Federal government throughout the year, with the highest number of agreements entered into in the quarter ended September 30 of each year, driven primarily by timing of their annual budget expenditures. We sometimes also enter into contracts with durations that have a 12-month or shorter term to enable such contracts to co-terminate with existing contracts. The contract duration will cause variability in our RPO.

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,401 and 1,131 customers with ACV greater than $1 million as of March 31, 2022 and 2021, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$863	$727	19%
Purchases of property and equipment	(93)	(107)	(13%)
Free cash flow(1)	$770	$620	24%
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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% and 97% for the three months ended March 31, 2022 and 2021, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% and 80% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, as well as expansion with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures, and the terms of our commission plans, which incentivize our direct sales organization to meet their annual quotas by December 31. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality of entering into customer contracts is sometimes not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months, leading to a higher RPO in the fourth quarter and thereafter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 11% and 10% for the three months ended March 31, 2022 and 2021, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits and bonuses and stock-based compensation. Sales and marketing expenses also include the amortization of commissions paid to our sales employees, including related payroll taxes and fringe benefits. In addition, sales and marketing expenses include branding expenses, marketing program expenses, which include events such as Knowledge, and costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of March 31, 2022. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Revenues:
Subscription	$1,631	$1,293	26%
Professional services and other	91	67	36%
Total revenues	$1,722	$1,360	27%
Percentage of revenues:
Subscription	95%	95%
Professional services and other	5%	5%
Total	100%	100%

Subscription revenues increased by $338 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $77 million and $73 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2022 and 2021, respectively.

We expect subscription revenues for the year ending December 31, 2022 to increase in absolute dollars as we continue to add new customers and existing customers increase their usage of our products, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2021.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2022 are based on the 31-day average of foreign exchange rates for March 2022.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Digital workflow products	$1,440	$1,131	27%
ITOM products	191	162	18%
Total subscription revenues	$1,631	$1,293	26%

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine and IntegrationHub, and are generally priced on a per user basis. Our IT Operations Management (“ITOM”) products are generally priced on a per node (physical or virtual server) basis and increasingly on a subscription unit basis which allows us to measure customers’ management of physical IT resources.

Professional services and other revenues increased by $24 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2022 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2021. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Cost of revenues:
Subscription	$275	$228	21%
Professional services and other	94	71	32%
Total cost of revenues	$369	$299	23%
Gross profit percentage:
Subscription	83%	82%
Professional services and other	(3%)	(6%)
Total gross profit percentage	79%	78%
Gross profit	$1,353	$1,061

Cost of subscription revenues increased by $47 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $35 million for the three months ended March 31, 2022, compared to the same period in the prior year. Maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $15 million for the three months ended March 31, 2022, compared to the same period in the prior year. Depreciation expense related to data center hardware and software decreased by $12 million, primarily due to the change in estimated useful life of data center equipment from three years to four years, for the three months ended March 31, 2022, compared to the same period in the prior year.

We expect our cost of subscription revenues for the year ending December 31, 2022 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2021. Our subscription gross profit percentage was 83% for the three months ended March 31, 2022, compared to 82% for the three months ended March 31, 2021. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2022 compared to the year ended December 31, 2021. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased by $23 million for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to increased headcount to support growth resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses.

Our professional services and other gross loss percentage improved to 3% for the three months ended March 31, 2022, from a loss of 6% for the three months ended March 31, 2021, primarily driven by the increased utilization of our internal professional services organization. However, we expect our professional services and other gross loss percentage to worsen for the year ending December 31, 2022 as we expect additional costs to support business growth and increases in travel expenses compared to the year ended December 31, 2021.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Sales and marketing	$673	$524	28%
Percentage of revenues	39%	39%

Sales and marketing expenses increased by $149 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $93 million for the three months ended March 31, 2022, compared to the same period in the prior year. Amortization expenses associated with deferred commissions and third-party referral fees increased $18 million for the three months ended March 31, 2022, compared to the same period in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which includes branding, costs associated with purchasing advertising and market data, increased by $38 million during the three months ended March 31, 2022, compared to the same period in the prior year.

We expect sales and marketing expenses for the year ending December 31, 2022 to increase in absolute dollars, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2021, as we continue to see leverage from increased sales productivity and marketing efficiencies offset by growth in our international operations and increases in travel expenses in 2022.

Research and Development

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Research and development	$414	$314	32%
Percentage of revenues	24%	23%

Research and development expenses increased by $100 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $94 million for the three months ended March 31, 2022, compared to the same period in the prior year.

We expect research and development expenses for the year ending December 31, 2022 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2021 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
General and administrative	$179	$126	42%
Percentage of revenues	10%	9%

General and administrative expenses (“G&A”) increased by $53 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $49 million for the three months ended March 31, 2022, compared to the same period in the prior year.

We expect G&A expenses to increase in absolute dollars for the year ending December 31, 2022 but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2021, as we continue to see leverage from continued G&A productivity, offset by higher stock-based compensation related to one-time long-term performance-based options granted to the Chief Executive Officer (“2021 CEO Performance Award") and to certain executives (collectively “2021 Performance Awards”) in the three months ended December 31, 2021, increased investment in cyber security and our Environmental, Social and Governance efforts.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Cost of revenues:
Subscription	$36	$29	24%
Professional services and other	16	13	23%
Operating expenses:
Sales and marketing	105	93	13%
Research and development	115	88	31%
General and administrative	53	33	61%
Total stock-based compensation	$325	$256	27%
Percentage of revenues	19%	19%

Stock-based compensation increased by $69 million for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2022, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2022 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 35% of total revenues for each of the three months ended March 31, 2022 and 2021.

Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our revenues for the three months ended March 31, 2022. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2022 at the exchange rates in effect for the three months ended March 31, 2021 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $35 million higher. The impact from the foreign currency movements from the three months ended March 31, 2021 to the three months ended March 31, 2022 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our cost of revenues and sales and marketing expenses for the three months ended March 31, 2022. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2022 at the exchange rates in effect for the three months ended March 31, 2021 rather than the actual exchange rates in effect during the period, our reported cost of revenues and sales and marketing expenses would have been $6 million and $9 million higher, respectively. The impact from the foreign currency movements from the three months ended March 31, 2021 to the three months ended March 31, 2022 was not material to research and development and general and administrative expenses.

Interest Expense

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Interest expense	$(6)	$(7)	(14%)
Percentage of revenues	—%	(1%)

Interest expense decreased for the three months ended March 31, 2022 compared to the same period in the prior year, due to a decrease in amortization expense of the debt discount and issuance costs as a result of lower outstanding principal balance of the 2022 Notes and due to the adoption of the new accounting standard for debt with conversion options. For the year ending December 31, 2022, we expect to incur approximately $17 million related to the 2030 Notes.

Other Income, net

	Three Months Ended March 31,		% Change
	2022	2021
	(dollars in millions)
Interest income	$6	$6	—%
Other	(2)	3	(167%)
Other income, net	$4	$9	(56%)
Percentage of revenues	—%	1%

Other income, net decreased by $5 million for the three months ended March 31, 2022, compared to the same period in the prior year, primarily driven by unrealized losses on non-marketable equity investments offset by foreign currency exchange gain.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2022	2021

	(dollars in millions)
Income before income taxes	$85	$99	(14%)
Provision for income taxes	$10	$17	(41%)
Effective tax rate	12%	17%

Our income tax provision was $10 million for the three months ended March 31, 2022. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

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

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce; licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows over the last ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2022. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $5.5 billion as of March 31, 2022.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancelable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. In addition, we made the payment for the investment in Celonis SE of $100 million in the first quarter of 2022. Operating lease obligations totaling $733 million are principally associated with leased facilities and have varying maturities with $419 million due over the next five years.

To grow our business, we also invest in capital and other resources to expand our data centers and enable our workforce, and we acquire technology and businesses to supplement our technology portfolio. Our capital expenditures are typically under cancelable arrangements primarily used to support the installed base and growth of our hosted business. We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. The remaining principal amount of the 2022 Notes, totaling $88 million, will be settled in cash during the second quarter of 2022.

Our free cash flows, together with our other sources of liquidity, are available to service our liabilities as well as our cancelable and non-cancelable arrangements. We anticipate cash flows generated from operations, cash, cash equivalents and investments will be sufficient to meet our liquidity needs for at least the next 12 months. As we look beyond the next 12 months, we seek to continue to grow free cash flows necessary to fund our operations and grow our business. If we require additional capital resources, we may seek to finance our operations from the current funds available or additional equity or debt financing.

	Three Months Ended March 31,
	2022	2021

	(dollars in millions)
Net cash provided by operating activities	$863	$727
Net cash used in investing activities	$(280)	$(437)
Net cash used in financing activities	$(51)	$(124)
Net change in cash, cash equivalents and restricted cash	$527	$148

Operating Activities

Net cash provided by operating activities was $863 million for the three months ended March 31, 2022 compared to $727 million for the three months ended March 31, 2021. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $280 million compared to $437 million for the three months ended March 31, 2021. The decrease in cash used in investing activities was primarily due to the $225 million decrease in business combinations and $27 million decrease in net purchases of investments partially offset by $101 million increase in non-marketable investments mainly in Celonis SE.

Financing Activities

Net cash used in financing activities was $51 million for the three months ended March 31, 2022 compared to $124 million for the three months ended March 31, 2021. The decrease in cash used in financing activities is primarily due to $41 million decrease in taxes paid related to net share settlement of equity awards, $22 million decrease in repayments of convertible senior notes attributable to principal and a $10 million increase in proceeds from employee stock plans.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 3, 2022.

New Accounting Pronouncements Pending Adoption

The impact of recently issued accounting standards is set forth in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 3, 2022.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of March 31, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 3, 2022 and below and all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 3, 2022 identifies risks and uncertainties, though they are not the only ones we face, that could materially and adversely affect our business, financial condition or results of operations. Our business could be harmed by any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial. Our stock price could decline due to any of these risks.

Risks Related to Our Ability to Grow Our Business

If we fail to comply with applicable anti-corruption and anti-bribery laws, export control laws, trade sanction laws, or other global trade laws, we could be subject to penalties and civil and/or criminal sanctions and our business could be materially adversely affected.

As we continue to expand our business internationally, we will inevitably do more business with large enterprises and the public sector in countries that are perceived to have heightened levels of public sector corruption. Increased business in countries perceived to have heightened levels of corruption subjects us and our officers and directors to increased scrutiny and increased liability from our business operations. We have implemented and continue to update our compliance program but there is a risk that our employees, partners and agents, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. In addition, we are subject to global trade laws that apply to our worldwide operations, including restrictions on conducting business in certain restricted countries or with certain entities or individuals. For example, the U.S. and other countries have imposed economic and trade sanctions and export control restrictions against Russia and Belarus following the Russian invasion of Ukraine. Similarly, Russia has imposed counter sanctions that could jeopardize business in that region. While we had very little business in Russia, the restrictions and conflict have required us to reevaluate certain business opportunities and enforce compliance measures against certain existing customers and users. The full extent of the impact of Russia's invasion remains uncertain, but it may affect the purchasing decisions and digital transformation initiatives of some customers and potential customers. If the Russia-Ukraine conflict continues, the U.S., the European Union, the United Kingdom, and other jurisdictions could impose wider economic and trade sanctions as well as export restrictions, which could impact our business opportunities. Any violation of the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the UK Bribery Act, other applicable anti-corruption and anti-bribery laws, or applicable export control or trade sanctions laws by our employees or third-party intermediaries could result in regulatory investigations and whistleblower complaints, which could subject us to significant risks such as adverse media coverage and/or severe criminal or civil sanctions, which could materially adversely affect our reputation, business, operating results, and prospects.

Risks Related to the Operation of Our Business

If we or our third-party service providers experience an actual or perceived cyber-security event, our platform may be perceived as not being secure and we may lose customers and incur significant liabilities, any of which would harm our business and operating results.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, which may include personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures and a data governance framework in place designed to protect customer information and prevent data loss, these measures may contain legacy code vulnerabilities, have limited implementation or be breached because of employee error or intentional action or third-party actions, including unintentional events or deliberate attacks by cyber criminals or foreign state actors, and result in someone obtaining unauthorized access to our instances and ultimately our customers’ data or our data, intellectual property and other confidential business information. For example, third parties have attempted to fraudulently induce employees, contractors, or users to disclose information or to gain access to our data or our customers’ data, and we have been the target of email scams that attempt to acquire personal information or company assets. Further, we have experienced increased cyberattacks and security challenges as the growing number of employees, vendors and other third parties that remotely access our systems increases our attack surface. We have also seen an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces.

Computer malware, ransomware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and they, or attempts, have occurred on our and our third-party service providers’ systems in the past and may occur again on these systems in the future. The frequency and sophistication of these malicious attacks have increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have been provided substantial resources and may target U.S. enterprises or our customers and their use of our products. In addition, we have established extensive development and testing environments for our engineers developing new products and features. Security protocols in those environments have necessarily been less rigorous than in environments housing customer data, but a vulnerability or security defect developed in that environment could become incorporated in code imported to our environments housing customer data. Similarly, in the unique circumstances where customer data may be utilized in developer environments for testing or learning, that data may be at greater risk. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally may not be detected until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. This has included and may continue to include underlying infiltration of pre-existing systems, including those of our third-party service providers or customers, perpetrated by more sophisticated or state-supported attackers, including foreign cybersecurity attacks on U.S. technology companies identified in late 2020 and retaliatory cybersecurity attacks stemming from the Russian invasion of Ukraine. It may also include exploitation of vulnerabilities in third party or open source software code that may be incorporated into our own or our customers’ systems, such as the vulnerability in the Java logging library known as “log4j” identified in late 2021 that affected many in our industry. The occurrence of these and other more sophisticated or state-supported attack campaigns may increase as geopolitical tensions and intermittent warfare continue or escalate outside of the U.S. For example, due to the Russia-Ukraine conflict, we and our customers, third-party vendors and service providers are subject to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from state-supported actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to make available or sell our products and services. We devote significant financial and personnel resources to implement and maintain security measures while meeting customer expectations as to the performance of our systems; however, as cyber-security threats develop and grow more complex and sophisticated over time, such as in connection with geopolitical warfare, we will continue to make significant further investments to protect data and infrastructure, but a residual risk may remain despite our preventative efforts. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, service level agreement claims, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of paying to access data, investigating, remediating, complying with notice obligations and implementing additional measures designed to prevent actual or perceived security incidents. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or the insurer will not deny coverage as to any future claim.

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

Digital supply chain attacks have increased in frequency and severity. We cannot guarantee that third parties and our supply chain infrastructure have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by us or our third-party vendors or service providers. Furthermore, supply chain disruptions due to the Russian invasion of Ukraine (and resulting legal developments) and any indirect effects may further complicate any existing supply chain constraints.

Risks Related to General Economic Conditions

Global economic conditions may harm our industry, business and results of operations.

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the global outbreak of COVID-19 in 2020 and the Russian invasion of Ukraine in 2022. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the buying power of our customers, our access to and cost of resources from our suppliers, and ability to operate or grow our business. In addition, from time to time, the U.S. and other key international economies have been impacted by geopolitical and economic instability, high levels of credit defaults, international trade disputes, changes in demand for various goods and services, high levels of persistent unemployment, wage and income stagnation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies, international trade agreements, export controls, economic and trade sanctions, and overall economic uncertainty. These conditions can arise suddenly and affect the rate of digital transformation spending and could adversely affect our customers’ or prospective customers’ ability or willingness to purchase our services, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results. Further, while our ability to do business has not been materially affected, the Russian invasion of Ukraine and the global restrictive measures that have been taken, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021

10.1*	Confirmatory Employment Letter Agreement dated January 2, 2018, as amended, by and between the Registrant and Christopher Bedi					X

10.2*	Employment Letter Agreement dated November 6, 2017, as amended, by and between Registrant and Lara Caimi					X

10.3*	Employment Letter Agreement dated April 26, 2022, by and between Registrant and Paul Smith					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

SERVICENOW, INC.

Date: April 27, 2022	By:	/s/ William R. McDermott
William R. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2022	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2022	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)