Form 10-Q
period 2022-06-30
ServiceNow, Inc.
filed 2022-07-28
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, there were approximately 202 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,664	$1,728
Short-term investments	2,170	1,576
Accounts receivable, net	853	1,390
Current portion of deferred commissions	323	303
Prepaid expenses and other current assets	322	223
Total current assets	5,332	5,220
Deferred commissions, less current portion	640	623
Long-term investments	1,608	1,630
Property and equipment, net	876	766
Operating lease right-of-use assets	604	591
Intangible assets, net	257	287
Goodwill	803	777
Deferred tax assets	642	692
Other assets	340	212
Total assets	$11,102	$10,798
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$265	$89
Accrued expenses and other current liabilities	705	850
Current portion of deferred revenue	3,686	3,836
Current portion of operating lease liabilities	87	82
Current debt, net	—	92
Total current liabilities	4,743	4,949
Deferred revenue, less current portion	58	63
Operating lease liabilities, less current portion	572	556
Long-term debt, net	1,485	1,484
Other long-term liabilities	50	51
Total liabilities	6,908	7,103
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	4,186	3,665
Accumulated other comprehensive income (loss)	(100)	34
Retained earnings (accumulated deficit)	108	(4)
Total stockholders’ equity	4,194	3,695
Total liabilities and stockholders’ equity	$11,102	$10,798

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Subscription	$1,658	$1,330	$3,289	$2,623
Professional services and other	94	79	185	146
Total revenues	1,752	1,409	3,474	2,769
Cost of revenues(1):
Subscription	287	248	562	476
Professional services and other	102	81	196	152
Total cost of revenues	389	329	758	628
Gross profit	1,363	1,080	2,716	2,141
Operating expenses(1):
Sales and marketing	722	557	1,395	1,081
Research and development	444	333	858	647
General and administrative	175	139	354	265
Total operating expenses	1,341	1,029	2,607	1,993
Income from operations	22	51	109	148
Interest expense	(6)	(7)	(12)	(14)
Other income, net	13	6	17	15
Income before income taxes	29	50	114	149
Provision for (benefit from) income taxes	9	(9)	19	8
Net income	$20	$59	$95	$141
Net income per share - basic	$0.10	$0.30	$0.47	$0.71
Net income per share - diluted	$0.10	$0.29	$0.47	$0.70
Weighted-average shares used to compute net income per share - basic	200,955	197,815	200,517	197,216
Weighted-average shares used to compute net income per share - diluted	203,018	202,274	203,228	202,348
Other comprehensive income (loss):
Foreign currency translation adjustments	$(62)	$14	$(74)	$(17)
Unrealized gain (loss) on investments, net of tax	(22)	—	(60)	(7)
Other comprehensive income (loss)	(84)	14	(134)	(24)
Comprehensive income (loss)	$(64)	$73	$(39)	$117

(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues:
Subscription	$39	$33	$75	$62
Professional services and other	$18	$15	34	28
Operating expenses:
Sales and marketing	$113	$99	218	192
Research and development	$126	$98	241	186
General and administrative	$56	$37	109	70
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended June 30, 2022						Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	200,457	$—	$3,925	$88	$(16)	$3,997	197,447	$—	$3,133	$(152)	$56	$3,037
Common stock issued under employee stock plans	554	—	1	—	—	1	688	—	1	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(91)	—	—	(91)	—	—	(124)	—	—	(124)
Stock-based compensation	—	—	351	—	—	351	—	—	282	—	—	282
Shares granted related to business combination	—	—	—	—	—	—	—	—	6	—	—	6
Settlement of 2022 Warrants	603	—	—	—	—	—	—	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(212)	—	—	(212)	—	—	(89)	—	—	(89)
Benefit from exercise of 2022 Note Hedge	—	—	212	—	—	212	—	—	89	—	—	89
Other comprehensive income (loss), net of tax	—	—	—	—	(84)	(84)	—	—	—	—	14	14
Net income	—	—	—	20	—	20	—	—	—	59	—	59
Balance at end of the period	201,614	$—	$4,186	$108	$(100)	$4,194	198,135	$—	$3,298	$(93)	$70	$3,275

	Six Months Ended June 30, 2022						Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	199,608	$—	$3,665	$(4)	$34	$3,695	195,845	$—	$2,974	$(234)	$94	$2,834
Cumulative-effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	(19)	17	—	(2)	—	—	—	—	—	—
Common stock issued under employee stock plans	1,403	—	106	—	—	106	1,754	—	95	—	—	95
Taxes paid related to net share settlement of equity awards	—	—	(241)	—	—	(241)	—	—	(315)	—	—	(315)
Stock-based compensation	—	—	675	—	—	675	—	—	538	—	—	538
Shares granted related to business combination	—	—	—	—	—	—	—	—	6	—	—	6
Settlement of 2022 Warrants	603	—	—	—	—	—	536	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(233)	—	—	(233)	—	—	(191)	—	—	(191)
Benefit from exercise of 2022 Note Hedge	—	—	233	—	—	233	—	—	191	—	—	191
Other comprehensive income (loss), net of tax	—	—	—	—	(134)	(134)	—	—	—	—	(24)	(24)
Net income	—	—	—	95	—	95	—	—	—	141	—	141
Balance at end of the period	201,614	$—	$4,186	$108	$(100)	$4,194	198,135	$—	$3,298	$(93)	$70	$3,275
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$95	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	221
Amortization of deferred commissions	169	136
Stock-based compensation	677	537
Deferred income taxes	(3)	(16)
Repayments of convertible senior notes attributable to debt discount	—	(13)
Other	19	22
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	511	224
Deferred commissions	(237)	(217)
Prepaid expenses and other assets	(72)	(57)
Accounts payable	140	75
Deferred revenue	(44)	85
Accrued expenses and other liabilities	(165)	(111)
Net cash provided by operating activities	$1,296	$1,027
Cash flows from investing activities:
Purchases of property and equipment	(244)	(198)
Business combinations, net of cash acquired	(57)	(738)
Purchases of investments	(1,774)	(1,132)
Purchases of non-marketable investments	(136)	(7)
Sales and maturities of investments	1,131	1,023
Others	—	1
Net cash used in investing activities	$(1,080)	$(1,051)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(94)	(53)
Proceeds from employee stock plans	106	95
Taxes paid related to net share settlement of equity awards	(241)	(315)
Net cash used in financing activities	$(229)	$(273)
Foreign currency effect on cash, cash equivalents and restricted cash	(49)	(11)
Net change in cash, cash equivalents and restricted cash	(62)	(308)
Cash, cash equivalents and restricted cash at beginning of period	1,732	1,679
Cash, cash equivalents and restricted cash at end of period	$1,670	$1,371
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,664	$1,362
Restricted cash included in prepaid expenses and other current assets	6	9
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,670	$1,371
Supplemental disclosures of other cash flow information:
Interest paid	$11	$15
Income taxes paid, net of refunds	$21	$20
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$233	$191
Benefit from exercise of 2022 Note Hedge	$233	$191
Property and equipment included in accounts payable, accrued expenses and other liabilities	$59	$49

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2021 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 3, 2022.

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

In January 2022, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from three years to four years. This change in accounting estimate was effective beginning fiscal year 2022. Based on the carrying amount of data center equipment included in property and equipment, net as of December 31, 2021, the effect of this change in estimate for the three and six months ended June 30, 2022, was a reduction in depreciation expense of $19 million and $40 million, respectively, and an increase in net income of $16 million and $36 million, or $0.07 and $0.17 per share basic and $0.08 and $0.18 per share diluted, respectively.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of June 30, 2022, we had one customer, a channel partner, that represented more than 10% of our accounts receivable balance. As of December 31, 2021, there were no customers that represented more than 10% of our accounts receivable balance. Further, there were no customers that individually exceeded 10% of our total revenues in any of the periods presented. Our customers in Russia represented an immaterial portion of our total consolidated revenues and our accounts receivable balance in each of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Recently Adopted Accounting Pronouncements

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

Acquired Contract Assets and Contract Liabilities

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The new standard is effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. We elected to early adopt this standard in the second quarter beginning April 1, 2022. The adoption had no impact to our condensed consolidated financial statements during the three and six months ended June 30, 2022.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$576	$—	$(2)	$574
Corporate notes and bonds	2,969	—	(51)	2,918
Certificates of deposit	132	—	—	132
U.S. government and agency securities	68	—	(1)	67
Mortgage-backed and asset-backed securities	100	—	(13)	87
Total available-for-sale securities	$3,845	$—	$(67)	$3,778

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$528	$—	$—	$528
Corporate notes and bonds	2,418	1	(7)	2,412
Certificates of deposit	28	—	—	28
U.S. government and agency securities	140	—	—	140
Mortgage-backed and asset-backed securities	100	—	(2)	98
Total available-for-sale securities	$3,214	$1	$(9)	$3,206

As of June 30, 2022, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

June 30, 2022
Due within 1 year	$2,170
Due in 1 year through 5 years	1,521
Instruments not due in single maturity	87
Total	$3,778

As of June 30, 2022 and December 31, 2021, the fair value of available-for-sale securities in a continuous loss position totaled $3,640 million and $2,416 million, the majority of which has been in a continuous unrealized loss position for less than 12 months.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of June 30, 2022.

Non-Marketable Equity Investments

As of June 30, 2022 and December 31, 2021, the total amount of non-marketable equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $231 million and $99 million, respectively. Our non-marketable equity investments are accounted for using the measurement alternative which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our equity securities as a result of observable price changes requires quantitative assessments of the fair value of our securities using various valuation methodologies and involves the use of estimates. We classify these fair value measurements as Level 3 within the fair value hierarchy.

On December 31, 2021, we agreed to purchase $100 million of common and preferred shares of Celonis SE (“Celonis”), a privately held company that develops and sells process mining software, in exchange for cash. The transaction was completed in March 2022.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of June 30, 2022 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$727	$—	$727
Commercial paper	—	228	228
Corporate notes and bonds	—	15	15
Certificates of deposit	—	—	—
Deposits	236	—	236
Marketable securities:
Commercial paper	—	574	574
Corporate notes and bonds	—	2,918	2,918
Certificates of deposit	—	132	132
Mortgage-backed and asset-backed securities	—	87	87
U.S. government and agency securities	—	67	67
Total	$963	$4,021	$4,984

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

(5) Business Combinations

On June 15, 2022, we acquired Hitch Works, Inc., a skills mapping and intelligence company, to help our customers address talent gaps by connecting employee learning and development to workforce planning, for $57 million in a cash transaction. The purchase price was preliminarily allocated based on the estimated fair value of developed technology intangible asset of $14 million (five-year estimated useful life), deferred tax liabilities of $2 million and goodwill of $45 million, which is not deductible for income tax purposes.

Goodwill is primarily attributed to the value expected from synergies resulting from the Hitch Works, Inc. acquisition. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The provisional measurements of fair value for income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the acquisition date.

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

(6) Goodwill and Intangible Assets
Goodwill balance consists of the following (in millions):

Carrying Amount
Balance as of December 31, 2021	$777
Goodwill acquired	45
Foreign currency translation adjustments	(19)
Balance as of June 30, 2022	$803

Intangible assets consist of the following (in millions):

	June 30, 2022	December 31, 2021
Developed technology	$420	$415
Patents	69	69
Other	15	14
Intangible assets, gross	504	498
Less: accumulated amortization	(247)	(211)
Intangible assets, net	$257	$287

The weighted-average useful life of the acquired developed technology for the six months ended June 30, 2022 and 2021 was approximately five years. Amortization expense for intangible assets for the three months ended June 30, 2022 and 2021 was $20 million and $16 million, respectively, and for the six months ended June 30, 2022 and 2021 was $40 million and $33 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2022 (in millions):

Years Ending December 31,
Remainder of 2022	$40
2023	75
2024	68
2025	48
2026	18
Thereafter	8
Total future amortization expense	$257

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2022	December 31, 2021
Computer equipment	$1,402	$1,226
Computer software	75	77
Leasehold and other improvements	214	200
Furniture and fixtures	78	74
Construction in progress	8	14
Property and equipment, gross	1,777	1,591
Less: Accumulated depreciation	(901)	(825)
Property and equipment, net	$876	$766

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended June 30, 2022 and 2021 was $61 million and $78 million, respectively, and for the six months ended June 30, 2022 and 2021 was $119 million and $149 million, respectively.

(8) Derivative Contracts

As of June 30, 2022 and December 31, 2021, we had foreign currency forward contracts with total notional values of $511 million and $833 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Outstanding foreign currency forward contracts are recorded at gross fair value as prepaid expenses and other current assets as well as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The gross fair value of these foreign currency forward contracts was immaterial as of June 30, 2022 and December 31, 2021.

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended June 30, 2022 and 2021 from amounts included in deferred revenue as of March 31, 2022 and 2021 were $1.5 billion and $1.2 billion, respectively.

Revenues recognized during the six months ended June 30, 2022 and 2021 from amounts included in deferred revenue as of December 31, 2021 and 2020 were $2.5 billion and $2.0 billion, respectively.

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

As of June 30, 2022, the total non-cancelable RPO under our contracts with customers was $11.5 billion and we expect to recognize revenues on approximately 50% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	June 30, 2022		December 31, 2021
	2030 Notes	2022 Notes	2030 Notes	2022 Notes
Current, net of unamortized debt discount and issuance costs of $0 million and $2 million, respectively	$—	$—	$—	$92
Long-term, net of unamortized debt discount and issuance costs of $15 million and $16 million, respectively	1,485	—	1,484	—
Total debt	$1,485	$—	$1,484	$92
We consider the fair value of the 2030 Notes and 2022 Notes at June 30, 2022 and December 31, 2021 to be a Level 2 measurement. The estimated fair value of the 2030 Notes and 2022 Notes at June 30, 2022 and December 31, 2021 is based on the closing trading price per $100 of the 2030 Notes and 2022 Notes as follows (in millions):

	June 30, 2022	December 31, 2021
2022 Notes	$—	$440
2030 Notes	$1,174	$1,400

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

2022 Notes

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the “2022 Notes”), which were due June 1, 2022 unless earlier converted or repurchased in accordance with their terms. The 2022 Notes did not bear interest, and we could not redeem the 2022 Notes prior to maturity. The 2022 Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.

As described in Note 2, we adopted the new accounting standard for debt with conversion options effective January 1, 2022 using a modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of the new standard, in accounting for the issuance of the 2022 Notes and the related transaction costs, we valued and bifurcated the conversion option from the host debt instrument, referred to as debt discount, and recorded the conversion option of $160 million in equity at issuance. The resulting debt discount and transactions costs allocated to the liability component were amortized to interest expense using the effective interest method over the term of the 2022 Notes. Upon adoption of the new accounting standard on January 1, 2022, we recombined the liability and equity components of the 2022 Notes, including the related issuance costs, assuming the instrument was accounted for as a single liability from inception to the date of adoption. Issuance costs were presented as a deduction from the outstanding principal balance of the 2022 Notes and amortized to interest expense using the effective interest method over the term of the 2022 Notes.

	Convertible Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares (in millions)
2022 Notes	February 1, 2022	$134.75	7.42 shares	6

Conversion of the 2022 Notes on or after the Convertible Date. On or after February 1, 2022 (the “Convertible Date”), a holder was able to convert all or any portion of its 2022 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding maturity, and such conversions were settled on the maturity date.

Prior to the Convertible Date, holders of the 2022 Notes could convert their 2022 Notes at their option if during any calendar quarter if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (in each case, the “Conversion Condition”).

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

During the six months ended June 30, 2022, we paid cash to settle $94 million in principal of the 2022 Notes, which was comprised of early conversions of $6 million and the remaining principal of $88 million for the final settlement on June 1, 2022, the maturity date of our 2022 Notes. As a result of the settlements, we also recorded a net reduction to additional paid-in capital of $212 million offset by $212 million benefit from the 2022 Note Hedge (as defined below).

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

	Purchase	Initial Shares	Shares as of June 30, 2022

	(in millions)
2022 Note Hedge	$128	6	—

The 2022 Note Hedge covered shares of our common stock at a strike price per share that corresponded to the initial conversion price of the 2022 Notes, subject to adjustment, and were exercisable upon conversion of the 2022 Notes. The 2022 Note Hedge expired upon the maturity of the 2022 Notes and as of June 30, 2022, the 2022 Note Hedge is no longer outstanding. The 2022 Note Hedge was intended to reduce the potential economic dilution upon conversion of the 2022 Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the 2022 Notes. The 2022 Note Hedge was a separate transaction and was not part of the terms of the 2022 Notes. Holders of the 2022 Notes did not have any rights with respect to the 2022 Note Hedge. The 2022 Note Hedge did not impact earnings per share, as it was entered into to offset any dilution from the 2022 Notes.

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of June 30, 2022
	(in millions)	(in millions)			(in millions)
2022 Warrants	$54	6	$203.40	September 1, 2022	—

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above (the “2022 Warrants”). If the average market value per share of our common stock for the reporting period, as measured under the 2022 Warrants, exceeded the strike price of the respective 2022 Warrants, such 2022 Warrants would have a dilutive effect on our earnings per share to the extent we report net income. The 2022 Warrants were separate transactions and were not remeasured through earnings each reporting period. The 2022 Warrants were not part of the 2022 Notes or 2022 Note Hedge.

In connection with the 2022 Notes Repurchase and early note conversions, we entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate of 0.5 million shares of our common stock during the six months ended June 30, 2021.

In May 2022, we entered into unwind agreements to settle the remaining portion of the 2022 Warrants by delivering an aggregate of 0.6 million shares of our common stock during the six months ended June 30, 2022. Accordingly, as of June 30, 2022, the 2022 Warrants are no longer outstanding.

(11) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in millions):

	June 30, 2022	December 31, 2021

Foreign currency translation adjustment	$(28)	$46
Net unrealized gain (loss) on investments, net of tax	(72)	(12)
Accumulated other comprehensive income (loss)	$(100)	$34

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of June 30, 2022. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2022, we had 201.6 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

June 30, 2022
Stock plans:
Options outstanding	1,260
RSUs(1)	6,794
Shares of common stock available for future grants:
2021 Equity Incentive Plan(2)	5,690
Amended and Restated 2012 Employee Stock Purchase Plan(2)	9,179
Total shares of common stock reserved for future issuance	22,923
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed under Note 13.
(2)Refer to Note 13 for a description of these plans.

During the six months ended June 30, 2022 and 2021, we issued a total of 1.4 million shares and 1.8 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, during the six months ended June 30, 2022 and 2021, we issued 0.6 million and 0.5 million shares of our common stock upon the settlement of the remaining portion and partial unwind of the 2022 Warrants, respectively.

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

A summary of stock option activity for the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2021	1,305	$551.39
Granted	23	$591.66
Exercised	(41)	$24.76		$22
Canceled	(2)	$84.80
Outstanding at March 31, 2022	1,285	$569.70
Granted	—	$—
Exercised	(24)	$24.92		$11
Canceled	(1)	$84.53
Outstanding at June 30, 2022	1,260	$580.61	8.8	$71
Vested and expected to vest as of June 30, 2022	1,033	$564.45	8.7	$68
Vested and exercisable as of June 30, 2022	138	$143.25	5.3	$46

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the six months ended June 30, 2022 was $6 million.

As of June 30, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $115 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2022 was approximately three years.

RSUs

A summary of RSU activity for the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at December 31, 2021	5,808	$416.00
Granted	2,612	$589.15
Vested	(859)	$339.22	$494
Forfeited	(211)	$438.39
Outstanding at March 31, 2022	7,350	$486.01
Granted	390	$460.49
Vested	(736)	$389.11	$324
Forfeited	(210)	$472.89
Outstanding at June 30, 2022	6,794	$495.48

RSUs outstanding as of June 30, 2022 were comprised of 6.3 million RSUs with only service conditions and 0.5 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the six months ended June 30, 2022 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting date. The number of PRSUs granted shown in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $65 million and $54 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.6 billion and the weighted-average remaining vesting period was approximately three years.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$19,772	$58,396	$95,122	$140,835
Denominator:
Weighted-average shares outstanding - basic	200,955	197,815	200,517	197,216
Weighted-average effect of potentially dilutive securities:
Common stock options	137	297	159	323
RSUs	1,251	2,913	1,678	3,375
2022 Notes	—	567	—	571
2022 Notes settlements	443	80	565	151
2022 Warrants	—	602	—	610
Settlement of 2022 Warrants	232	—	309	102
Weighted-average shares outstanding - diluted	203,018	202,274	203,228	202,348
Net income per share - basic	$0.10	$0.30	$0.47	$0.71
Net income per share - diluted	$0.10	$0.29	$0.47	$0.70

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock options	1,022	89	1,022	89
RSUs	3,875	1,619	3,457	1,658
ESPP obligations	159	137	159	137
Total potentially dilutive securities	5,056	1,845	4,638	1,884

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $9 million and $19 million for the three and six months ended June 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Our income tax (benefit) provision was $(9) million and $8 million for the three and six months ended June 30, 2021, respectively. The income tax (benefit) provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction and a valuation allowance release resulting from an acquisition.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2022, our tax years 2004 to 2021 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $28 million and $56 million excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and six months ended June 30, 2022, respectively.

Total operating lease costs were $23 million and $46 million excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and six months ended June 30, 2021, respectively.

For the six months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $38 million and $37 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $68 million and $51 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 3%.

Maturities of operating lease liabilities as of June 30, 2022 are presented in the table below (in millions):

Remainder of 2022	$53
2023	104
2024	92
2025	84
2026	64
Thereafter	372
Total operating lease payments	769
Less: imputed interest	(110)
Present value of operating lease liabilities	$659

In addition to the amounts above, as of June 30, 2022, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $214 million. These operating leases will commence between 2022 and 2023 with lease terms of 12 years to 13 years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the six months ended June 30, 2022 that were outside the ordinary course of business.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our Notes.

Further, $27 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2022.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America(1)	$1,139	$888	$2,255	$1,771
EMEA(2)	433	378	867	721
Asia Pacific and other	180	143	352	277
Total revenues	$1,752	$1,409	$3,474	$2,769

Property and equipment, net by geographic area were as follows (in millions):

	June 30, 2022	December 31, 2021
North America(3)	$538	$484
EMEA(2)	199	176
Asia Pacific and other	139	106
Total property and equipment, net	$876	$766

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and six months ended June 30, 2022 and 2021, respectively.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 82% and 84% of property and equipment, net attributable to North America as of June 30, 2022 and December 31, 2021, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Digital workflow products	$1,463	$1,164	$2,903	$2,295
ITOM products	195	166	386	328
Total subscription revenues	$1,658	$1,330	$3,289	$2,623

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine and IntegrationHub, and are generally priced on a per user basis. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

(18) Subsequent Events

Subsequent to June 30, 2022, we entered into a non-cancelable, $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers.

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

We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenues both as of and for the three months ended June 30, 2022 and December 31, 2021.

See the section “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 3, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic and Russia-Ukraine conflict on our business.

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

As of June 30, 2022, our RPO was $11.5 billion, of which 50% represented cRPO. RPO and cRPO increased by 21% each, compared to June 30, 2021. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,463 and 1,196 customers with ACV greater than $1 million as of June 30, 2022 and 2021, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Six Months Ended June 30,		% Change
	2022	2021

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,296	$1,027	26%
Purchases of property and equipment	(244)	(198)	23%
Free cash flow(1)	$1,052	$829	27%
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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewal. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 99% and 98% for the three and six months ended June 30, 2022, respectively, and 97% for each of the three and six months ended June 30, 2021. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% of our total revenues for each of the three and six months ended June 30, 2022 and 80% of our total revenues for each of the three and six months ended June 30, 2021. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 13% and 12% for the three and six months ended June 30, 2022, respectively, and 14% and 12% for the three and six months ended June 30, 2021, respectively.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of June 30, 2022. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$1,658	$1,330	25%	$3,289	$2,623	25%
Professional services and other	94	79	19%	185	146	27%
Total revenues	$1,752	$1,409	24%	$3,474	$2,769	25%
Percentage of revenues:
Subscription	95%	94%		95%	95%
Professional services and other	5%	6%		5%	5%
Total	100%	100%		100%	100%

Subscription revenues increased by $328 million and $666 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $49 million and $41 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended June 30, 2022 and 2021, respectively, and $126 million and $114 million during the six months ended June 30, 2022 and 2021, respectively.

We expect subscription revenues for the year ending December 31, 2022 to increase in absolute dollars as we continue to add new customers and existing customers increase their usage of our products, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2022 are based on the 30-day average of foreign exchange rates for June 2022.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Digital workflow products	$1,463	$1,164	26%	$2,903	$2,295	26%
ITOM products	195	166	17%	386	328	18%
Total subscription revenues	$1,658	$1,330	25%	$3,289	$2,623	25%

Our digital workflow products include the Now Platform, IT Service Management, IT Business Management, IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine and IntegrationHub, and are generally priced on a per user basis. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

Professional services and other revenues increased by $15 million and $39 million during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2022 to increase in absolute dollars but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$287	$248	16%	$562	$476	18%
Professional services and other	102	81	26%	196	152	29%
Total cost of revenues	$389	$329	18%	$758	$628	21%
Gross profit percentage:
Subscription	83%	81%		83%	82%
Professional services and other	(9%)	(3%)		(6%)	(4%)
Total gross profit percentage	78%	77%		78%	77%
Gross profit	$1,363	$1,080		$2,716	$2,141

Cost of subscription revenues increased by $39 million and $86 million for the three and six months ended June 30, 2022, respectively compared to the three and six months ended June 30, 2021, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $33 million and $68 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $15 million and $30 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Amortization of intangible assets increased by $4 million and $10 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Depreciation expense related to data center hardware and software decreased by $15 million and $27 million, primarily due to the change in estimated useful life of data center equipment from three years to four years, for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year.

We expect our cost of subscription revenues for the year ending December 31, 2022 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021. Our subscription gross profit percentage was 83% for each of the three and six months ended June 30, 2022, compared to 81% and 82% for the three and six months ended June 30, 2021, respectively. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2022 compared to the year ended December 31, 2021. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased by $21 million and $44 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily due to increased headcount to support growth resulting in an increase in personnel-related costs including stock-based compensation, travel and overhead expenses.

Our professional services and other gross loss percentage increased to 9% and 6% for the three and six months ended June 30, 2022, respectively, from a loss of 3% and 4% for the three and six months ended June 30, 2021, respectively, primarily driven by planned increase in headcount costs to support the business growth and increase in travel expense for customer implementations. We expect our professional services and other gross loss percentage to worsen for the year ending December 31, 2022 as we expect additional costs to support business growth and increases in travel expenses compared to the year ended December 31, 2021.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Sales and marketing	$722	$557	30%	$1,395	$1,081	29%
Percentage of revenues	41%	40%		40%	39%

Sales and marketing expenses increased by $165 million and $314 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $110 million and $202 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Amortization expenses associated with deferred commissions increased by $17 million and $35 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which includes branding, costs associated with purchasing advertising, marketing events and market data, increased by $32 million and $68 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, primarily due to increased program costs and travel for our annual Knowledge user conference.

We expect sales and marketing expenses for the year ending December 31, 2022 to increase in absolute dollars, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021, as we continue to see leverage from increased sales productivity and marketing efficiencies offset by growth in our international operations and increases in travel expenses in 2022.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Research and development	$444	$333	33%	$858	$647	33%
Percentage of revenues	25%	24%		25%	23%

Research and development expenses increased by $111 million and $211 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $103 million and $197 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year.

We expect research and development expenses for the year ending December 31, 2022 to increase in absolute dollars but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
General and administrative	$175	$139	26%	$354	$265	34%
Percentage of revenues	10%	10%		10%	10%

General and administrative expenses (“G&A”) increased by $36 million and $89 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation of $37 million and $82 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year.

We expect G&A expenses to increase in absolute dollars for the year ending December 31, 2022 but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021, as we continue to see leverage from continued G&A productivity, offset by higher stock-based compensation related to one-time long-term performance-based options granted to the Chief Executive Officer (“2021 CEO Performance Award") and to certain executives (collectively “2021 Performance Awards”).

Stock-based Compensation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$39	$33	18%	$75	$62	21%
Professional services and other	18	15	20%	34	28	21%
Operating expenses:
Sales and marketing	113	99	14%	218	192	14%
Research and development	126	98	29%	241	186	30%
General and administrative	56	37	51%	109	70	56%
Total stock-based compensation	$352	$282	25%	$677	$538	26%
Percentage of revenues	20%	20%		19%	19%

Stock-based compensation increased by $70 million and $139 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2022, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2022 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021. We expect stock-based compensation as a percentage of revenues to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 35% of total revenues for each of the three and six months ended June 30, 2022, and 37% and 36% of total revenues for the three and six months ended June 30, 2021, respectively.

Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our revenues for the three and six months ended June 30, 2022. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and six months ended June 30, 2022 at the exchange rates in effect for the three and six months ended June 30, 2021 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $66 million and $101 million higher, respectively. We expect to see an incremental strengthening of the US dollar resulting in further foreign currency impact to subscription revenue for the second half of fiscal 2022. The impact from the foreign currency movements from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our cost of revenues and sales and marketing expenses for each of the three and six months ended June 30, 2022. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and six months ended June 30, 2022 at the exchange rates in effect for the three and six months ended June 30, 2021 rather than the actual exchange rates in effect during the period, our reported cost of revenues would have been $12 million and $18 million higher, respectively and sales and marketing expenses would have been $21 million and $30 million higher for the three and six months ended June 30, 2022, respectively. The impact from the foreign currency movements from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 was not material to research and development and general and administrative expenses.

Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Interest expense	$(6)	$(7)	(14%)	$(12)	$(14)	(14%)
Percentage of revenues	—%	—%		—%	(1%)

Interest expense decreased for the three and six months ended June 30, 2022 compared to the same periods in the prior year, due to a decrease in amortization expense of the debt discount and issuance costs as a result of settlement of the outstanding principal balance of the 2022 Notes and due to the adoption of the new accounting standard for debt with conversion options. We expect to incur approximately $11 million of interest expense related to the 2030 Notes in the second half of fiscal 2022.

Other Income, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(dollars in millions)			(dollars in millions)
Interest income	$12	$5	140%	$17	$11	55%
Other	1	1	—%	—	4	(100%)
Other income, net	$13	$6	117%	$17	$15	13%
Percentage of revenues	1%	—%		—%	1%

Other income, net, increased by $7 million and $2 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, primarily driven by an increase in investment income from our managed portfolio.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Income before income taxes	$29	$50	(42%)	$114	$149	(23%)
Provision for (benefit from) income taxes	$9	$(9)	(200%)	19	8	138%
Effective tax rate	31%	(18%)		17%	5%

Our income tax provision was $9 million and $19 million for the three and six months ended June 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Our income tax (benefit) provision was $(9) million and $8 million for the three and six months ended June 30, 2021, respectively. The income tax (benefit) provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, the valuation allowance in the United States, a tax rate change in a foreign jurisdiction and a valuation allowance release resulting from an acquisition.

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

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce; licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows over the last ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2022. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $5.4 billion as of June 30, 2022.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancelable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. In addition, we made the payment for the investment in Celonis SE of $100 million during the six months ended June 30, 2022. Operating lease obligations totaling $769 million are principally associated with leased facilities and have varying maturities with $425 million due over the next five years.

To grow our business, we also invest in capital and other resources to expand our data centers and enable our workforce, and we acquire technology and businesses to supplement our technology portfolio. Our capital expenditures are typically under cancelable arrangements primarily used to support the installed base and growth of our hosted business. We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. During the six months ended June 30, 2022, we paid cash to settle $94 million in principal of the 2022 Notes, which was comprised of early conversions of $6 million and remaining principal of $88 million for final settlement on June 1, 2022, the maturity date of our 2022 Notes.

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

	Six Months Ended June 30,
	2022	2021

	(dollars in millions)
Net cash provided by operating activities	$1,296	$1,027
Net cash used in investing activities	$(1,080)	$(1,051)
Net cash used in financing activities	$(229)	$(273)
Net change in cash, cash equivalents and restricted cash	$(62)	$(308)

Operating Activities

Net cash provided by operating activities was $1,296 million for the six months ended June 30, 2022 compared to $1,027 million for the six months ended June 30, 2021. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $1,080 million compared to $1,051 million for the six months ended June 30, 2021. The increase in cash used in investing activities was primarily due to a $534 million increase in net purchases of investments, a $129 million increase in non-marketable investments mainly in Celonis SE, and a $46 million increase in purchases of property and equipment, offset by a $681 million decrease in business combinations.

Financing Activities

Net cash used in financing activities was $229 million for the six months ended June 30, 2022 compared to $273 million for the six months ended June 30, 2021. The decrease in cash used in financing activities is primarily due to a $74 million decrease in taxes paid related to net share settlement of equity awards, a $11 million increase in proceeds from employee stock plans, offset by a $41 million increase in repayments of convertible senior notes attributable to principal.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 3, 2022, other than the change in useful life of our data center equipment, discussed in Note 2.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of June 30, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 3, 2022 and below and all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 3, 2022 and subsequent Quarterly Reports on Form 10-Q identify the risks and uncertainties, though they are not the only ones we face, that could materially and adversely affect our business, financial condition or results of operations. Our business could be harmed by any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial. Our stock price could decline due to any of these risks.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2022, we entered into unwind agreements to settle the remaining portion of the 2022 Warrants. In connection with the settlement of the remaining portion of the 2022 Warrants, we delivered, in an exchange pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, an aggregate of 602,752 shares of our common stock to the holders of the 2022 Warrants, which were Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, London Branch, and Morgan Stanley & Co. International plc. We did not receive any proceeds from the unwind agreements in connection with the 2022 Warrants, nor were they subject to underwriting discounts or commissions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021

10.1*	Related form of global equity agreements under the 2021 Equity Incentive Plan					X

10.2*	Form of Global Subscription Agreement under the Amended and Restated 2012 Employee Stock Purchase Plan					X

10.3*	Letter of Understanding - International Assignment dated June 22, 2022 between the Registrant and Nicholas Tzitzon					X

10.4	Form of 2022 Warrant Termination Agreement					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

SERVICENOW, INC.

Date: July 27, 2022	By:	/s/ William R. McDermott
William R. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2022	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2022	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)