Form 10-Q
period 2022-09-30
ServiceNow, Inc.
filed 2022-10-27
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2022, there were approximately 202 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,248	$1,728
Short-term investments	2,708	1,576
Accounts receivable, net	898	1,390
Current portion of deferred commissions	330	303
Prepaid expenses and other current assets	292	223
Total current assets	5,476	5,220
Deferred commissions, less current portion	650	623
Long-term investments	1,517	1,630
Property and equipment, net	914	766
Operating lease right-of-use assets	581	591
Intangible assets, net	234	287
Goodwill	794	777
Deferred tax assets	604	692
Other assets	336	212
Total assets	$11,106	$10,798
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$195	$89
Accrued expenses and other current liabilities	657	850
Current portion of deferred revenue	3,491	3,836
Current portion of operating lease liabilities	89	82
Current debt, net	—	92
Total current liabilities	4,432	4,949
Deferred revenue, less current portion	63	63
Operating lease liabilities, less current portion	551	556
Long-term debt, net	1,485	1,484
Other long-term liabilities	52	51
Total liabilities	6,583	7,103
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	4,507	3,665
Accumulated other comprehensive income (loss)	(172)	34
Retained earnings (accumulated deficit)	188	(4)
Total stockholders’ equity	4,523	3,695
Total liabilities and stockholders’ equity	$11,106	$10,798

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscription	$1,742	$1,427	$5,031	$4,050
Professional services and other	89	85	274	232
Total revenues	1,831	1,512	5,305	4,282
Cost of revenues(1):
Subscription	301	264	863	740
Professional services and other	99	86	295	239
Total cost of revenues	400	350	1,158	979
Gross profit	1,431	1,162	4,147	3,303
Operating expenses(1):
Sales and marketing	697	579	2,092	1,660
Research and development	456	358	1,314	1,005
General and administrative	187	151	541	416
Total operating expenses	1,340	1,088	3,947	3,081
Income from operations	91	74	200	222
Interest expense	(8)	(7)	(20)	(21)
Other income, net	19	1	36	16
Income before income taxes	102	68	216	217
Provision for income taxes	22	5	41	13
Net income	$80	$63	$175	$204
Net income per share - basic	$0.39	$0.32	$0.87	$1.03
Net income per share - diluted	$0.39	$0.31	$0.86	$1.00
Weighted-average shares used to compute net income per share - basic	202,045	198,600	201,026	197,680
Weighted-average shares used to compute net income per share - diluted	203,121	203,124	203,350	202,729
Other comprehensive income (loss):
Foreign currency translation adjustments	$(51)	$(20)	$(125)	$(37)
Unrealized gain (loss) on investments, net of tax	(21)	(2)	(81)	(9)
Other comprehensive income (loss)	(72)	(22)	(206)	(46)
Comprehensive income (loss)	$8	$41	$(31)	$158
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues:
Subscription	$41	$33	$116	$95
Professional services and other	$17	$15	51	43
Operating expenses:
Sales and marketing	$119	$101	337	293
Research and development	$127	$102	368	288
General and administrative	$57	$40	166	110
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended September 30, 2022						Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	201,614	$—	$4,186	$108	$(100)	$4,194	198,135	$—	$3,298	$(93)	$70	$3,275
Common stock issued under employee stock plans	751	—	71	—	—	71	860	—	71	—	—	71
Taxes paid related to net share settlement of equity awards	—	—	(111)	—	—	(111)	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	361	—	—	361	—	—	290	—	—	290
Settlement of 2022 Notes conversion feature	—	—	—	—	—	—	—	—	(25)	—	—	(25)
Benefit from exercise of 2022 Note Hedge	—	—	—	—	—	—	—	—	24	—	—	24
Other comprehensive income (loss), net of tax	—	—	—	—	(72)	(72)	—	—	—	—	(22)	(22)
Net income	—	—	—	80	—	80	—	—	—	63	—	63
Balance at end of the period	202,365	$—	$4,507	$188	$(172)	$4,523	198,995	$—	$3,516	$(30)	$48	$3,534

	Nine Months Ended September 30, 2022						Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	199,608	$—	$3,665	$(4)	$34	$3,695	195,845	$—	$2,974	$(234)	$94	$2,834
Cumulative-effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	(19)	17	—	(2)	—	—	—	—	—	—
Common stock issued under employee stock plans	2,154	—	177	—	—	177	2,614	—	166	—	—	166
Taxes paid related to net share settlement of equity awards	—	—	(352)	—	—	(352)	—	—	(457)	—	—	(457)
Stock-based compensation	—	—	1,036	—	—	1,036	—	—	828	—	—	828
Shares granted related to business combination	—	—	—	—	—	—	—	—	6	—	—	6
Settlement of 2022 Warrants	603	—	—	—	—	—	536	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(233)	—	—	(233)	—	—	(216)	—	—	(216)
Benefit from exercise of 2022 Note Hedge	—	—	233	—	—	233	—	—	215	—	—	215
Other comprehensive income (loss), net of tax	—	—	—	—	(206)	(206)	—	—	—	—	(46)	(46)
Net income	—	—	—	175	—	175	—	—	—	204	—	204
Balance at end of the period	202,365	$—	$4,507	$188	$(172)	$4,523	198,995	$—	$3,516	$(30)	$48	$3,534

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$175	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315	346
Amortization of deferred commissions	261	211
Stock-based compensation	1,038	828
Deferred income taxes	(3)	(21)
Repayments of convertible senior notes attributable to debt discount	—	(15)
Other	9	37
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	445	219
Deferred commissions	(369)	(344)
Prepaid expenses and other assets	(73)	(78)
Accounts payable	116	39
Deferred revenue	(156)	47
Accrued expenses and other liabilities	(197)	(126)
Net cash provided by operating activities	$1,561	$1,347
Cash flows from investing activities:
Purchases of property and equipment	(406)	(292)
Business combinations, net of cash acquired	(57)	(778)
Purchases of investments	(2,811)	(1,741)
Purchases of non-marketable investments	(138)	(28)
Sales and maturities of investments	1,700	1,579
Other	3	12
Net cash used in investing activities	$(1,709)	$(1,248)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	(94)	(59)
Proceeds from employee stock plans	177	165
Taxes paid related to net share settlement of equity awards	(352)	(457)
Net cash used in financing activities	$(269)	$(351)
Foreign currency effect on cash, cash equivalents and restricted cash	(61)	(21)
Net change in cash, cash equivalents and restricted cash	(478)	(273)
Cash, cash equivalents and restricted cash at beginning of period	1,732	1,679
Cash, cash equivalents and restricted cash at end of period	$1,254	$1,406
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,248	$1,400
Restricted cash included in prepaid expenses and other current assets	6	6
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,254	$1,406
Supplemental disclosures of other cash flow information:
Interest paid	$23	$36
Income taxes paid, net of refunds	$33	$46
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$233	$216
Benefit from exercise of 2022 Note Hedge	$233	$215
Property and equipment included in accounts payable, accrued expenses and other liabilities	$34	$54

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Description of the Business

ServiceNow was founded on a simple premise: a better technology platform will help work flow better. We help global enterprises across industries, universities and governments to digitize their workflows. We categorize the workflows we provide into four primary areas: Technology (formerly known as Information Technology), Employee, Customer and Creator. The products under each of our workflows help customers connect work across systems and silos to enable great experiences for people. The Now Platform is uniquely positioned to enable our customers’ digital transformation from non-integrated enterprise technology solutions with manual and disconnected processes and activities, to integrated enterprise technology solutions with automation and connected processes and activities, which increases our customers’ resiliency and security and delivers additional value to their employees and consumers.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2021 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 3, 2022.

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

In January 2022, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from three years to four years. This change in accounting estimate was effective beginning fiscal year 2022. Based on the carrying amount of data center equipment included in property and equipment, net as of December 31, 2021, the effect of this change in estimate for the three and nine months ended September 30, 2022, was a reduction in depreciation expense of $20 million and $60 million, respectively, and an increase in net income of $18 million and $54 million, or $0.10 and $0.27 per share basic and $0.09 and $0.27 per share diluted, respectively.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of September 30, 2022, we had one customer, a US federal channel partner and systems integrator, that represented 22% of our accounts receivable balance and no customers that individually exceeded 10% of our total revenues in any of the periods presented. As of December 31, 2021, there were no customers that represented more than 10% of our accounts receivable balance. Our customers in Russia represented an immaterial portion of our total consolidated revenues and our accounts receivable balance in each of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Recently Adopted Accounting Pronouncements

Debt with Conversion Options
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify the accounting for convertible instruments and contracts on an entity’s own equity. The standard results in our 2022 Notes being accounted for as a single unit of debt and requires the if-converted method to calculate diluted earnings per share calculation. We adopted this standard effective January 1, 2022 using a modified retrospective method, under which the basis of all convertible instruments outstanding at adoption have been adjusted to the amounts that would have been recorded had the new guidance been applied from inception. The previously recorded equity component of the convertible instrument outstanding and amortization of the debt discount and issuance costs classified as equity are reclassified from equity to debt through an adjustment to the opening balance of accumulated deficit as of January 1, 2022, which will result in reduced interest expense in future periods. Adoption of the standard resulted in a decrease to accumulated deficit of $17 million, a decrease to additional paid-in capital of $19 million and an increase to debt, current of $2 million.

Further, we utilized the if-converted method for purposes of diluted net income per share. The impact of the change in methodology to determine diluted net income per share of common stock attributable to common stockholders is immaterial.

Acquired Contract Assets and Contract Liabilities

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The new standard is effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. We adopted this standard in the second quarter beginning April 1, 2022. The adoption had no impact to our condensed consolidated financial statements during the nine months ended September 30, 2022.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$595	$—	$(3)	$592
Corporate notes and bonds	3,361	—	(66)	3,295
Certificates of deposit	169	—	—	169
U.S. government and agency securities	88	—	(1)	87
Mortgage-backed and asset-backed securities	100	—	(18)	82
Total available-for-sale securities	$4,313	$—	$(88)	$4,225

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$528	$—	$—	$528
Corporate notes and bonds	2,418	1	(7)	2,412
Certificates of deposit	28	—	—	28
U.S. government and agency securities	140	—	—	140
Mortgage-backed and asset-backed securities	100	—	(2)	98
Total available-for-sale securities	$3,214	$1	$(9)	$3,206

As of September 30, 2022, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

September 30, 2022
Due within 1 year	$2,708
Due in 1 year through 5 years	1,435
Instruments not due in single maturity	82
Total	$4,225

As of September 30, 2022 and December 31, 2021, the fair value of available-for-sale securities in a continuous loss position totaled $4,012 million and $2,416 million, the majority of which has been in a continuous unrealized loss position for less than 12 months.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not material as of September 30, 2022.

Non-Marketable Equity Investments

As of September 30, 2022 and December 31, 2021, the total amount of non-marketable equity investments in privately-held companies included in other assets on our condensed consolidated balance sheets was $230 million and $99 million, respectively. Our non-marketable equity investments are accounted for using the measurement alternative which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our equity securities as a result of observable price changes requires quantitative assessments of the fair value of our securities using various valuation methodologies and involves the use of estimates. We classify these fair value measurements as Level 3 within the fair value hierarchy.

On December 31, 2021, we agreed to purchase $100 million of common and preferred shares of Celonis SE (“Celonis”), a privately-held company that develops and sells process mining software, in exchange for cash. The transaction was completed in March 2022.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2022 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$437	$—	$437
Commercial paper	—	239	239
Corporate notes and bonds	—	21	21
Deposits	187	—	187
U.S. government and agency securities	—	6	6
Marketable securities:
Commercial paper	—	592	592
Corporate notes and bonds	—	3,295	3,295
Certificates of deposit	—	169	169
Mortgage-backed and asset-backed securities	—	82	82
U.S. government and agency securities	—	87	87
Total	$624	$4,491	$5,115

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above.

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

(6) Goodwill and Intangible Assets
Goodwill balance consists of the following (in millions):

Carrying Amount
Balance as of December 31, 2021	$777
Goodwill acquired	45
Foreign currency translation adjustments	(28)
Balance as of September 30, 2022	$794

Intangible assets consist of the following (in millions):

	September 30, 2022	December 31, 2021
Developed technology	$414	$415
Patents	69	69
Other	15	14
Intangible assets, gross	498	498
Less: accumulated amortization	(264)	(211)
Intangible assets, net	$234	$287

The weighted-average useful life of the acquired developed technology for the nine months ended September 30, 2022 and 2021 was approximately five years. Amortization expense for intangible assets for each of the three months ended September 30, 2022 and 2021 was $20 million , and for the nine months ended September 30, 2022 and 2021 was $60 million and $53 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2022 (in millions):

Years Ending December 31,
Remainder of 2022	$20
2023	74
2024	68
2025	47
2026	17
Thereafter	8
Total future amortization expense	$234

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2022	December 31, 2021
Computer equipment	$1,456	$1,226
Computer software	77	77
Leasehold and other improvements	218	200
Furniture and fixtures	79	74
Construction in progress	20	14
Property and equipment, gross	1,850	1,591
Less: Accumulated depreciation	(936)	(825)
Property and equipment, net	$914	$766

Construction in progress consists primarily of leasehold and other improvements and in-process software development costs. Depreciation expense for the three months ended September 30, 2022 and 2021 was $66 million and $83 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $185 million and $232 million, respectively.

(8) Derivative Contracts

As of September 30, 2022 and December 31, 2021, we had foreign currency forward contracts with total notional values of $487 million and $833 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Outstanding foreign currency forward contracts are recorded at gross fair value as prepaid expenses and other current assets as well as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The gross fair value of these foreign currency forward contracts was immaterial as of September 30, 2022 and December 31, 2021.

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended September 30, 2022 and 2021 from amounts included in deferred revenue as of June 30, 2022 and 2021 were $1.6 billion and $1.3 billion, respectively.

Revenues recognized during the nine months ended September 30, 2022 and 2021 from amounts included in deferred revenue as of December 31, 2021 and 2020 were $3.3 billion and $2.6 billion, respectively.

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

As of September 30, 2022, the total non-cancelable RPO under our contracts with customers was $11.4 billion and we expect to recognize revenues on approximately 52% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	September 30, 2022		December 31, 2021
	2030 Notes	2022 Notes	2030 Notes	2022 Notes
Current, net of unamortized debt discount and issuance costs of $0 million and $2 million, respectively	$—	$—	$—	$92
Long-term, net of unamortized debt discount and issuance costs of $15 million and $16 million, respectively	1,485	—	1,484	—
Total debt	$1,485	$—	$1,484	$92
We consider the fair value of the 2030 Notes at September 30, 2022, and the 2022 Notes and 2030 Notes at December 31, 2021 to be a Level 2 measurement. The estimated fair value of the 2030 Notes at September 30, 2022, and the 2022 Notes and 2030 Notes at December 31, 2021 is based on the closing trading price per $100 of the 2030 Notes and 2022 Notes as follows (in millions):

	September 30, 2022	December 31, 2021
2022 Notes	$—	$440
2030 Notes	$1,115	$1,400

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

During the nine months ended September 30, 2022, we paid cash to settle $94 million in principal of the 2022 Notes, which was comprised of early conversions of $6 million and the remaining principal of $88 million for the final settlement on June 1, 2022, the maturity date of our 2022 Notes. As a result of the settlements, we also recorded a net reduction to additional paid-in capital of $212 million offset by $212 million benefit from the 2022 Note Hedge (as defined below).

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

	Purchase	Initial Shares	Shares as of September 30, 2022

	(in millions)
2022 Note Hedge	$128	6	—

The 2022 Note Hedge covered shares of our common stock at a strike price per share that corresponded to the initial conversion price of the 2022 Notes, subject to adjustment, and were exercisable upon conversion of the 2022 Notes. The 2022 Note Hedge expired upon the maturity of the 2022 Notes and since June 30, 2022, the 2022 Note Hedge is no longer outstanding. The 2022 Note Hedge was intended to reduce the potential economic dilution upon conversion of the 2022 Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the 2022 Notes. The 2022 Note Hedge was a separate transaction and was not part of the terms of the 2022 Notes. Holders of the 2022 Notes did not have any rights with respect to the 2022 Note Hedge. The 2022 Note Hedge did not impact earnings per share, as it was entered into to offset any dilution from the 2022 Notes.

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of September 30, 2022
	(in millions)	(in millions)			(in millions)
2022 Warrants	$54	6	$203.40	September 1, 2022	—

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

In connection with the 2022 Notes Repurchase and early note conversions, we entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate of 0.5 million shares of our common stock during the nine months ended September 30, 2021.

During the quarter ended June 30, 2022, we entered into unwind agreements to settle the remaining portion of the 2022 Warrants by delivering an aggregate of 0.6 million shares of our common stock. Accordingly, the 2022 Warrants were no longer outstanding as of June 30, 2022.

(11) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in millions):

	September 30, 2022	December 31, 2021

Foreign currency translation adjustment	$(79)	$46
Net unrealized gain (loss) on investments, net of tax	(93)	(12)
Accumulated other comprehensive income (loss)	$(172)	$34

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of September 30, 2022. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2022, we had 202.4 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

September 30, 2022
Stock plans:
Options outstanding	1,251
RSUs(1)	6,196
Shares of common stock available for future grants:
2021 Equity Incentive Plan(2)	5,409
Amended and Restated 2012 Employee Stock Purchase Plan(2)	8,996
Total shares of common stock reserved for future issuance	21,852
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed under Note 13.
(2)Refer to Note 13 for a description of these plans.

During the nine months ended September 30, 2022 and 2021, we issued a total of 2.2 million shares and 2.6 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”). In addition, as described in Note 10, during the nine months ended September 30, 2022 and 2021, we issued 0.6 million and 0.5 million shares of our common stock upon the settlement of the remaining portion and partial unwind of the 2022 Warrants, respectively.

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

Our Amended and Restated 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six-months long and begin on February 1 and August 1 of each year. Prior to June 7, 2021, the number of shares of common stock reserved for issuance automatically increased on January 1 of each year, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. Our board of directors elected not to increase the number of shares of common stock reserved for issuance under the 2012 ESPP pursuant to the provision described in the preceding sentence for the year ending December 31, 2021 and for the remaining term of the 2012 ESPP, the share reserve will not be increased without shareholder approval.

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

A summary of stock option activity for the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2021	1,305	$551.39
Granted	23	$591.66
Exercised	(41)	$24.76		$22
Canceled	(2)	$84.80
Outstanding at March 31, 2022	1,285	$569.70
Exercised	(24)	$24.92		$11
Canceled	(1)	$84.53
Outstanding at June 30, 2022	1,260	$580.61
Exercised	(9)	$61.47		$4
Outstanding at September 30, 2022	1,251	$584.44	8.5	$45
Vested and expected to vest as of September 30, 2022	1,066	$571.98	8.5	$44
Vested and exercisable as of September 30, 2022	142	$153.21	5.2	$32

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total fair value of stock options vested during the nine months ended September 30, 2022 was $9 million.

As of September 30, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $101 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2022 was approximately three years.

RSUs

A summary of RSU activity for the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at December 31, 2021	5,808	$416.00
Granted	2,612	$589.15
Vested	(859)	$339.22	$494
Forfeited	(211)	$438.39
Outstanding at March 31, 2022	7,350	$486.01
Granted	390	$460.49
Vested	(736)	$389.11	$324
Forfeited	(210)	$472.89
Outstanding at June 30, 2022	6,794	$495.48
Granted	359	$456.65
Vested	(781)	$416.02	$389
Forfeited	(176)	$486.01
Outstanding at September 30, 2022	6,196	$503.34

RSUs outstanding as of September 30, 2022 were comprised of 5.8 million RSUs with only service conditions and 0.4 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2022 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting date. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $91 million and $88 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.4 billion and the weighted-average remaining vesting period was approximately three years.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$79,749	$62,890	$174,871	$203,725
Denominator:
Weighted-average shares outstanding - basic	202,045	198,600	201,026	197,680
Weighted-average effect of potentially dilutive securities:
Common stock options	120	295	146	314
RSUs	956	2,981	1,598	3,359
2022 Notes	—	556	—	539
2022 Notes settlements	—	25	375	138
2022 Warrants	—	667	—	631
Settlement of 2022 Warrants	—	—	205	68
Weighted-average shares outstanding - diluted	203,121	203,124	203,350	202,729
Net income per share - basic	$0.39	$0.32	$0.87	$1.03
Net income per share - diluted	$0.39	$0.31	$0.86	$1.00

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options	1,023	36	1,022	36
RSUs	3,923	102	3,505	1,430
ESPP obligations	309	209	309	209
Total potentially dilutive securities	5,255	347	4,836	1,675

(15)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $22 million and $41 million for the three and nine months ended September 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

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

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2022, our tax years 2004 to 2021 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $28 million and $84 million excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and nine months ended September 30, 2022, respectively.

Total operating lease costs were $27 million and $73 million excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and nine months ended September 30, 2021, respectively.

For each of the nine months ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $56 million. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $73 million and $216 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 3%.

Maturities of operating lease liabilities as of September 30, 2022 are presented in the table below (in millions):

Remainder of 2022	$29
2023	103
2024	92
2025	84
2026	65
Thereafter	373
Total operating lease payments	746
Less: imputed interest	(106)
Present value of operating lease liabilities	$640

In addition to the amounts above, as of September 30, 2022, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $263 million. These operating leases will commence between 2022 and 2023 with lease terms of 1 year to 13 years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities. There were no material contractual obligations that were entered into during the nine months ended September 30, 2022 that were outside the ordinary course of business. For the three months ended September 30, 2022, we entered into a non-cancelable, $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our Notes.

Further, $29 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2022.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America(1)	$1,209	$960	$3,464	$2,731
EMEA(2)	432	401	1,299	1,122
Asia Pacific and other	190	151	542	429
Total revenues	$1,831	$1,512	$5,305	$4,282

Property and equipment, net by geographic area were as follows (in millions):

	September 30, 2022	December 31, 2021
North America(3)	$565	$484
EMEA(2)	200	176
Asia Pacific and other	$149	$106
Total property and equipment, net	$914	$766

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and nine months ended September 30, 2022 and 2021.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 84% of property and equipment, net attributable to North America as of September 30, 2022 and December 31, 2021.
.

Subscription revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Digital workflow products	$1,534	$1,253	$4,437	$3,548
ITOM products	208	174	594	502
Total subscription revenues	$1,742	$1,427	$5,031	$4,050

Our digital workflow products include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine and IntegrationHub, and are generally priced on a per user basis. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

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

Overview

ServiceNow was founded on a simple premise: a better technology platform will help work flow better. Our purpose is to make the world work better for everyone. We help global enterprises across industries, universities and governments to digitize their workflows. The Now Platform enables us to connect systems, silos, departments and processes with digital workflows that are simple and easy to use. We categorize the workflows we provide into four primary areas: Technology (formerly known as Information Technology), Employee, Customer and Creator. The Now Platform is uniquely positioned to enable our customers’ digital transformation from non-integrated enterprise technology solutions with manual and disconnected processes and activities, to integrated enterprise technology solutions with automation and connected processes and activities. The transformation to digital operations, enabled by the Now Platform, increases our customers’ resiliency and security and delivers great experiences and additional value to their employees and consumers.

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

We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenues both as of and for the three months ended September 30, 2022 and December 31, 2021.

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 3, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic and Russia-Ukraine conflict on our business.

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

As of September 30, 2022, our RPO was $11.4 billion, of which 52% represented cRPO. RPO and cRPO increased by 17% and 18%, respectively, compared to September 30, 2021. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,530 and 1,252 customers with ACV greater than $1 million as of September 30, 2022 and 2021, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Nine Months Ended September 30,		% Change
	2022	2021

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,561	$1,347	16%
Purchases of property and equipment	(406)	(292)	39%
Free cash flow(1)	$1,155	$1,055	9%
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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three and nine months ended September 30, 2022 and 2021. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% of our total revenues for each of the three and nine months ended September 30, 2022, and 2021. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 14% and 13% for the three and nine months ended September 30, 2022, respectively, and 15% and 13% for the three and nine months ended September 30, 2021, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of September 30, 2022. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$1,742	$1,427	22%	$5,031	$4,050	24%
Professional services and other	89	85	5%	274	232	18%
Total revenues	$1,831	$1,512	21%	$5,305	$4,282	24%
Percentage of revenues:
Subscription	95%	94%		95%	95%
Professional services and other	5%	6%		5%	5%
Total	100%	100%		100%	100%

Subscription revenues increased by $315 million and $981 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $53 million and $54 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2022 and 2021, respectively, and $179 million and $168 million during the nine months ended September 30, 2022 and 2021, respectively.

We expect subscription revenues for the year ending December 31, 2022 to increase in absolute dollars as we continue to add new customers and existing customers increase their usage of our products, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2022 are based on the 30-day average of foreign exchange rates for September 2022.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Digital workflow products	$1,534	$1,253	22%	$4,437	$3,548	25%
ITOM products	208	174	20%	594	502	18%
Total subscription revenues	$1,742	$1,427	22%	$5,031	$4,050	24%

Our digital workflow products include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management, Security Operations, Governance, Risk and Compliance, HR Service Delivery, Safe Workplace Suite of applications, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine and IntegrationHub, and are generally priced on a per user basis. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

Professional services and other revenues increased by $4 million and $42 million during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2022 to increase in absolute dollars but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021. We are increasingly focused on deploying our internal professional services organization as a strategic resource and relying on our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$301	$264	14%	$863	$740	17%
Professional services and other	99	86	15%	295	239	23%
Total cost of revenues	$400	$350	14%	$1,158	$979	18%
Gross profit (loss) percentage:
Subscription	83%	81%		83%	82%
Professional services and other	(11%)	(1%)		(8%)	(3%)
Total gross profit percentage	78%	77%		78%	77%
Gross profit	$1,431	$1,162		$4,147	$3,303

Cost of subscription revenues increased by $37 million and $123 million for the three and nine months ended September 30, 2022, respectively compared to the three and nine months ended September 30, 2021, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $38 million and $106 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. Maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $9 million and $39 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. Amortization of intangible assets remained relatively flat for the three months ended September 30, 2022 and increased by $11 million for the nine months ended September 30, 2022, compared to the same periods in the prior year. Depreciation expense related to data center hardware and software decreased by $16 million and $42 million, primarily due to the change in estimated useful life of data center equipment from three years to four years, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year.

We expect our cost of subscription revenues for the year ending December 31, 2022 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021. Our subscription gross profit percentage was 83% for each of the three and nine months ended September 30, 2022, compared to 81% and 82% for the three and nine months ended September 30, 2021, respectively. We expect our subscription gross profit percentage to increase slightly for the year ending December 31, 2022 compared to the year ended December 31, 2021. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.

Cost of professional services and other revenues increased by $13 million and $56 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily due to increased headcount to support growth resulting in an increase in personnel-related costs including stock-based compensation, travel and overhead expenses.

Our professional services and other gross loss percentage increased to 11% and 8% for the three and nine months ended September 30, 2022, respectively, from a loss of 1% and 3% for the three and nine months ended September 30, 2021, respectively, primarily driven by planned increase in headcount costs to support the business growth and increase in travel expense for customer implementations. We expect our professional services and other gross loss percentage to worsen for the year ending December 31, 2022 as we expect additional costs to support business growth and increases in travel expenses compared to the year ended December 31, 2021.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Sales and marketing	$697	$579	20%	$2,092	$1,660	26%
Percentage of revenues	38%	38%		39%	39%

Sales and marketing expenses increased by $118 million and $432 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $101 million and $304 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. Amortization expenses associated with deferred commissions increased by $19 million and $54 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which includes branding, costs associated with purchasing advertising, marketing events and market data, increased by $63 million during the nine months ended September 30, 2022, compared to the same periods in the prior year, primarily due to increased program costs and travel for our annual Knowledge user conference.

We expect sales and marketing expenses for the year ending December 31, 2022 to increase in absolute dollars, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021, as we continue to see leverage from increased sales productivity and marketing efficiencies offset by growth in our international operations and increases in travel expenses in 2022.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Research and development	$456	$358	27%	$1,314	$1,005	31%
Percentage of revenues	25%	24%		25%	23%

Research and development expenses increased by $98 million and $309 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $92 million and $289 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year.

We expect research and development expenses for the year ending December 31, 2022 to increase in absolute dollars but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
General and administrative	$187	$151	24%	$541	$416	30%
Percentage of revenues	10%	10%		10%	10%

General and administrative expenses (“G&A”) increased by $36 million and $125 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation of $35 million and $123 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year.

We expect G&A expenses to increase in absolute dollars for the year ending December 31, 2022 but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021, as we continue to see leverage from continued G&A productivity, offset by higher stock-based compensation related to one-time long-term performance-based options granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”).

Stock-based Compensation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$41	$33	24%	$116	$95	22%
Professional services and other	17	15	13%	51	43	19%
Operating expenses:
Sales and marketing	119	101	18%	337	293	15%
Research and development	127	102	25%	368	288	28%
General and administrative	57	40	43%	166	110	51%
Total stock-based compensation	$361	$291	24%	$1,038	$829	25%
Percentage of revenues	20%	19%		20%	19%

Stock-based compensation increased by $70 million and $209 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2022, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2022 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenues compared to the year ended December 31, 2021. We expect stock-based compensation as a percentage of revenues to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 34% and 35% of total revenues for the three and nine months ended September 30, 2022, respectively, and 37% and 36% of total revenues for the three and nine months ended September 30, 2021, respectively.

Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our revenues for the three and nine months ended September 30, 2022. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and nine months ended September 30, 2022 at the exchange rates in effect for the three and nine months ended September 30, 2021 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $92 million and $193 million higher, respectively. We expect to see an incremental strengthening of the U.S. dollar resulting in further foreign currency impact to subscription revenue for the fourth quarter of fiscal 2022. The impact from the foreign currency movements from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our cost of revenues and sales and marketing expenses for each of the three and nine months ended September 30, 2022. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three and nine months ended September 30, 2022 at the exchange rates in effect for the three and nine months ended September 30, 2021 rather than the actual exchange rates in effect during the period, our reported cost of revenues would have been $13 million and $32 million higher, respectively and sales and marketing expenses would have been $25 million and $54 million higher for the three and nine months ended September 30, 2022, respectively. The impact from the foreign currency movements from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022 was not material to research and development and G&A expenses.

Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Interest expense	$(8)	$(7)	14%	$(20)	$(21)	(5%)
Percentage of revenues	—%	—%		—%	—%

Interest expense remained relatively flat for each of the three and nine months ended September 30, 2022, compared to the same periods in the prior year. We expect to incur approximately $6 million of interest expense related to the 2030 Notes in the fourth quarter of fiscal 2022.

Other Income (Expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(dollars in millions)			(dollars in millions)
Interest income	$26	$5	NM	$43	$15	187%
Other	(7)	(4)	75%	(7)	1	NM
Other income (expense), net	$19	$1	NM	$36	$16	125%
Percentage of revenues	1%	—%		1%	—%
NM - Not meaningful

Other income (expense), net, increased by $18 million and $20 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, primarily driven by an increase in investment income from our managed portfolio.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021

	(dollars in millions)			(dollars in millions)
Income before income taxes	$102	$68	50%	$216	$217	—%
Provision for income taxes	$22	$5	340%	41	13	215%
Effective tax rate	22%	7%		19%	6%

Our income tax provision was $22 million and $41 million for the three and nine months ended September 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

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

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce; licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows over the last ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2022. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $5.5 billion as of September 30, 2022.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancelable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. In addition, we made the payment for the investment in Celonis SE of $100 million during the nine months ended September 30, 2022. Operating lease obligations totaling $746 million are principally associated with leased facilities and have varying maturities with $414 million due over the next five years.

To grow our business, we also invest in capital and other resources to expand our data centers and enable our workforce, and we acquire technology and businesses to supplement our technology portfolio. Our capital expenditures are typically under cancelable arrangements primarily used to support the installed base and growth of our hosted business. We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. During the nine months ended September 30, 2022, we paid cash to settle $94 million in principal of the 2022 Notes, which was comprised of early conversions of $6 million and remaining principal of $88 million for final settlement on June 1, 2022, the maturity date of our 2022 Notes.

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

	Nine Months Ended September 30,
	2022	2021

	(dollars in millions)
Net cash provided by operating activities	$1,561	$1,347
Net cash used in investing activities	$(1,709)	$(1,248)
Net cash used in financing activities	$(269)	$(351)
Net change in cash, cash equivalents and restricted cash	$(478)	$(273)

Operating Activities

Net cash provided by operating activities was $1,561 million for the nine months ended September 30, 2022 compared to $1,347 million for the nine months ended September 30, 2021. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $1,709 million compared to $1,248 million for the nine months ended September 30, 2021. The increase in cash used in investing activities was primarily due to a $949 million increase in net purchases of investments, a $110 million increase in non-marketable investments mainly in Celonis SE, and a $114 million increase in purchases of property and equipment, offset by a $721 million decrease in business combinations.

Financing Activities

Net cash used in financing activities was $269 million for the nine months ended September 30, 2022 compared to $351 million for the nine months ended September 30, 2021. The decrease in cash used in financing activities is primarily due to a $105 million decrease in taxes paid related to net share settlement of equity awards, a $12 million increase in proceeds from employee stock plans, offset by a $35 million increase in repayments of convertible senior notes attributable to principal.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SERVICENOW, INC.

Date: October 26, 2022	By:	/s/ William R. McDermott
William R. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2022	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2022	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)