Form 10-K
period 2022-12-31
ServiceNow, Inc.
filed 2023-01-31
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the registrant’s Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares (based on a closing price of $475.52 per share on June 30, 2022 as reported on the New York Stock Exchange) held by non-affiliates was approximately $73.6 billion.
As of January 25, 2023, there were approximately 203 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect,” as well as variations of these words and similar expressions, are intended to identify those forward-looking statements. Forward-looking statements are only predictions and are subject to risks, uncertainties, assumptions and other factors that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under “Risk Factors” in Item 1A of Part I and elsewhere herein and in other reports we file with the Securities and Exchange Commission (“SEC”). While forward-looking statements are based on our management’s reasonable expectations at the time that they are made, you should not rely on those statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1.	BUSINESS

ServiceNow was founded on a simple premise: a better technology platform will help work flow better. Our purpose is to make the world work better for everyone. We help global enterprises across industries, universities and governments to digitize their workflows—the individual tasks that need to be executed to get a job done. Our technology platform, which we refer to as the Now Platform, seamlessly connects workflows across siloed organizations and systems in a way that unlocks productivity, improves experiences for both employees and customers and delivers real business outcomes.

We organize our workflow applications along four primary areas: Technology, Customer and Industry, Employee and Creator. Our Technology Workflows give Information Technology (“IT”) departments the ability to plan, build, operate and service across the entire technology lifecycle. Our Customer and Industry Workflows help organizations reimagine the customer experience and increase customer loyalty. Our Employee Workflows help customers simplify how their employees get the services they need, creating a familiar, consumer-like way to get work done from wherever an employee may be—at home, in the workplace or in the field. Our Creator Workflows enable our customers to quickly create, test, and deploy their own applications on the Now Platform.

Traditionally, business processes have been automated and embedded across enterprise technology systems from finance, human resources (“HR”), sales, customer support and beyond. Over time, these systems have become disconnected, siloed and complex, as they offer limited flexibility and adaptability and lack the intuition and empowerment that users have come to expect from consumer-grade internet applications and sites. ServiceNow reduces these limitations. We offer the capability to quickly change how work is done to keep pace with a rapidly changing environment. The Now Platform delivers a simple, user-friendly experience, making work easier, faster and more productive.

We believe a better service and end-user experience is the ultimate desired outcome of digital transformation. The Now Platform enables our customers’ digital transformation from non-integrated enterprise technology solutions with manual and disconnected processes and activities, to integrated enterprise technology solutions with automation and connected processes and activities. The transformation to digital operations, enabled by the Now Platform, increases our customers’ resiliency and security and delivers great experiences and additional value to their employees and consumers.

Our success began with Information Technology Service Management (“ITSM”), a category in which ServiceNow remains a market leader. Over time, we expanded beyond our ITSM capabilities to meet the needs of our customers’ expanding digital requirements to modernize technology operations, employee experiences, customer experiences, industry-specific challenges and application development and integration. We are recognized as a leader for multiple products across our Technology, Customer and Industry, Employee and Creator Workflows.

The Now Platform’s task-based orientation allows work to be done with a single, aligned view of every service experience. For example, a new employee uses ServiceNow to complete onboarding tasks with their new employer. The new employee interfaces through an integrated ServiceNow platform that guides the employee through tasks originated from ServiceNow or other systems. Similarly, customer service can be executed in a way that solves problems without creating frustration.

Over the years, we have expanded our customer base, and our customers have expanded their use of the Now Platform. For example, many companies now have multi-year digital transformation plans, many of which involve introducing uses of additional ServiceNow products and services. From a single, out-of-the-box solution, companies recognize the value of using additional products to strengthen the richness and quality of their data running through the Now Platform. As we help organizations realize more value from the Now Platform and better serve their stakeholders, we do so in a manner that also helps organizations accelerate their environmental, social and governance (“ESG”) ambitions. To serve the growing focus on ESG, ServiceNow also offers an integrated ESG solution on the Now Platform as part of our Technology Workflows.

ServiceNow strives to help our customers solve their unique challenges, operate on their unique technologies and systems and change at their unique pace. The foundation of our approach to customers and our ambition to be the defining enterprise software company of the 21st century is grounded in our values.
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

Our Products

ServiceNow’s product portfolio—which spans our Technology, Customer and Industry, Employee and Creator Workflows—is delivered on the Now Platform. The products under each of our workflows help customers connect, automate and empower work across systems and silos to enable great outcomes for businesses and great experiences for people. Each year, two platform upgrades are released, delivering new standard functionality and new standalone products to further simplify the way our customers work and enhance productivity.

Our portfolio of products streamline work across the enterprise

Technology Workflows

- IT Service Management
- IT Operations Management
- Observability
- Asset Management
  - IT
  - Enterprise
- Security Operations
- Integrated Risk Management
- Strategic Portfolio Management
- ESG Management

Customer and Industry Workflows

- Customer Service Management
- Field Service Management
- Industry
  - Telecommunications
  - Financial Services
  - Healthcare Life Sciences
  - Manufacturing
  - Government

Employee Workflows

- HR Services Delivery
- Workplace Service Delivery
- Legal Service Delivery

Creator Workflows

- App Engine
- Automation Engine
- Platform Privacy & Security
- Procurement Operations Management

Platform

The Now Platform

The Now Platform is a single platform with one data model, one code base and one architecture, enabling speed, productivity and innovation and offering a one-stop shop for automation and simplification of manual processes. It is highly flexible, scalable, and extensible. The Now Platform delivers workflows across siloed organizations and systems by connecting them together in a seamless way to unlock productivity and improve experiences for both employees and customers. As the foundation for how we deliver our enterprise-wide digital workflows, the Now Platform integrates with our customers’ cloud platforms and systems of choice, allowing our customers to deliver workflows across their current and future preferred systems of record and collaboration platforms. The automation of workflows on our platform can be enhanced by additional functionality, such as artificial intelligence (“AI”), machine learning, robotic process automation, process mining, performance analytics, electronic service catalogs and portals, configuration management systems, data benchmarking, encryption and collaboration and low-code/no-code development tools. While every company has a different suite of user interfaces from web-based to mobile to conversation applications, the Now Platform creates a common user experience to manage workflows across all interfaces.

The Now Platform also powers three native mobile experiences for everyday work across the enterprise: Virtual Agent, Now Mobile and Mobile Onboarding. Enterprises can leverage our platform’s consumer-like, mobile experiences to help them deliver services such as HR information and tools or ordering a computer. Our goal is to make our customers’ work lives as simple, easy and mobile-friendly as their personal lives.

Technology Workflows

Our Technology Workflows help companies unite IT, risk management, and security operations on a single platform to deliver modern, resilient digital services aligned to our customers’ priorities. Our Technology products assist IT departments to serve their customers, manage their networks, identify and remediate security vulnerabilities and threats, gain visibility across their IT resources and asset lifecycles, optimize IT costs and reduce time spent on administrative tasks. We enable technology departments through IT Service Management (“ITSM”), IT Operations Management, Observability, IT Asset Management, Security Operations, Integrated Risk Management and Strategic Portfolio Management, among other products. We also enable enterprise-wide outcomes through Enterprise Asset Management, Integrated Risk Management, Strategic Portfolio Management and ESG Management products. Many of these products also enable our Customer and Industry and Employee Workflows.

IT Service Management

As our flagship product suite, ITSM defines, structures, consolidates, manages and automates the digital services that an enterprise offers its employees, customers and partners. Among ITSM’s capabilities are predictive intelligence, Virtual Agent, recording incidents, remediating problems, automating routine tasks and requests, performance analytics and continual improvement management capabilities.

IT Operations Management

Our IT Operations Management product suite connects a customer’s physical and cloud-based IT infrastructure with our applications and platform. It identifies a customer’s IT infrastructure components (e.g., servers) and associated digital services (e.g., email), which are dependent upon that infrastructure. It also maintains a single data record for all IT configurable items, which allows our customers to exercise control over their on-premises or cloud-based infrastructures and orchestrate key processes and tasks.

Observability

Lightstep Observability provides deep, real-time visibility into cloud-native environments and custom applications that power our customers’ internal- and external-facing products and services. Lightstep Observability empowers site reliability engineering and application development teams to mitigate business disruption, accelerate innovation and deliver outstanding customer experiences.

Asset Management

Our Asset Management product suite includes IT Asset Management and Enterprise Asset Management. Our IT Asset Management product automates customers’ IT software, hardware and cloud asset lifecycles with workflows to track the financial, contractual and inventory details of these IT assets from end-to-end. Our Enterprise Asset Management product automates processes across the lifecycle of a customer's physical business assets from planning, deployment, inventory management and maintenance through retirement.

Security Operations

Our Security Operations product connects with internal and third-party security alerts from a customer’s infrastructure to prioritize and respond to incidents and vulnerabilities according to their potential impact on a customer’s business.

Integrated Risk Management

Our Integrated Risk Management (“IRM”) suite (formerly, Governance, Risk and Compliance) helps customers manage risk and resilience in real time. Among the IRM product suite’s capabilities are policy and compliance management, risk management, business continuity management, third-party risk management, privacy management, audit management and operational risk management.

Strategic Portfolio Management

Our Strategic Portfolio Management (“SPM”) product suite (formerly, IT Business Management) enables customers to drive business outcomes by aligning their strategy with investments and execution. SPM helps customers plan, visualize and track value realization across their portfolio of projects, initiatives and digital products.

ESG Management

ServiceNow ESG Management helps customers elevate their environmental, social and governance (“ESG”) programs with streamlined data collection, on-demand progress monitoring and automated reporting. Integrations with Strategic Portfolio Management and Integrated Risk Management provide a holistic dashboard that enables our customers to accelerate and operationalize their ESG strategies by setting material goals and policies, tracking metrics and risks, driving enterprise-wide compliance and enabling investor-grade ESG disclosure.

Customer and Industry Workflows

Customer and Industry Workflows help drive customer loyalty with connected digital workflows that deliver modern customer experiences. Customer and Industry Workflows help customers elevate their customer service with enhanced resolution efficiency and improved service quality made possible with workflows, automation and location-based work tasks management. Customer service departments no longer have to rely on agents searching multiple systems to find a single answer to customer issues. Integrating front-end customer service capabilities with operations and field service resources, our Customer and Industry Workflows products help create a seamless customer experience from issue to resolution through connected digital workflows that deliver fast support on a customer’s channel of choice. We enable Customer and Industry Workflows through Customer Service Management, Field Service Management and Industry specific products, among other products.

Customer Service Management

Our Customer Service Management product defines, structures, consolidates, manages and automates common customer service cases and requests, such as password resets. Additionally, with Customer Service Management, companies can route work from the customer service agent to field service, engineering, operations, finance or legal personnel to resolve the underlying issues.

Field Service Management

Our Field Service Management product allows field service agents to be assigned, deployed and managed on the same underlying customer service management platform that created and managed the customer incident.

Industry

We offer industry solutions to better address the unique needs for specific industries, including financial services, telecommunications, media and technology, healthcare and life sciences, manufacturing and the public sector. We intend to offer other industry-specific solutions in addition to our other workflow products.
•With Telecommunications Service Management, Order Management and Network Inventory Management, customers can scale their order management process, launch services quickly, enhance customer care, automate service assurance, gain real-time data visibility and optimize their network management on a single platform.
•With Financial Services Operations, banking and insurance customers can unite their front, middle and back offices to improve customer and employee experiences.
•With Healthcare and Life Sciences Service Management, customers can offer consumer-grade experiences, unlock productivity, streamline operations and efficiently manage and service clinical devices.
•With Manufacturing Connected Workforce and Operational Technology Management, customers can empower their workforce with digital tools and knowledge to improve efficiency and create a single system of action for their operational environment, improve uptime and drive outcomes across their operations.
•In addition, with our newly launched Public Sector Digital Services platform in 2022, public sector customers can build a seamless experience to increase trust, empathy and transparency between government agencies and constituents, and connect government agencies with each other on a single digital platform.

Employee Workflows

Our Employee Workflows can transform the employee experience and make work better for our customers’ employees by letting their employees work and collaborate where and how they want, improving productivity and agility. Employee Workflows products also help customers be more efficient with their employee resources, staffing and delivery services, streamline employee lifecycle events and increase visibility as workforces continue to be remote. We enable Employee Workflows through HR Service Delivery, Safe Workplace Suite, Workplace Service Delivery, and Legal Service Delivery, among other products.

HR Service Delivery

Our HR Service Delivery product defines, structures, consolidates, manages and automates HR services related to employee requests. HR Service Delivery capabilities include HR case management, employee self-service, manager experiences, knowledge management and management of employee lifecycle events across multiple departments, such as onboarding, transfers and off-boarding.

Workplace Service Delivery

Our Workplace Service Delivery product keeps our customers’ workplaces running smoothly with a multi-channel, mobile-enabled solution. With Workplace Service Delivery, employees of our customers can automate requests, reservations and repairs and track health and safety incidents, which enables them to optimize space usage, receive easy access to services, manage requests efficiently and get real-time visibility.

Legal Service Delivery

Our Legal Service Delivery product consolidates manual tools and modernizes internal legal operations processes to manage legal requests across the enterprise. With Legal Service Delivery, legal teams can gain efficiency, deliver support efficiently with automated responses and get insight into demand with real-time reporting and dashboards.

Creator Workflows

Creator Workflows help customers build and manage cross-enterprise digital workflow applications fast with a low-code platform that safely delivers agile services at scale and with enterprise-wide platform features such as those that allows customers to manage security and privacy instances and storage. As organizations digitally transform, they need to pivot faster with new processes and business models. This requires faster, more agile execution with more automation delivered through software applications and enterprise-wide features. With Creator Workflows, citizen developers have access to pre-built templates, low-code tools and modular building blocks created by professional developers. The user experience is further enhanced when such apps and features are used on the same platform on which they were built. We enable Creator Workflows through App Engine and Automation Engine, among other products.

App Engine

Our App Engine product empowers enterprise-class low-code application delivery with intuitive and intelligent experiences, at speed and scale. With App Engine, customers and third-party developers can extend workflow automation by creating, testing and deploying their own consumer-grade applications that can be scaled from a single department to the entire enterprise. Examples of the types of applications our customers have developed include:
•an application developed by a global company that allows its employees around the world to request compliance, data privacy and legal services through a single self-service portal, freeing legal and compliance personnel to focus on their core functions;
•an application developed by a company to permit its sales personnel to view training materials remotely that has become the primary medium for disseminating sales materials to employees and third-party brokers; and
•a state-of-the-art supplier relationship management application developed by a technology research and advisory firm, that facilitates the roll out of enhanced services at competitive prices.

Automation Engine

Our Automation Engine product enables anyone who creates an application on the Now Platform to extend workflows into third-party products and leverage robotic process automation and document intelligence capabilities. Automation Engine also provides a framework that allows developers to create and publish integrations for use by anyone. The Now Platform provides connectors to hundreds of products and integrations in the ServiceNow Store.

Platform Privacy and Security

Our Platform Privacy and Security product provides premium security and privacy controls to help ServiceNow customers protect and control their sensitive data in the cloud.

Procurement Operations Management

Our Procurement Operations Management suite connects to customer's existing ERP systems and provides a source-to-pay workflow automation solution that enables procurement departments to create a unified work experience across teams. It enables organizations to do more with their existing procurement teams when efficiency is critical and scale the business without dramatically increasing staff.

Impact

ServiceNow Impact helps our customers accelerate their value realization with ServiceNow's products and solutions by offering AI-based recommendations and dashboards, proactive and preventative tools and a team of experts, training and coaching.

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

Customer Support

Customers receive standard and enhanced support from technical resources located around the globe. We offer customer support on a subscription-based model and we offer self-service technical support through our support portal, which provides access to documentation, knowledge base articles, online training, online support forums and online case creation.

Our Technology and Operations

We operate a multi-instance architecture that provides each customer with its own dedicated application logic and database. This architecture is designed to deliver high-availability, scalability, performance, security and ease of upgrading. Our cloud infrastructure primarily consists of industry-standard servers, networks and storage components. We host our full software-as-a-service (“SaaS”) experience on our own private cloud and use public cloud service providers for customers that are primarily in highly regulated markets.

Our data centers operate in paired configurations to enable replication for high-availability and redundancy. We currently operate data centers in Australia, Brazil, Canada, Germany, India, Ireland, Japan, South Korea, the Netherlands, Singapore, Switzerland, the United Kingdom and the United States, and we continuously evaluate our data center operations and capacity in existing and new geographies.

We offer customers the option to deploy our services on dedicated hardware in our data centers. We also offer customers the option to have their European Union (“EU”) hosted data handled exclusively within the EU. Our architecture gives us the added flexibility to allow customers the option of deploying our services internally or under contract with a third party to host the software in order to support unique regulatory or security requirements. While there are some limitations on agility and flexibility as compared to our cloud offering, a minority of our customers have elected the third-party alternative. The standard and enhanced customer support we provide for self-hosted customers is similar to the support we provide to customers deployed in our managed data centers.

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

Our marketing efforts and lead generation activities consist primarily of customer referrals, digital advertising (including via our website), trade shows, industry events, brand campaigns and press releases. We also host our annual Knowledge user conference, webinars and other user forums, including regional forums, which we call World Forums, where customers and partners both participate in and present on a variety of programs designed to educate them on industry best practices and help accelerate their success.

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

Customers

We primarily sell our services to large enterprise customers, and we host and support large, enterprise-wide deployments for our customers. As of December 31, 2022, we had approximately 7,700 enterprise customers. Our customers operate in a wide variety of industries, including government, financial services, healthcare, manufacturing, IT services, technology, oil and gas, telecommunications, education and consumer products. The portion of our revenues generated by sales to government customers has also increased over time. See “Risk Factors—Doing business with the public sector and heavily-regulated organizations subjects us to risks related to the government procurement process, regulations, and contracting requirements” for additional information about our sales to government customers.

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

Acquisitions and Investments

In addition to our own research and development investments, we have made strategic acquisitions and investments and will continue to assess opportunities to complement our technology and skill sets and expand our product reach. Our focus is on building out our platform and products through both organic investments to support customer needs and acquisitions of talent and enhanced capabilities. For example, our acquisitions and larger strategic investments in 2022 focused on bringing observability and log management, additional AI capabilities, real-time process execution capabilities, process mining and skills mapping intelligence to the Now Platform and across our suite of products.

Competition

As customers accelerate their digital transformation plans and digital operation initiatives, they demand less complexity and lower total cost solutions for the implementation, sourcing, integration and ongoing maintenance of their IT environments. The Now Platform is designed to meet customers’ demands and offers solutions that are complementary to the offerings of many enterprise software vendors. We work directly with product and service offerings from a broad range of companies, including some of the largest in the world, and continuously increase our strategic alliances with many of these companies as we expand our integrations for customers. As we grow and the space where we operate develops and matures, we increasingly find ourselves in competition with solutions and alternative approaches to solving customer needs, including:

•Enterprise application software vendors. We designed the Now Platform to quickly integrate with, and complement the performance of well-established, enterprise application software vendors, such as Oracle, SAP, Salesforce and Workday. Customers may choose to work directly with their application software vendors to improve integrations and create connected workflows.

•New technologies and entrants. Markets are rapidly evolving and highly competitive, with relatively low barriers to entry. New technologies and competitors are entering the markets to solve similar problems in different ways, intensifying competition. Customers may choose alternative technologies to improve integrations and create connected workflows. New entrants may choose to offer software tailored to specific services, as opposed to competing across all Now Platform capabilities.

•In-house solutions. Customers may choose to work with their internal IT departments or other personnel to build custom workflow solutions and integrations.

•Cloud-based vendors. As businesses increasingly utilize public cloud and SaaS-based offerings, they are adopting a hybrid (on-premises and off-premises) approach for their existing and new compute workloads. As a result, our services will need to increasingly compete for customers’ hybrid IT workloads with off-premises public cloud and SaaS-based offerings.

Intellectual Property

We rely upon a combination of U.S. and international copyright, trade secret, patent and trademark laws and confidentiality procedures and contractual restrictions, such as confidentiality and license agreements, to establish, protect and grow our intellectual property (“IP”) rights. In addition, we enter into confidentiality and proprietary rights agreements with our employees, partners, vendors, consultants and other third parties and control access to our IP and other proprietary information. We also purchase or license IP and technology that we incorporate into our products or services.

We continue to grow our global patent portfolio and IP rights that relate to our platform, applications, services, research and development and other activities. Our success depends in part upon our ability to protect our core technology and IP. As of December 31, 2022, we had over 2,000 U.S. and foreign patents, including patents acquired from third parties, and over 700 pending patent applications. We do not believe that our proprietary technology is dependent on any single patent or other IP right or group of related patents or IP rights. We file patent applications to protect our IP and have and may continue to acquire additional patents, patent portfolios or patent applications. See “Risk Factors—Lawsuits against us by third parties that allege we infringe their intellectual property rights could harm our business and operating results” and “Risk Factors—Our intellectual property protections may not provide us with a competitive advantage and defending our intellectual property may result in substantial expenses that harm our operating results” for additional information.

Environmental, Social and Governance

Our ESG strategy is driven by our purpose to “make the world work better for everyone.” Our global impact programs focus on areas where we can make our business, our communities and the world more equitable and sustainable. The challenges we and our stakeholders have been facing in the last few years, such as the pandemic, racial injustice and climate change, have emphasized the unique role we can have as a company in helping our customers manage their ESG priorities. Initiatives to reduce the carbon footprint of our operations not only serve the purpose of sustaining our planet, but also make us more attractive to our customers who are looking to reduce their own carbon footprint and that of their supply chains. Initiatives to improve our diversity, equity and inclusion (“DEI”) serve to build a more inclusive workforce. They also help us to attract and retain the diverse talent that allows us to innovate more quickly and create products that “wow our customers.” Initiatives to strengthen the governance of our business—leading with ethics and focusing on security and data privacy— improve the oversight of our business and also help us to earn trust with our customers that makes them comfortable managing more of their core business operations with our products. In this way, our ESG strategy is embedded in our business priorities, culture and values.

Our board of directors and management team oversee our ESG strategy. Specifically, our Nominating and Governance Committee oversees our ESG activities, programs, risks and public disclosures; our Audit Committee oversees our processes, procedures and validation surrounding our ESG disclosures; and our Compensation Committee oversees our human capital management. Our enterprise-wide ESG Steering Committee, under the leadership of our CFO, helps guide our ESG strategy, goals, progress and key initiatives. Our additional management steering committees and councils help address specific priorities such as risk management, compliance and data governance. Activities and progress against our ESG priorities are regularly reviewed by the board of directors.

We began issuing our annual Global Impact Report in 2021 to provide insights into the ESG areas where we are focusing our efforts. For the environment, we are sustaining our planet by supporting the transition to a net-zero world for our customers and our own operations. For governance, we are acting with integrity by building trust through ethical, transparent and secure business practices. For social, we are creating work opportunities that are equitable, accessible and rewarding for all people. Additional information about our social initiatives is discussed below in “—Human Capital Management.” In April 2022, we announced an expansion of our carbon neutrality commitment to provide our customers with a carbon neutral cloud. In early 2022, we signed on our first customers for our new ESG Management solution and we were once again listed as a member of the Dow Jones Sustainability Index (DJSI) for North America.

Human Capital Management

Our People Strategy

Our People Strategy is pivotal to our goal of becoming the defining enterprise software company of the 21st century. Our People Strategy is designed to help us execute against our business strategy, while living our best lives, doing our best work and fulfilling our purpose together. We aim to attract, recruit, develop and retain the best, most diverse talent, celebrating the diversity and differences that drive our innovation and creativity. We are committed to a respectful, rewarding and inclusive work environment that enables our people to grow themselves, grow their teams and grow the business with the mission to make the world work better for everyone. Our People Strategy is based on two foundational principles and three key pillars.

Foundational principles

•We must always honor ServiceNow’s authentic culture and purpose as we continue to grow.
•We must ensure that our People Strategy is informed by data and insights as we strive to scale efficiently and make informed and unbiased decisions.

Key focus areas

•Scale and Innovation: Build a talent system that helps us attract, grow and retain the people who will drive our business forward.
•Inclusive Employee Experience: Power our company with a more diverse workforce, equitable processes that drive positive outcomes and inclusive employee experience.
•Growth and Development: Invest in new learning and development paths and resources for our people to grow themselves and their teams.

Our Culture

ServiceNow’s culture is grounded in our values, first discussed above. We live our culture by regularly listening to our people and gathering feedback directly from our workforce to inform our programs and employee needs globally. We listen through our Employee Voice Surveys (“EVS”), which measure and analyze employee engagement, including on such topics as inclusion and belonging, learning and development, recognition, pay, and wellbeing. EVS insights are used to action plan at all levels of the organization and inform the assessment of our human capital management approach and its alignment with our purpose and business strategy.

We also listen by gaining insights across the employee lifecycle through onboarding, exit, and other check-in surveys. Among other things, our listening in 2022 gave us invaluable insights into employees’ desire for more career development and enablement tools and resources, which also led to the development and refinement of our performance management tools available on the Now Platform.

As a result of our culture, we earned several external recognitions in 2022 that speak to our strong culture, including from the Fortune World’s Most Admired Companies, the Fortune 100 Best Companies to Work For and the Glassdoor Best Places to Work.

Diversity, Equity and Inclusion

“Creating Belonging” is one of our four company values. We expect each of our people to live our values both inside and outside of the work environment. We have several initiatives focused on recruiting, learning and development, and culture to weave DEI throughout our talent processes to drive sustainable progress as we strive to create a more diverse, equitable and inclusive culture. In 2022, following the appointment of our Chief Equity and Inclusion Officer, we formalized our global DEI strategic framework with a focus on inclusion in and through our business. The framework has three pillars:

•Enable and empower our people: Drive a relentless commitment to employee belonging and success by enhancing equitable processes, policies and practices across the moments that matter for our employees.
•Hire with intent: Recruit high performing and diverse talent across all levels by designing a unique and exemplary hiring process that is global and collaborative.
•Amplify DEI impact: Build on the global ESG/DEI movement with human ingenuity and technology by advancing DEI with like-minded customers, suppliers and community partners.

Within ServiceNow, we support multiple Belonging Groups for women, racial and ethnic minorities, military veterans, people with disabilities, people of different faiths and people who identify as LGBTQI+. These groups are intended to give employees a safe space and help support our culture and community-building efforts across ServiceNow. We also publicly disclose our progress on a multitude of workforce metrics in the various reports we issue that include information on gender, race, and ethnic minority representation in our U.S. employee population. In addition, we launched an internal “Diversity Advisory Council” tasked with identifying and addressing DEI opportunity areas within ServiceNow. These efforts are enhanced through a new inclusive leadership development course required for all people managers.

We also create belonging in our communities. Our NextGen Professional Program (“NextGen”) supports our digital readiness focus area. We recently launched RiseUp, a global program designed to skill one million people on the ServiceNow Platform by 2024. It aspires to fuel a new economy of in-demand, job-ready talent with an emphasis on faster, more equitable career paths in the high-growth ServiceNow ecosystem. While the program is currently focused on placing talent within ServiceNow customers and partners, RiseUp also is expected to create a pipeline of new, diverse talent for ServiceNow in the near future. The program invests in digital skills training for marginalized and underserved communities. In addition, we are helping break down systemic barriers by offering digital experiences for students in Hispanic Serving Institutions, Puerto Rican Universities and Historically Black Colleges and Universities to provide development opportunities, such as launching a “women code to win” contest at those institutions.

Total Rewards

Our total rewards philosophy has at its core the goal of attracting, rewarding, and retaining top talent to help us execute our strategy and mission. We believe in competitive pay practices and a pay-for-performance culture. In addition to base salary, all our employees are eligible to participate in our annual cash bonus plan or in our sales commission plan. In order to attract and retain the best talent, we have a broad-based discretionary equity program and an employee stock purchase plan, which enable employees to participate in our success. Our employees enjoy expansive and diverse benefit offerings that focus on physical, mental and financial wellbeing.

Pay Equity

Everyone deserves to be treated fairly and respectfully. We believe there should be equity across the entire talent ecosystem – from hiring through career advancement. To achieve that, we continue to build and scale equitable people practices that foster inclusive and fair outcomes for all employees. This includes pay equity. Because pay equity is so dynamic at a high-growth company like ours, we manage it on an ongoing basis and do regular analyses and adjustments, as warranted. We are proud that our process led us to achieve systematic pay equity as of September 1, 2022, our latest company-wide analysis, and helps ensure that we maintain pay equity on an ongoing basis.

Learning and Development

Our people have a deep desire to learn and grow. Our learning and development programs are designed to “grow self, grow team, grow business.” In addition to the extensive functional learning program run by individual business units that focus on technical skills and capabilities, our global Learning and Development program is focused on enabling all our people – from our early-in-career talent who have access to programs that help them plan for professional growth and financial success to our more tenured leaders who have access to programs focusing on the importance of inclusive leadership, strategy and trust in the new world of work.

New Ways of Working and Wellbeing

Our Future of Work policy supports our people as they adapt to new ways of working that shift paradigms, embrace flexibility, promote inclusion and drive innovation. Beginning in 2022, the majority of our employees are expected in a workplace three days or fewer a week, which provides them flexibility to organize their schedules. Our flexible working environment enables us to attract, recruit and retain the best talent and we believe such an environment will only serve to strengthen our company. Our growing fully-remote workforce allows us to continue sourcing different, more diverse talent who are not geographically close to a ServiceNow office location.

ServiceNow is committed to supporting wellbeing for employees at work and in their personal lives. Our standard, comprehensive benefits package covers many physical, emotional and financial wellness programs. We also offer our employees additional time-off with “Wellbeing Days” to further support their health and wellness.

Workforce Metrics

As of December 31, 2022, we employed 20,433 people on a full-time basis, 10,960 in the United States and 9,473 internationally. None of our U.S. employees are represented by a labor union. Employees in certain European countries are represented by workers’ councils and have the benefits of collective bargaining arrangements at the national and/or sector level. We have not experienced interruptions of operations or work stoppages due to labor disagreements.

Available Information

You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at www.servicenow.com/company/investor-relations/sec-filings.html as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of, or accessible through, these websites are not incorporated into this filing. Our references to the URLs for these websites are intended to be inactive textual references only.

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://www.servicenow.com/company/investor-relations.html), SEC filings, press releases, public conference calls and webcasts. We use these channels, including our website and social media, to communicate with our investors and the public about our company, our products and solutions and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we make available on our website and the social media channels listed on our website.

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

Risk Factors Summary

This summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed immediately following this summary.

•Risks Related to Our Ability to Grow Our Business
•Laws, regulations and customer expectations regarding the use, storage and movement of data may restrict our ability to continue to optimize our platform and adversely affect our business.
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
•We rely on our network of partners for an increasing portion of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be impacted, and our operating results and growth rate may be harmed.
•Doing business with the public sector and heavily-regulated organizations subjects us to risks related to government procurement processes, regulations, and contracting requirements.
•If we fail to comply with applicable anti-corruption and anti-bribery laws, export control laws, economic and trade sanctions laws, or other global trade laws, we could be subject to penalties and civil and/or criminal sanctions and our business could be materially adversely affected.
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

•Risks Related to the Operation of Our Business
•If we or our third-party service providers experience an actual or perceived cybersecurity event, our platform may be perceived as not being secure, and we may lose customers or incur significant liabilities, which would harm our business and operating results.
•If we lose key members of our management team or qualified employees or are unable to attract and retain the employees we need, our costs will increase and our business and operating results will be adversely affected.
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
•As our business grows, we expect our revenue growth rate to decline over the long term.
•Changes in our effective tax rate or disallowance of our tax positions may adversely affect our financial position and results.
•Our debt service obligations may adversely affect our financial condition and cash flows from operations.

•Risks Related to General Economic Conditions
•Global economic conditions may harm our industry, business and results of operations.
•Foreign currency exchange rate fluctuations could harm our financial results.

•Risks Related to Ownership of Our Common Stock
•Our stock price is likely to continue to be volatile and could subject us to litigation.
•Provisions in our governing documents, Delaware law or 2030 Notes might discourage, delay or prevent a change of control or changes in our management and, therefore, depress our stock price.

Risks Related to Our Ability to Grow Our Business

Laws, regulations and customer expectations regarding the use, storage and movement of data may restrict our ability to continue to optimize our platform and adversely affect our business.

Governments have adopted, and may likely continue to adopt, laws and regulations affecting the use, storage and movement of data, including laws related to data privacy, the use of machine learning and artificial intelligence (“AI”), and data sovereignty or residency requirements. As a cloud-based service provider, we optimize performance of our products and services by utilizing data centers located in, and support provided from, different jurisdictions. As we continue to innovate and improve the offerings on our platform, we leverage machine learning and AI to create more efficient and effective workflows for our customers. Changing laws, regulations and standards applying to the collection, storage, use, sharing, transfer or other control or processing of data, including personal data such as employee or marketing data, could affect our ability to efficiently and cost-effectively offer our services, to develop our products and services to maximize their utility, as well as our customers’ ability to use data or share data with service providers. Such changes may restrict our ability to use, store or otherwise process data of our customers in connection with providing and supporting our services. In some cases, this could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally.

Existing and upcoming laws and regulations globally, including European and state specific privacy laws in the United States (“U.S.”), global trends to regulate the use of AI and machine learning, the ruling of the European Court of Justice in Schrems v. Facebook Ireland and interpretations of that ruling by regulators and customers, recommendations issued by the European Data Protection Board, Standard Contractual Clauses issued by the European Commission, and other global privacy, data residency, sovereignty and transfer laws, regulations and standards (including self-regulatory standards) may cause us to incur substantial operational costs or require us to modify our data handling practices and/or policies, may limit the development, use and adoption of our services, and could reduce overall demand for our services. While a new Privacy Shield has been proposed to permit the transfer of data between the U.S. and the European Union, the timing and precise requirements of the Privacy Shield are uncertain, as is the possibility that any agreement would be challenged in court. Laws or regulations related to the use of AI and machine learning technology may impact our ability to use certain data for developing our products and may also become an impediment to the adoption of our products for customers regulated by such laws and regulations. In 2022, we began offering an EU-centric services delivery model, by which customers may elect to receive support from EU‑based ServiceNow teams, with an EU, cloud‑hosted digital workflow solution. This offering required a significant investment in financial and human resources, and we may see similar requests for local solutions in other territories. In addition, actual or perceived non-compliance with those laws and regulations could result in proceedings or investigations against us by regulatory authorities or others, lead to significant fines, damages, orders or reputational harm and may otherwise adversely impact our business, financial condition and operating results.

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

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for digital workflow products and offerings matures and new technologies, in-house solutions and competitors enter the market, we find ourselves increasingly competing with solutions and alternative approaches to solving customer needs or experiencing reluctance or unwillingness from customers to migrate away from their current solutions. Further, as our offerings have become more widely adopted and successful in the market, more competitors are developing competing offerings, including those competitors from adjacent segments. For example, while the Now Platform was designed to quickly integrate with and offers solutions that are complementary to the offerings of many well-established systems traditionally operating as “systems of record,” competition from those companies has been increasing. Additionally, sources of alternative solutions and approaches include those provided by:
•enterprise application software vendors, such as Oracle, SAP, Salesforce and Workday;
•new technology vendors and entrants;
•in-house solutions of current and prospective customers; and
•cloud-based vendors.

Some of our existing competitors and potential competitors are larger and have greater name recognition and scale, longer operating histories, more established customer relationships, larger marketing budgets and greater financial and technical resources than we do. Competitors and new entrants may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, customer requirements and buying practices. They may introduce new technology, solve similar problems in different ways or more effectively utilize existing technology that reduces demand for our services. They may utilize acquisitions, integrations or consolidations to offer integrated or bundled products, enhanced functionality or other advantages. “Systems of record” operators may attempt to create technology solutions that would prevent our systems from integrating with theirs. Enterprise software application vendors may reduce the price of or offer free-of-charge competing products, services or subscriptions creating pricing pressures, or bundle them with their other offerings causing our offerings to appear relatively more expensive. Smaller competitors, new technology vendors and new entrants may also accelerate pricing pressures in the various markets in which we compete.

Additionally, companies may expand their services to compete with our services, or we may shift our products and services to compete with current and future competitors in adjacent markets. We have expanded and expect to continue to expand the breadth of our services to include offerings in new markets and industries, the use of our platform by developers and generally in low-code/no-code capabilities. As a result, we expect increasing competition from companies focused on these other areas. Also, as customers increasingly adopt a hybrid (on-premises and off-premises) approach for their IT workloads, our cloud services may fail to address evolving customer requirements, including data localization, which could cause a decline in demand for our services and cause us to experience lower growth. Competition from cloud-based vendors may increase as they partner with on-premises hardware providers to deliver their cloud platform as an on-premises or data localized solution. If we are not able to compete successfully, we could experience reduced sales and margins, losses or failure of our products to achieve or maintain market acceptance, any of which could harm our business.

If we fail to innovate in response to rapidly evolving technological and market developments and customer needs, our competitive position and business prospects may be harmed.

We compete in markets that continue to evolve rapidly. The pace of innovation will continue to accelerate as customers increasingly evaluate their purchases based on the advantages of digital technologies and their need to shift to modern cloud-based infrastructure. As digital transformation accelerates across a customer’s enterprise, capabilities such as AI, machine learning, hyper automation, low-code/no-code application development, system observability, database scalability, consumer-grade user experiences, collaboration, Internet-connected devices, security, cryptography, internal software development operations, and application and service awareness become increasingly relevant to the customer’s evolving needs. Our customers and prospective customers are either facing competing imperatives to adopt digital technologies, or their systems are already built on fully digital, modern, dynamic IT technologies. Accordingly, to compete effectively, we must:
•identify and innovate in the right emerging technologies;
•keep pace with rapidly changing technological developments, such as AI, that may disrupt the enterprise software marketplace;
•accurately predict our customers’ changing digital transformation needs, priorities and adoption practices, including their technology infrastructures and buying and budgetary practices;
•invest in and continually optimize our own technology platform so that we continue to meet the very high-performance expectations of our customers;
•successfully deliver new, scalable platform and database technologies and products to meet customer needs and priorities;
•efficiently integrate with other technologies within our customers’ digital environments;
•expand our offerings into industries and to buyers who are not familiar with our offerings;
•profitably market and sell products to companies in markets where our sales and marketing teams have less experience;
•successfully adapt new pricing models;

•effectively secure our platform, data and customers’ data, and
•effectively deliver, directly or through our partner ecosystem, the digital transformation process planning, IT systems architecture planning, and product implementation services that our customers require to be successful.

If we fail to meet any of these requirements, our competitive position, strategic relevance and business prospects may be harmed. Further, we may make significant investments in changing the way we offer our products or services, such as bundling offerings and shifting to a subscription-based model for support services, in response to evolving customer needs. Customers may be dissatisfied with the change in the manner and scope of how the services are delivered and the resulting change in the pricing model and may resist or be slow to adopt changes to our offerings, all of which may adversely impact our ability to compete.

If we are unsuccessful in increasing our penetration of international markets or managing the risks associated with foreign markets, our business and operating results will be adversely affected.

Sales outside of North America represented 35% and 36% of our total revenues for the years ended December 31, 2022 and 2021, respectively. The growth of our business and future prospects depend on our ability to increase our sales outside the U.S. as a percentage of our total revenues. Additionally, operating in international markets requires significant investment and management attention and subjects us to different regulatory, political and economic risks from those in the U.S. We have made, and will continue to make, substantial investments in data centers, geographic specific service delivery models, advisory councils, cloud computing infrastructure, sales, marketing, partnership arrangements, personnel and facilities as we enter and expand in new geographic markets. When we make these investments, it is typically unclear whether, and when, sales in the new market will justify our investments. We may significantly underestimate the level of investment and time required to be successful. Our rate of acquisition of new large enterprise customers, a factor affecting our growth, has been generally lower in territories where we are less established and where there may be increased or changing regulations and operational and IP risks, as compared to our more established locations. We have experienced, and may continue to experience, difficulties in some of our investments in geographic expansion, including hiring qualified sales management personnel, penetrating the target market, and managing foreign operations in such locales. Risks inherent with making our products and services available in international markets include, for example:
•compliance with multiple, conflicting and changing governmental laws and regulations, including with respect to employment, tax, competition, COVID-19 and ESG matters;
•requirements to have local partner(s), local entity ownership limitations or technology transfer or sharing requirements, or to comply with data residency and transfer laws and regulations, privacy and data protection laws and regulations, which may increase operational costs and restrictions;
•the risk that illegal or unethical activities of our local employees or business partners will be attributed to or result in liability to us or damage our reputation;
•longer and potentially more complex sales and accounts receivable payment cycles and other collection difficulties;
•different pricing and distribution environments;
•potential changes in international trade policies, tariffs, agreements and practices, including the adoption and expansion of formal or informal trade restrictions or regulatory frameworks favoring local competitors;
•local governmental direction, business practices and/or cultural norms that may favor local competitors;
•cybersecurity and intellectual property risks that are more prevalent in jurisdictions in which we have historically chosen not to operate; and
•localization of our services, including translation into foreign languages and associated expenses.
If we are unable to manage these risks, if our required investments in these international markets are greater than anticipated, or if we are unsuccessful in increasing sales in emerging markets, our revenue growth rate, business and operating results will be adversely affected.

We rely on our network of partners for an increasing portion of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be impacted, and our operating results and growth rate may be harmed.

An increasing portion of our revenues is generated by sales through our network of partners, including managed service providers and resellers. Increasingly, we and our customers also rely on our partners to provide professional services, including custom implementations, and there may not be enough qualified implementation partners available to meet customer demand. While we provide our partners with training and programs, including accreditations and certifications, these programs may not be effective or utilized consistently by partners. In addition, new partners may require extensive training and/or may require significant time and resources to achieve productivity. Changes to our direct go-to-market models may cause friction with our partners and may increase the risk in our partner ecosystem. The actions of our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our platform or products to customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or IP ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, or properly monitor the quality and efficacy of their service delivery, our ability to sell our products and efficiently provide our services may be impacted, and our operating results and growth rate may be harmed.

Doing business with the public sector and heavily-regulated organizations subjects us to risks related to government procurement processes, regulations, and contracting requirements.

We provide products and services to governments and heavily-regulated organizations directly and through our partners. We have made, and may continue to make, significant investments to support future sales opportunities in various government sectors, including to obtain security authorizations and certifications. However, government certification processes are lengthy and can often be delayed, affecting our business and results of operations. Furthermore, government certification requirements may change, or we may be unable to achieve or sustain one or more government certifications or authorizations. As a result, if such requirements change, our ability to sell into the government sector could be restricted until we meet any revised requirements.

A substantial majority of our sales to date to government entities in the U.S. have been made indirectly through our distributors, resellers or service provider partners. Doing business with government entities presents a variety of risks. The procurement process for governments and their agencies is highly competitive, time-consuming and may be subject to political influence and may involve different rules and conditions on the offering or pricing of products and services. We incur significant up-front time and expense, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party distributor, reseller or service provider) will win a contract. Beyond this, demand for our products and services may be adversely impacted by public sector budgetary cycles and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown, partisan gridlock that results in the inability of Congress to take action or changes to government policy. Further, if we or our partners are successful in receiving a contract award, that award could be challenged during a bid protest process. Bid protests may result in an increase in expenses related to obtaining contract awards or an unfavorable modification or loss of an award. Even if a bid protest were unsuccessful, the delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

Our customers also include non-U.S. governments, to which government procurement risks similar to those present in U.S. government contracting and regulatory compliance also apply, particularly in certain emerging markets where our customer base is less established. We have seen challenges to successful awards through bid protest procedures in jurisdictions outside the U.S. As our non-U.S. government business grows, we may see an increase in bid protests as part of the standard government procurement legal procedures that exist in many jurisdictions. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could materially adversely affect our business and results of operations.

In addition, public sector customers may have contractual, statutory or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or due to a default, though such risk may be assumed by such third-party distributor or reseller. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Further, we are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. For example, a U.S. cybersecurity Executive Order released recently may create heightened future compliance and incident reporting standards. These may also include rights with respect to price protection, refund and setoff, the accuracy of information provided to the government, contractor compliance with supplier diversity policies, constraints on sales practices and other obligations that are particular to government contracts. These obligations may apply to us and/or our third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could impose repercussions with respect to contractual and customer satisfaction issues.

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

Further, we are increasingly doing business in heavily regulated industries, such as the financial services, telecommunication, media and television and health care industries. Current and prospective customers in such industries may be required to comply with more stringent regulations in connection with subscribing to and implementing our services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors that we may not be able to, or may not choose to, meet. In addition, customers in these heavily-regulated industries often have a right to conduct audits of our systems, products and practices. If one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business.

If we fail to comply with applicable anti-corruption and anti-bribery laws, export control laws, economic and trade sanctions laws, or other global trade laws, we could be subject to penalties and civil and/or criminal sanctions and our business could be materially adversely affected.

As we continue to expand our business internationally, we will inevitably do more business with large enterprises and the public sector in countries that are perceived to have heightened levels of public sector corruption. Increased business in countries perceived to have heightened levels of corruption subjects us and our officers and directors to increased scrutiny and liability from our business operations. We have implemented and continue to update our compliance program, but there is a risk that our employees, partners and agents, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies and applicable law, thereby exposing us to additional scrutiny and liability. We have experienced this in the past and may experience it again in the future. In addition, we are subject to global trade laws that apply to our worldwide operations, including prohibitions or restrictions on conducting business in certain countries and territories, with certain entities or individuals, and involving certain end-users. For example, as a result of the Russia-Ukraine conflict, the U.S. and other countries have imposed economic and trade sanctions and export control restrictions against Russia and Belarus. If the conflict continues, the U.S. and other jurisdictions could impose wider economic and trade sanctions as well as export restrictions, which could impact our business opportunities and operations. Any violation of the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the UK Bribery Act, other applicable anti-corruption and anti-bribery laws, or applicable export control or economic and trade sanctions laws by our employees or third-party intermediaries could result in regulatory investigations and whistleblower complaints, which could subject us to significant risks such as adverse media coverage and/or severe criminal or civil sanctions, which could materially adversely affect our reputation, business, operating results, and prospects.

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

As we target more of our sales efforts at larger enterprise customers, we may face heightened costs, longer sales cycles, greater competition and less predictability in completing some of our sales. With such customers, their decision to use our services may be an enterprise-wide decision, requiring multiple levels of sign off. Such sales require considerable time for the customer to evaluate and test our platform prior to making a purchasing decision and the customer may even rely on third parties with whom we do not have a relationship, which require us to provide greater levels of education regarding the use and benefits of our services, as well as addressing concerns regarding data security, compliance with privacy and data protection laws and regulations of prospective customers with international operations or whose own customers operate internationally. In addition, larger enterprise customers may demand more configuration, integration services and features, particularly when switching from legacy on-premises solutions. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our sales and professional services resources to a smaller number of larger transactions. If we fail to effectively manage these risks associated with sales cycles and sales to larger enterprise customers, our business, financial condition, and results of operations may be affected.

As we acquire or invest in companies and technologies, we may not realize the expected business or financial benefits and the acquisitions and investments may divert our management’s attention and result in additional shareholder dilution.

We have acquired or invested in companies and technologies as part of our business strategy and will continue to evaluate and execute potential strategic transactions, including acquisitions of or investments in businesses, technologies, services, products and other assets. We have and will continue to enter into strategic transactions or relationships with other businesses to expand our service offerings, go-to-market and sales efforts, functionality or our ability to provide services in international locations. Although we conduct reasonably extensive due diligence of these businesses, our efforts may not reveal every material issue. Strategic transactions involve numerous risks, including:
•difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies;
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

In addition, we may pay cash, incur debt or issue equity or equity-linked securities to pay for acquisitions, any of which could adversely affect our financial condition or stock price. Furthermore, if we finance acquisitions by issuing equity, convertible or other debt securities or loans, our existing shareholders may be diluted, or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness that could affect our stock price. The occurrence of any of these risks could harm our business, operating results and financial condition.

Natural disasters, including climate change, and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, flooding, fire, extreme heat, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses we may sustain. The majority of our research and development activities, offices, IT systems, and other critical business operations are located near major seismic faults in California and Washington. Customer data could be lost, resumption of operations could require significant time and our financial condition and operating results could be adversely affected in the event of a major natural disaster or catastrophic event.

In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased costs, regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs as part of our ESG strategy and partnering with organizations who are focused on mitigating their own climate-related risks, certain of those risks are inherent wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters have experienced, and may continue to experience, climate-related events at an increasing frequency and severity, including drought, water scarcity, heat waves, wildfires and air quality impacts and power shutoffs associated with wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our customers and third-party suppliers and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Risks Related to the Operation of Our Business

If we or our third-party service providers experience an actual or perceived cybersecurity event, our platform may be perceived as not being secure, and we may lose customers or incur significant liabilities, which would harm our business and operating results.

Our operations involve the storage, transmission and processing of our customers’ confidential, proprietary and sensitive data, which may include personally identifiable information, protected health information, financial information and, in some cases, government information. While we have security measures and a data governance framework in place designed to protect customer information and prevent data loss, these protective mechanisms we have implemented may not be effective at preventing material breaches caused by intentional or unintentional action or inaction by employees or third parties, which may result in the unauthorized access or release of our instances and ultimately our or our customers’ data, IP and other confidential business information. Third parties have attempted to fraudulently induce employees, contractors, or users to disclose information or to gain access to our or our customers’ data, and we have been the target of increasingly sophisticated email and text message scams that attempt to acquire personal information or company assets. Further, we have experienced an increase in the number and sophistication of cyberattacks and security challenges as the growing number of employees, vendors and other third parties that remotely access our systems increase our exposure to attack.

Computer malware, ransomware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in our industry, and similar malicious attacks have been made against our and our third-party service providers’ systems in the past and may occur again in the future. Our employees have fallen victim to phishing attacks in the past and may again in the future. The frequency and sophistication of these attacks have increased, and it appears that cyber crimes and cyber criminal networks, some of which may be state-supported, have substantial resources and may target U.S. enterprises or our customers and their use of our products.

In addition, we have established extensive development and testing environments for our engineers developing new products and features. Security protocols in those environments have necessarily been less rigorous than in environments housing customer data, but a vulnerability or security defect arising out of our development and testing environment could become incorporated in code imported to our environments housing customer data. Similarly, in the unique circumstances where customer data may be utilized in developer environments for testing or learning, that data may be at greater risk. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally may not be detected until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. This has included and may continue to include underlying infiltration of pre-existing systems, including those of our third-party service providers or customers, perpetrated by more sophisticated or state-supported attackers, including foreign cybersecurity attacks on U.S. technology companies and retaliatory cybersecurity attacks stemming from the Russian invasion of Ukraine or other geopolitical tensions. It may also include exploitation of vulnerabilities in third party or open source software code that may be incorporated into our own or our customers’ systems, such as the vulnerability in the Java logging library known as “log4j” identified in late 2021 that affected our industry. The occurrence of these and other more sophisticated or state-supported attack campaigns may increase as geopolitical tensions and intermittent warfare continue or escalate outside of the U.S. For example, due to the Russia-Ukraine conflict, rising tensions between the U.S. and North Korea and rising tensions with China, we and our customers, third-party vendors and service providers are subject to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from state-supported actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to make available or sell our products and services.

We devote significant financial and personnel resources to implement and maintain security measures while meeting customer expectations as to the performance of our systems; however, as cybersecurity threats develop and grow more complex and sophisticated over time, such as in connection with geopolitical warfare, we will continue to make significant further investments to protect data and infrastructure, but a residual risk may remain despite our preventative efforts. A security breach suffered by us or our third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, service level agreement claims, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant economic and operational consequences in order to appropriately assess and respond to security incidents and to implement appropriate safeguards to protect against future incidents. We also cannot be certain that insurance coverage will continue to be available on acceptable terms or in sufficient amounts to cover the potentially significant losses that may result from a security incident or an insurer will not deny coverage as to any future claim.

Additionally, as we increase reliance on third-party and public cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data. However, our ability to monitor our third-party service providers’ data security is limited. Similarly, employee error or malfeasance in configuring, maintaining, and using services offered by third-party providers may affect our ability to monitor and secure such services. Employees have made errors in this area in the past and may do so again in the future. Any breach of our providers’ security measures or misconfiguration or misuse of our software or our providers’ services may result in unauthorized access to, or the misuse, loss or destruction of, our and our customers’ data or in a violation of our terms or applicable law, which may result in reputational harm or liability.

Further, in most instances, our customers administer access to the data held in their particular instance for their employees and service providers. While we offer tools and support, customers are not required to utilize them and may suffer a cybersecurity attack on their own systems, unrelated to our own, and allow a malicious actor access to the customer’s information held on our platform. Even if such a breach is unrelated to our security programs or practices, such breach could cause us reputational harm and require us to incur significant economic and operational consequences in order to adequately assess and respond to the breach, including further protecting our customers from their own vulnerabilities, and to implement appropriate safeguards to protect against future breaches.

Digital supply chain attacks have increased in frequency and severity. We cannot guarantee that third parties and our supply chain infrastructure have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by us or our third-party vendors or service providers. Furthermore, supply chain disruptions due to the Russian invasion of Ukraine (and resulting legal or regulatory developments) and any indirect effects may further complicate any existing supply chain constraints.

If we lose key members of our management team or qualified employees or are unable to attract and retain the employees we need, our costs will increase and our business and operating results will be adversely affected.

Competition for talent in the technology industry has become increasingly intense. Our success depends substantially upon the continued services of our management team, particularly of our chief executive officer, chief operating officer and the other members of our executive staff. Although, in response to this highly competitive talent environment, we made significant performance-based equity awards to our executive staff outside of our regular compensation program, we cannot guarantee those awards will be sufficient to retain all of these individuals. From time to time in the ordinary course of business, there have been and may continue to be changes in our management team. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business.

The technology industry is subject to substantial and continuous competition for diverse talent in product development and engineering (particularly with AI and machine learning backgrounds), sales, operations, and cybersecurity. Many key individual contributors, particularly in research and development, engineering and sales, are critical to our success and can command very significant compensation in the market. Our ability to achieve significant revenue growth may depend on our success in recruiting, training and retaining sufficient qualified personnel to support our growth. We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled, qualified personnel and may not be able to fill positions in desired geographic areas or at all. While our hybrid work model, where some employees work remote for part of the week and some employees are fully remote, increased our access to talent, we may not be able to take advantage of a broader talent pool if our competitors offer the same work model or if we continue to lean heavily on our primary operating locations for talent. We are continually evaluating and, as appropriate, enhancing the attractiveness of our compensation packages. As a result, we have experienced and may continue to experience increased costs that may not be offset by either improved productivity or higher sales, potentially resulting in a reduction in our profitability. Many of our employees, including all of our executive officers, are employed “at-will” and may terminate their employment with us at any time. If we fail to attract qualified, new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

In addition, we believe our corporate culture of fostering innovation, teamwork and employee satisfaction has been a key contributor to our success to date. As we continue to grow and expand globally and navigate shifting workforce priorities, including the hybrid work model, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success and could ultimately have a negative impact on our ability to innovate our technology and our business. Further, as of December 31, 2022, approximately 27.6% of our employees have been employed by us for a year or less. We must be able to effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. Such challenges may be exacerbated by the hybrid work model.

Disruptions or defects in our services could damage our customers’ businesses, subject us to substantial liability and harm our reputation and financial results.

Our business depends on our platform to be available without disruption. From time to time, we experience defects, disruptions, outages and other performance and quality problems with our platform. New defects may be detected in the future and may arise from our increasing use of the public cloud. For example, we provide regular updates to our services, which can contain undetected defects when first released. Defects may also be introduced by our use of third-party software, including open-source software. Disruptions may result from errors we make in developing, delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service or ransomware attacks. We currently serve our customers primarily using equipment managed by us and co-located in third-party data centers operated by several different providers located around the world, and we serve certain of our customers that are primarily in highly regulated markets, using data center facilities operated by public cloud service providers. These data centers are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, energy grid constraints resulting in power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error or negligence. In addition, an increased use of the public cloud increases our vulnerability to cyberattacks. Despite precautions taken at these centers, problems at these centers have occurred, resulting in interruptions in our services. Such problems could occur again and result in similar or lengthier service interruptions and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. In addition to data center providers, we also have a large ecosystem of service providers that we use to deliver our products. If there is a compromise to data or other incident with our critical service providers, it may impact our ability to provide our services and reduce our productivity. Our customers use our services to manage important aspects of their businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. Similarly, customers may have unique requirements for system resiliency and performance depending on their business models and customers in highly regulated markets may have more demanding requirements that we may not be able to, or may not choose to, meet. The occurrence of payment delays, service credit, warranty or termination for material breach or other claims against us could result in an increase in our bad debt expense, an increase in collection cycles, an increase to our service level credit accruals, other increased expenses or risks of litigation. We may not have insurance sufficient to compensate us for potentially significant losses that may result from claims arising from disruptions to our services.

Lawsuits against us by third parties that allege we infringe their intellectual property rights could harm our business and operating results.

There is considerable patent and other IP development activity and claims and related litigation regarding patent and IP rights in our industry. Our competitors, other third parties, including practicing entities and non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use and have used to assert claims of infringement, misappropriation or other violations of IP rights against us. Moreover, the patent portfolios of many of our competitors and other third parties are larger than ours. This disparity may increase the risk that our competitors or other third parties may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. We have recorded material charges for legal settlements of such claims in the past. In any IP litigation, regardless of the scope or merit, we may incur substantial costs and attorney’s fees and, if the claims are successfully asserted against us and we are found to be infringing upon, misappropriating or otherwise violating the IP rights of others, we could be required to pay substantial damages and/or make substantial ongoing royalty payments; comply with an injunction and cease offering or modify our products and services; comply with other unfavorable terms, including settlement terms; and indemnify our customers and business partners, obtain costly licenses on their behalf, and/or refund fees or other payments previously paid to us. Further, upon expiration of the term of any agreements that allow us to use third-party IP, we may be unable to renew such agreements on favorable terms, if at all, in which case we may face IP litigation. The mere existence of any lawsuit, or any interim or final outcomes, and the public statements related to it (or absence of such statements) by the press, analysts and litigants could be unsettling to our customers and prospective customers. This could adversely impact our customer satisfaction and related renewal rates, cause us to lose potential sales, and could also be unsettling to investors or prospective investors and cause a substantial decline in our stock price. Any claim or litigation against us could be costly, time-consuming and divert the attention of management and key personnel from our business operations and harm our financial condition and operating results.

Our intellectual property protections may not provide us with a competitive advantage, and defending our intellectual property may result in substantial expenses that harm our operating results.

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand under patent, copyright, trademark, trade secret and other IP protections in the U.S. and other jurisdictions. Though we seek patent protection for our technology, we may not be successful in obtaining patent protection, and any patents acquired in the future may not provide competitive advantages or other value. In addition, any patents that have been or may be issued or acquired may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them. Further, legal standards relating to the validity, enforceability and scope of protection of IP rights vary.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use, or may have copied or obtained and used, our technology to develop products and services that provide features and functionality similar to ours. Policing unauthorized use of our IP and technology is difficult. Our competitors could also independently develop services equivalent to ours, and our IP rights may not be broad enough for us to prevent competitors from utilizing their developments to compete with us. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

Our IP rights may be challenged by others or invalidated through administrative proceedings or litigation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer services. The laws of some foreign countries may not offer effective protection for, or be as protective of, IP rights as those in the U.S., and mechanisms for enforcement of IP rights or available remedies may be inadequate, ineffective or scarce. We may be required to spend significant resources to monitor and protect our IP rights. We have initiated and, in the future, may initiate claims or litigation against third parties for infringement or misappropriation of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel and may result in counterclaims with respect to infringement or misappropriation of IP rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our IP rights or are required to incur substantial expenses defending our IP rights, our business and operating results may be adversely affected.

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

Our business depends upon the successful implementation of our products by our customers either through us or our partners. Further, our customers’ business, integration, migration, compliance and security requirements, or errors by us, our partners, or our customers, or other factors may cause implementations to be delayed, inefficient or otherwise unsuccessful. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned, delay our ability to sell additional products or fail to meet our customers’ expectations, resulting in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Some customers may lack the internal resources to manage a digital transformation such as our offering and, as a consequence, may be unable to see the benefits of our products. Unsuccessful, lengthy, or costly implementations and integrations could result in claims from customers, reputational harm, and opportunities for competitors to displace our products, each of which could have an adverse effect on our business and operating results.

Risks Related to the Financial Performance or Financial Position of Our Business

Our operating results may vary significantly from period to period, and if we fail to meet the financial performance expectations of investors or securities analysts, the price of our common stock could decline substantially.

Our operating results may vary significantly from period to period as a result of various factors, some of which are beyond our control. For any period, there is a risk that our financial performance will not meet the financial guidance we have previously given for that period, or we may otherwise fail to meet the financial performance expectations of the securities analysts who issue reports on our company and our common stock price or our investors. We also may issue financial guidance for a period that fails to meet the expectations of such securities analysts or investors. If any of the foregoing occurs, for any reason, either within or outside of our control, the price of our common stock could decline substantially and investors in our common stock could incur substantial losses. Some of the important factors that may cause our financial performance to vary widely, or cause our forward-looking financial guidance to fall below the expectations of such securities analysts or investors, include:
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
•seasonality of when we enter into customer agreements, including the timing of renewing certain customer cohorts;
•the length and complexity of the sales cycle and certification process for our services, especially for larger deals and sales to larger enterprises, government and regulated organizations;
•changes in the size, complexity and priorities of our customer relationships;
•changes to our management, sales and account management teams as we scale and evolve business priorities;
•changes in our or our competitors’ pricing policies or models;
•significant security breaches, technical difficulties or interruptions of our services;
•new solutions or products introduced by our competitors;
•changes in effective tax rates;
•changes in the average contract term of our customer agreements, timing of renewals, renewal rates, and expansion within our existing customers;
•the timing of customer payments and payment defaults by customers;
•extraordinary expenses such as litigation costs or damages, including settlement payments;
•the costs associated with acquiring new businesses and technologies and the follow-on costs of integration, including the tax effects of acquisitions;
•changes in laws or regulations impacting the delivery of our services;
•changes in the level of scrutiny applied by regulators and investors on our ESG program;
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

A decline in new subscriptions, expansion contracts, renewals or sales and market acceptance of our services, in a given period may not be fully reflected in our operating results for that period, but they will negatively affect our operating results in future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term.

As our business grows, we expect our revenue growth rate to decline over the long term.

You should not rely on our prior revenue growth as an indication of our future revenue growth. While we have experienced significant revenue growth in prior periods, our revenue growth rate has declined more recently, and we expect it to decline over the long term due to increasing competition, a decrease in the growth rate of our overall market or other reasons. We also expect our costs to increase in future periods as we continue to invest in our strategic priorities, which may not result in increased revenues or growth in our business.

Changes in our effective tax rate or disallowance of our tax positions may adversely affect our financial position and results.

We are subject to income taxes in the U.S. and various foreign jurisdictions. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities and the effects of acquisitions. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

Additionally, our future effective tax rate could be impacted by changes in accounting principles or changes in federal, state or international tax laws or tax rulings. For example, in August 2022, the Inflation Reduction Act was signed into law incorporating some of the Biden Administration’s proposals for corporate tax reform. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will comply with the law, which could affect our results of operations in the period issued. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Recent global tax developments applicable to multinational businesses and increased scrutiny under tax examinations could have a material impact on our business and negatively affect our financial results. Any changes in federal, state or international tax laws or tax rulings may increase our worldwide effective tax rate and harm our financial position and results of operations.

In addition, we may be subject to income tax audits by tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud computing companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on our results of operations for that period. Further, many of our most important intangible assets are held outside the U.S. and are subject to inter-company agreements regarding the development and distribution of those assets to other jurisdictions with potential challenge under permanent establishment or transfer pricing principles. While we believe that our position is appropriate and well founded, if our position were successfully challenged by taxing authorities in other jurisdictions, we may become subject to significant tax liabilities, which could harm our financial position and financial results.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

As of December 31, 2022, we have $1.5 billion aggregate principal amount of the 2030 Notes payable outstanding due on September 1, 2030, as described in Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to make payments on, repay or refinance the 2030 Notes in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control. If we decide to refinance the 2030 Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the 2030 Notes at all, both of which may adversely affect our financial condition. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, foreign exchange rates, economic downturns, recession, economic uncertainty, political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization and warfare have impacted and may continue to impact global currency exchange rates, commodity prices, energy markets, trade and movement of resources, which may adversely affect the buying power of our customers, our access to and cost of resources from our suppliers, and ability to operate or grow our business. In addition, from time to time, the U.S. and other key international economies have been impacted and may continue to be impacted by geopolitical and economic instability, high levels of credit defaults, international trade disputes, changes in demand for various goods and services, high levels of persistent unemployment, wage and income stagnation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies, international trade agreements, export controls, economic and trade sanctions, health crisis such as the COVID-19 pandemic and overall economic uncertainty. These conditions can arise suddenly and affect the rate of digital transformation spending and could adversely affect our customers’ or prospective customers’ ability or willingness to purchase our services, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

Foreign currency exchange rate fluctuations could harm our financial results.

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar have impacted and may continue to impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, unanticipated currency fluctuations have adversely affected and could continue to adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.

We use derivative instruments, such as foreign currency forwards, to hedge exposures that certain of our balance sheet items have to changes in foreign currency rates. These hedging contracts have reduced and may continue to reduce, but they have not and cannot entirely eliminate, the impact of adverse currency exchange rate movements. Further, unanticipated changes in currency exchange rates may result in poorer overall financial performance than if we had not engaged in any such hedging transactions as we may not be able to establish a perfect correlation between such hedging instruments and the exposures being hedged.

Risks Related to Ownership of Our Common Stock

Our stock price is likely to continue to be volatile and could subject us to litigation.

Our stock price is likely to continue to be volatile and subject to wide fluctuations. In addition, technology companies in general have highly volatile stock prices, and the volatility in stock price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting our stock price, some of which are beyond our control, include:
•changes in the estimates of our operating results, revenue growth, or changes in recommendations by securities analysts;
•announcements of new products, services or technologies, new applications or enhancements to services, strategic alliances, acquisitions, or other significant events by us or by our competitors;
•fluctuations in company valuations, such as high-growth or cloud companies, perceived to be comparable to us;
•changes to our management team;
•trading activity by directors, executive officers and significant shareholders, or the market’s perception that large shareholders intend to sell their shares;
•the inclusion, exclusion, or removal of our stock from any major trading indices;
•the size of our market float;
•the trading volume of our common stock, including sales following the exercise of outstanding options or vesting of equity awards;
•the economy as a whole, including, among others, macroeconomic uncertainty, economic and market downturns, geopolitical destabilization, inflation, increases in interest rates and fluctuations in foreign exchange rates;
•market conditions in our industry and the industries of our customers;
•changes to our credit ratings;
•the inability to conclude that our internal controls over financial reporting are effective;
•investor, customers, and potential customers perception of our ESG program and other issues impacting our reputation; and
•overall performance of the equity markets.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. This could materially adversely affect our business, operating results, and financial condition.

Provisions in our governing documents, Delaware law or 2030 Notes might discourage, delay or prevent a change of control or changes in our management and, therefore, depress our stock price.

Our certificate of incorporation and bylaws contain provisions that could depress our stock price by acting to discourage, delay or prevent a change in control or changes in our management that our shareholders may deem advantageous. These provisions, among other things:
•established a classified board (although our board will be fully declassified by our 2023 annual shareholders meeting);
•permit our board to establish the number of directors;
•provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our shareholders;
•require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws;
•authorize issuance of “blank check” preferred stock that our board could use to implement a shareholder rights plan;
•prohibit shareholder action by written consent, which requires all shareholder actions to be taken at a meeting;
•permit our board to make, alter or repeal our bylaws; and
•require advance notice for shareholders to submit director nominations or other business at annual shareholders meetings (although our bylaws permit shareholders proxy access).

Further, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and certain shareholders. In addition, the terms of our 2030 Notes may cause a delay or prevent a change in control of our company, as they allow noteholders to require us to repurchase their notes upon the occurrence of a change in control repurchase event.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located in Santa Clara, California, where we lease approximately 1,101,000 square feet of space under lease agreements for our business operations and product development. We also maintain offices globally. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

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

Stockholders

As of December 31, 2022, there were 15 registered stockholders of record (not including an indeterminate number of beneficial holders of stock held in street name through brokers and other intermediaries) of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index for each of the last five fiscal years ended December 31, 2018 through December 31, 2022, assuming an initial investment of $100. Data for the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022
ServiceNow, Inc.	100.00	136.55	216.52	422.14	497.82	297.78
NYSE Composite	100.00	91.05	114.28	122.26	147.54	133.75
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Systems Software	100.00	116.38	176.18	252.08	379.36	275.12

Unregistered Sales of Equity Securities

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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021, and year-to-year comparisons between fiscal 2022 and fiscal 2021 in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2020 and year-to-year comparisons between fiscal 2021 and fiscal 2020 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 3, 2022.

Our free cash flow measure included in the section entitled “—Key Business Metrics—Free Cash Flow,” is not in accordance with GAAP. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.

Overview

ServiceNow was founded on a simple premise: a better technology platform will help work flow better. Our purpose is to make the world work better for everyone. We help global enterprises across industries, universities and governments to digitize their workflows. The Now Platform, seamlessly connects workflows across siloed organizations and systems in a way that unlocks productivity, improves experiences for both employees and customers and delivers real business outcomes. We organize our workflow applications along four primary areas: Technology, Customer and Industry, Employee and Creator. The Now Platform enables our customers’ digital transformation from non-integrated enterprise technology solutions with manual and disconnected processes and activities, to integrated enterprise technology solutions with automation and connected processes and activities. The transformation to digital operations, enabled by the Now Platform, increases our customers’ resiliency and security and delivers great experiences and additional value to their employees and consumers.

We are closely monitoring the unfolding events of the Russian invasion of Ukraine. While the Russia-Ukraine conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenues both as of and for the year ended December 31, 2022 and December 31, 2021.

See the “Risk Factors” section in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the Russia-Ukraine conflict on our business.

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

As of December 31, 2022, our RPO was $14 billion, of which 49% represented cRPO. RPO and cRPO increased by 22%, respectively, compared to December 31, 2021. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,637, 1,346, and 1,082 customers with ACV greater than $1 million as of December 31, 2022, 2021 and 2020, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Free cash flow:
Net cash provided by operating activities	$2,723	$2,191	$1,786
Purchases of property and equipment	(550)	(392)	(419)
Free cash flow (1)	$2,173	$1,799	$1,367

(1)Free cash flow for the years ended December 31, 2021 and 2020 include the effect of $15 million and $82 million, respectively, relating to the repayments of convertible senior notes attributable to debt discount. Refer to Note 11 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the years ended December 31, 2022, 2021 and 2020. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

Revenue Recognition

We derive our revenues predominately from subscription revenues, which are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. For our cloud services, we recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration and are generally non-cancelable and without any refund-type provisions.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales organization and referral fees paid to independent third parties. Commissions and referral fees earned upon the execution of initial and expansion contracts are primarily deferred and amortized over a period of benefit that we have determined to be five years consistent with prior year. Commissions earned upon the renewal of customer contracts are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenues for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available. Determining the period of benefit, including average renewal term, requires judgment for which we take into consideration our customer contracts, our technology life cycle and other factors.

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

Due to cumulative losses, including tax deductible stock compensation, and based on all available positive and negative evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realizable as of December 31, 2022. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more likely than not to be realized in the future. In determining the need, or continued need, for a valuation allowance, we considered the weighting of the positive and negative evidence which includes, among other things, cumulative losses including tax deductible stock compensation expense, future growth, forecasted earnings and future taxable income. However, given our current earnings, anticipated future earnings and future taxable income, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon our publicly traded share price, foreign currency movements and macroeconomic conditions, among other factors. See Note 16 – Income Taxes, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on discussion on valuation allowance.

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

Change in Accounting Estimate

See Note 2 —Summary of Significant Accounting Policies — Use of Estimates, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on our change in estimated useful life of our data center equipment during 2022.

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

Professional services and other revenues. Our arrangements for professional services are primarily on a time-and-materials basis, and we generally invoice our customers monthly in arrears for the professional services based on actual hours and expenses incurred. Some of our professional services arrangements are on a fixed fee. Professional services revenues are recognized as services are delivered. Other revenues primarily consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days of invoice.

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79%, 79% and 81% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, as well as expansion with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures, and the terms of our commission plans, which incentivize our direct sales organization to meet their annual quotas by December 31. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality of entering into customer agreements is sometimes not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months, leading to a higher RPO in the fourth quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 12%, 14% and 10% for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Provision for Income Taxes

Provision for income taxes consist of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets as of December 31, 2022 and 2021. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Comparison of the years ended December 31, 2022 and 2021

Revenues

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Revenues:
Subscription	$6,891	$5,573	24%
Professional services and other	354	323	10%
Total revenues	$7,245	$5,896	23%
Percentage of revenues:
Subscription	95%	95%
Professional services and other	5%	5%
Total	100%	100%

Subscription revenues increased by $1.3 billion for the year ended December 31, 2022, compared to the prior year, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $253 million and $241 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the years ended December 31, 2022 and 2021, respectively.

We expect subscription revenues for the year ending December 31, 2023 to increase in absolute dollars and increase slightly as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2022.

Our expectations for revenues, cost of revenues and operating expenses for the year ending December 31, 2023 are based on the 31-day average of foreign exchange rates for December 31, 2022.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Digital workflow products	$6,077	$4,882	24%
ITOM products	814	691	18%
Total subscription revenues	$6,891	$5,573	24%

Our digital workflow products include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Management, Security Operations, Integrated Risk Management (formerly, Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Procurement Operation Management and Impact are generally priced on a per user basis. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

Professional services and other revenues increased by $31 million for the year ended December 31, 2022, compared to the prior year, due to an increase in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2023 to decrease in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2022. We continue to be focused on deploying our internal professional services organization as a strategic resource and working with our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Cost of revenues:
Subscription	$1,187	$1,022	16%
Professional services and other	386	331	17%
Total cost of revenues	$1,573	$1,353	16%
Gross profit percentage:
Subscription	83%	82%
Professional services and other	(9)%	(2)%
Total gross profit percentage	78%	77%
Gross profit:	$5,672	$4,543	25%

Cost of subscription revenues increased by $165 million for the year ended December 31, 2022, compared to the prior year, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $142 million as compared to prior year. Maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $46 million and amortization of intangible assets increased by $8 million as a result of recent acquisitions as compared to the prior year. Depreciation expense related to data center hardware and software decreased by $45 million, primarily due to the change in estimated useful life of data center equipment from three years to four years, for the year ended December 31, 2022, as compared to prior year.

We expect our cost of subscription revenues for the year ending December 31, 2023 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances and to increase slightly as a percentage of revenue compared to the year ended December 31, 2022. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our subscription gross profit percentage was 83% and 82% for the years ended December 31, 2022 and 2021, respectively. We expect our subscription gross profit percentage to decrease slightly for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Cost of professional services and other revenues increased by $55 million for the year ended December 31, 2022 as compared to the prior year. The increase was primarily due to increased headcount to support growth resulting in an increase in personnel-related costs including stock-based compensation, travel and overhead expenses.

Our professional services and other gross loss percentage increased to 9% for the year ended December 31, 2022, compared to 2% in the prior year, primarily driven by planned increase in headcount costs to support the business growth, increase in travel expense for customer implementations and investment in strategic initiatives. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Sales and Marketing

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Sales and marketing	$2,814	$2,292	23%
Percentage of revenues	39%	39%

Sales and marketing expenses increased by $522 million for the year ended December 31, 2022, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $411 million, compared to the prior year. Amortization expenses associated with deferred commissions increased by $68 million, compared to the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $33 million compared to the prior year, primarily due to increased program costs and travel for our annual Knowledge user conference.

We expect sales and marketing expenses for the year ending December 31, 2023 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from increased sales productivity and marketing efficiencies offset by growth in our international operations in 2023.

Research and Development

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Research and development	$1,768	$1,397	27%
Percentage of revenues	24%	24%

Research and development expenses (“R&D”) increased by $371 million during the year ended December 31, 2022, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $363 million compared to prior year.

We expect R&D expenses for the year ending December 31, 2023 to increase in absolute dollars, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
General and administrative	$735	$597	23%
Percentage of revenues	10%	10%

General and administrative expenses (“G&A”) increased by $138 million during the year ended December 31, 2022, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $142 million.

We expect G&A expenses for the year ending December 31, 2023 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from continued G&A productivity.
Stock-based Compensation

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Cost of revenues:
Subscription	$157	$128	23%
Professional services and other	67	59	14%
Sales and marketing	459	389	18%
Research and development	495	395	25%
General and administrative	223	160	39%
Total stock-based compensation	$1,401	$1,131	24%
Percentage of revenues	19%	19%

Stock-based compensation increased by $270 million during the year ended December 31, 2022, compared to the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of December 31, 2022, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2023 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of revenue compared to the year ended December 31, 2022. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 35% and 36% of total revenues for the years ended December 31, 2022 and 2021, respectively. Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) during the year ended December 31, 2022 had an unfavorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2022 at the exchange rates in effect for the year ended December 31, 2021 rather than the actual exchange rates in effect during the period, our reported subscription revenues and professional services and other revenues would have been $274 million and $19 million higher for the year ended December 31, 2022, respectively.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our cost of revenue, sales and marketing expense and R&D expenses during the year ended December 31, 2022. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2022 at the exchange rates in effect for the year ended December 31, 2021 rather than the actual exchange rates in effect during the period, our reported cost of revenues, sales and marketing and R&D expenses would have been $48 million, $78 million and $19 million higher for the year ended December 31, 2022, respectively. The impact from the foreign currency movements from the year ended December 31, 2021 to the year ended December 31, 2022 was not material to G&A expenses.

Interest Expense

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Interest expense	$(27)	$(28)	(4%)
Percentage of revenues	—%	—%

Interest expense decreased during the year ended December 31, 2022, compared to the prior year. For the year ending December 31, 2023, we expect to incur approximately $23 million of interest expense related to the 2030 Notes.

Other Income (Expense), net

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Interest income	$82	$20	310%
Other	(11)	—	NM
Other income (expense), net	$71	$20	255%

NM - Not meaningful

Other income (expense), net increased by $51 million during the year ended December 31, 2022, compared to the prior year, primarily driven by an increase in investment income from our managed portfolio resulting from the increase in interest rates.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other income (expense), net were immaterial for the years ended December 31, 2022 and 2021.

Provision for Income Taxes

	Year Ended December 31,		% Change
	2022	2021

	(dollars in millions)
Income before income taxes	$399	$249	60%
Provision for income taxes	74	19	289%
Effective tax rate	19%	8%	138%

Our effective tax rate was 19% and 8% for the year ended December 31, 2022 and December 31, 2021. The difference in rates was primarily attributable to revaluation of our deferred taxes to account for a change in United Kingdom tax rate and a partial valuation allowance related to acquired Lightstep, Inc. deferred tax liabilities in the year ended December 31, 2021. The income tax provision for the year ended December 31, 2022 was primarily attributable to the mix of earnings and losses in foreign jurisdictions with differing tax rates, state tax expense and the valuation allowance in the United States.

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

See Note 16– Income Taxes, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% for the years ended December 31, 2022, 2021 and 2020. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce; licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2023. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $6.4 billion as of December 31, 2022.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancelable licenses and services arrangements that are integral to our business operations, and operating lease obligations. In addition, we made the payment for the investment in Celonis SE of $100 million during the year ended December 31, 2022. Non-cancelable purchase commitments for business operations total $1,271 million as of December 31, 2022, due primarily over the next five years. Operating lease obligations totaling $895 million are principally associated with leased facilities and have varying maturities with $467 million due over the next five years.

To grow our business, we also invest in capital and other resources to expand our data centers and enable our workforce, and we acquire technology and businesses to supplement our technology portfolio. Our capital expenditures are typically under cancelable arrangements primarily used to support the installed base and growth of our hosted business. We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. During the year ended December 31, 2022, we paid cash to settle $94 million in principal of the 2022 Notes, which was comprised of early conversions of $6 million and remaining principal of $88 million for final settlement on June 1, 2022, the maturity date of our 2022 Notes.

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

	Year Ended December 31,
	2022	2021

	(in millions)
Net cash provided by operating activities	$2,723	$2,191
Net cash used in investing activities	(2,583)	(1,607)
Net cash used in financing activities	(344)	(506)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(257)	53

Operating Activities

Net cash provided by operating activities was $2.7 billion for the year ended December 31, 2022 compared to $2.2 billion for the prior year. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $2.6 billion compared to $1.6 billion for the prior year. The net increase in cash used in investing activities was primarily due to a $1,427 million increase in net purchases of investments, a $96 million increase in non-marketable investments mainly in Celonis SE and a $158 million increase in purchases of property and equipment, offset by a $694 million decrease in business combinations.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $344 million compared to $506 million for the prior year. The net decrease in cash used in financing activities is primarily due to a $185 million decrease in taxes paid related to net share settlement of equity awards, a $10 million increase in proceeds from employee stock plans, offset by a $33 million increase in repayments of convertible senior notes attributable to principal.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases, a non-cancelable $500 million agreement with Microsoft to purchase cloud services over five years for accelerating the Azure adoption for mutual customers, purchase obligations, debt and unrecognized tax benefits as of December 31, 2022. Refer to Note 17 “Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and British Pound Sterling, and therefore benefit from a weakening of the U.S. Dollar relative to these currencies and, conversely, are adversely affected by a strengthening of the U.S. Dollar relative to these currencies. Revenues denominated in U.S. Dollar as a percentage of total revenues was 72%, 70% and 71% for the years ended December 31, 2022, 2021 and 2020, respectively.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in operating income of $75 million, $62 million and $47 million for the years ended December 31, 2022, 2021 and 2020, respectively. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Interest Rate Sensitivity

We had an aggregate of $6.4 billion in cash, cash equivalents, short-term investments and long-term investments as of December 31, 2022. This amount was invested primarily in money market funds, certificates of deposit, corporate notes and bonds, government and agency securities and other debt securities with a minimum rating of BBB by Standard & Poor’s, Baa2 by Moody’s or BBB by Fitch. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments.

As of December 31, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $39 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of December 31, 2021, we had an aggregate of $4.9 billion in cash, cash equivalents, short-term investments and long-term investments, and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $30 million decline of the fair value of our available-for-sale securities.

Market Risk

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030. The 2030 Notes were issued at 99.63% of principal and we incurred approximately $13 million of debt issuance costs. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict the Company’s ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

In May and June 2017, we issued the 2022 Notes with an aggregate principal amount of $782.5 million. These 2022 Notes were recorded at face value less unamortized discount on our consolidated balance sheet. Because these instruments do not bear interest, we had no economic interest rate exposure associated with changes in interest rates. However, the fair value of our 2022 Notes was exposed to interest rate risks. In addition, the fair value of the 2022 Notes was affected by our stock price due to the conversion feature and would generally increase as the stock price increases. The remaining principal of 2022 Notes was settled on June 1, 2022.

We hold cash balances with multiple financial institutions in various countries and these balances routinely exceed deposit insurance limits.

As of December 31, 2022 and 2021, we had $252 million and $99 million, respectively, of non-marketable equity investments in privately held companies. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The timing and amount of observable price changes are influenced by market dynamics that can impact the valuation of our non-marketable equity investments. These changes could be material based on market conditions and events.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ServiceNow, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Subscription revenue recognition - customer contracts with multiple performance obligations

As described in Note 2 to the consolidated financial statements, the Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Subscription revenues include self-hosted offerings in which customers deploy, or the Company grants customers the option to deploy without significant penalty, the Company’s subscription services internally or contract with a third party to host the software. For these contracts, management accounts for the software element separately from the related support and updates as they are distinct performance obligations. The transaction price allocated to the software element is recognized when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term. As disclosed by management, evaluating the terms and conditions included within the Company’s customer contracts for appropriate revenue recognition and determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company recognized subscription revenues of $6.9 billion for the year ended December 31, 2022.

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
January 30, 2023
We have served as the Company’s auditor since 2011.

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,470	$1,728
Short-term investments	2,810	1,576
Accounts receivable, net	1,725	1,390
Current portion of deferred commissions	369	303
Prepaid expenses and other current assets	280	223
Total current assets	6,654	5,220
Deferred commissions, less current portion	742	623
Long-term investments	2,117	1,630
Property and equipment, net	1,053	766
Operating lease right-of-use assets	682	591
Intangible assets, net	232	287
Goodwill	824	777
Deferred tax assets	636	692
Other assets	359	212
Total assets	$13,299	$10,798
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$274	$89
Accrued expenses and other current liabilities	975	850
Current portion of deferred revenue	4,660	3,836
Current portion of operating lease liabilities	96	82
Current debt, net	—	92
Total current liabilities	6,005	4,949
Deferred revenue, less current portion	70	63
Operating lease liabilities, less current portion	650	556
Long-term debt, net	1,486	1,484
Other long-term liabilities	56	51
Total liabilities	8,267	7,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 600,000 shares authorized; 202,882 and 199,608 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	4,796	3,665
Accumulated other comprehensive income (loss)	(102)	34
Retained earnings (accumulated deficit)	338	(4)
Total stockholders’ equity	5,032	3,695
Total liabilities and stockholders’ equity	$13,299	$10,798

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Subscription	$6,891	$5,573	$4,286
Professional services and other	354	323	233
Total revenues	7,245	5,896	4,519
Cost of revenues (1):
Subscription	1,187	1,022	731
Professional services and other	386	331	256
Total cost of revenues	1,573	1,353	987
Gross profit	5,672	4,543	3,532
Operating expenses (1):
Sales and marketing	2,814	2,292	1,855
Research and development	1,768	1,397	1,024
General and administrative	735	597	454
Total operating expenses	5,317	4,286	3,333
Income from operations	355	257	199
Interest expense	(27)	(28)	(33)
Other income (expense), net	71	20	(16)
Income before income taxes	399	249	150
Provision for income taxes	74	19	31
Net income	$325	$230	$119
Net income per share - basic	$1.61	$1.16	$0.61
Net income per share - diluted	$1.60	$1.13	$0.59
Weighted-average shares used to compute net income per share - basic	201,430	198,094	193,096
Weighted-average shares used to compute net income per share - diluted	203,535	203,167	202,478
Other comprehensive income (loss):
Foreign currency translation adjustments	$(70)	$(41)	$66
Unrealized gains (losses) on investments, net of tax	(66)	(19)	3
Other comprehensive income (loss)	(136)	(60)	69
Comprehensive income	$189	$170	$188

(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenues:
Subscription	$157	$128	$98
Professional services and other	67	59	52
Operating expenses:
Sales and marketing	459	389	320
Research and development	495	395	282
General and administrative	223	160	118

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	189,461	$—	$2,455	$(353)	$25	$2,127
Common stock issued under employee stock plans	4,099	—	152	—	—	152
Taxes paid related to net share settlement of equity awards	—	—	(509)	—	—	(509)
Stock-based compensation	—	—	874	—	—	874
Settlement of 2022 Warrants	2,285	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(1,377)	—	—	(1,377)
Benefit from exercise of 2022 Note Hedge	—	—	1,379	—	—	1,379
Other comprehensive income, net of tax	—	—	—	—	69	69
Net income	—	—	—	119		119
Balance at December 31, 2020	195,845	$—	$2,974	$(234)	$94	$2,834
Common stock issued under employee stock plans	3,227	—	168	—	—	168
Taxes paid related to net share settlement of equity awards	—	—	(612)	—	—	(612)
Stock-based compensation	—	—	1,130	—	—	1,130
Shares granted related to business combination	—	—	6	—	—	6
Settlement of 2022 Warrants	536	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(225)	—	—	(225)
Benefit from exercise of 2022 Note Hedge	—	—	224	—	—	224
Other comprehensive loss, net of tax	—	—	—	—	(60)	(60)
Net income	—	—	—	230	—	230
Balance at December 31, 2021	199,608	$—	$3,665	$(4)	$34	$3,695
Cumulative-effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	(19)	17	—	(2)
Common stock issued under employee stock plans	2,671	—	177	—	—	177
Taxes paid related to net share settlement of equity awards	—	—	(427)	—	—	(427)
Stock-based compensation	—	—	1,400	—	—	1,400
Settlement of 2022 Warrants	603	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	(233)	—	—	(233)
Benefit from exercise of 2022 Note Hedge	—	—	233	—	—	233
Other comprehensive loss, net of tax	—	—	—	—	(136)	(136)
Net income	—	—	—	325	—	325
Balance at December 31, 2022	202,882	$—	$4,796	$338	$(102)	$5,032

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$325	$230	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	472	336
Amortization of deferred commissions	358	294	218
Amortization of debt discount and issuance costs	—	7	24
Stock-based compensation	1,401	1,131	870
Deferred income taxes	15	(34)	(24)
Repayments of convertible senior notes attributable to debt discount	—	(15)	(82)
Loss on extinguishment of 2022 Notes	—	3	47
Other	17	45	(2)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(340)	(401)	(152)
Deferred commissions	(566)	(565)	(365)
Prepaid expenses and other assets	(39)	(93)	(55)
Accounts payable	172	55	(34)
Deferred revenue	904	960	711
Accrued expenses and other liabilities	43	102	175
Net cash provided by operating activities	2,723	2,191	1,786
Cash flows from investing activities:
Purchases of property and equipment	(550)	(392)	(419)
Business combinations, net of cash acquired	(91)	(785)	(107)
Purchases of intangibles	—	(7)	(13)
Purchases of investments	(4,038)	(2,485)	(2,922)
Purchases of non-marketable investments	(167)	(71)	(12)
Sales and maturities of investments	2,245	2,119	1,965
Other	18	14	1
Net cash used in investing activities	(2,583)	(1,607)	(1,507)
Cash flows from financing activities:
Net proceeds from borrowings on 2030 Notes	—	—	1,482
Repayments of convertible senior notes attributable to principal	(94)	(61)	(1,628)
Net proceeds from unwind of 2022 Note Hedge	—	—	1,106
Proceeds from employee stock plans	177	167	146
Taxes paid related to net share settlement of equity awards	(427)	(612)	(509)
Net cash provided by (used in) financing activities	(344)	(506)	597
Foreign currency effect on cash, cash equivalents and restricted cash	(53)	(25)	25
Net change in cash, cash equivalents and restricted cash	(257)	53	901
Cash, cash equivalents and restricted cash at beginning of period	1,732	1,679	778
Cash, cash equivalents and restricted cash at end of period	$1,475	$1,732	$1,679
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,470	$1,728	$1,677
Restricted cash included in prepaid expenses and other current assets	5	4	2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,475	$1,732	$1,679
Supplemental disclosures of other cash flow information:
Interest paid	$24	$41	$—
Income taxes paid, net of refunds	45	36	39
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	233	225	275
Benefit from exercise of 2022 Note Hedge	233	224	273
Property and equipment included in accounts payable, accrued expenses and other liabilities	74	63	35

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Description of the Business

ServiceNow was founded on a simple premise: a better technology platform will help work flow better. We help global enterprises across industries, universities and governments to digitize their workflows. We organize our workflow applications along four primary areas: Technology, Customer and Industry, Employee and Creator. The products under each of our workflows help customers connect, automate and empower work across systems and silos to enable great outcomes for businesses and great experiences for people. The Now Platform integrates with our customers’ cloud platforms and systems of choice, allowing our customers to deliver workflows across their current and future preferred systems of record and collaboration platforms.

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

In January 2022, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from three to four years. This change in accounting estimate was effective beginning fiscal year 2022. Based on the carrying amount of data center equipment included in property and equipment, net as of December 31, 2021, the effect of this change in estimate for the year ended December 31, 2022, was a reduction in depreciation expense of $81 million and an increase in net income of $76 million, or $0.38 per share basic and $0.37 per share diluted.

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

Professional services and other revenues

Our professional services arrangements are primarily on a time-and-materials basis, and we generally invoice our customers monthly in arrears for these professional services based on actual hours and expenses incurred. Some of our professional services arrangements are on a fixed fee. Professional services revenues are recognized as services are delivered. Other revenues mainly consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days from the invoice date.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales organization and referral fees paid to independent third parties. Deferred commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. Commissions and referral fees earned upon the execution of initial and expansion contracts are primarily deferred and amortized over a period of benefit that we have determined to be five years. Commissions earned upon the renewal of customer contracts are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenue for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available and the remaining portion of the commission cost is expensed over the period of benefit. We determine the period of benefit by taking into consideration our customer contracts, our technology life cycle and other factors. The amortization of deferred commissions is included in sales and marketing expense in our consolidated statements of comprehensive income. There was no impairment loss in relation to the incremental selling costs capitalized for all periods presented.

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

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit, U.S. government and agency securities and mortgage-backed and asset-backed securities. We classify investments as available-for-sale at the time of purchase. All investments are recorded at estimated fair value and investments with original maturities of less than one year at time of purchase is classified as short-term. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax, a component of stockholders’ equity, except for credit-related impairment losses for available-for-sale debt securities.

We evaluate investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether we expect to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other income (expense), net in the consolidated statements of comprehensive income. For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $28 million and $12 million, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of comprehensive income.

Strategic Investments

Strategic investments consist of debt and non-marketable equity investments in privately held companies in which we do not have a controlling interest or significant influence. We have elected to apply the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred. We include these strategic investments in other assets on our consolidated balance sheets.

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

Capitalized Software Development Costs

Software development costs for software to be sold, leased or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Costs and time incurred between the establishment of technological feasibility and product release have not been material, and all software development costs have been charged to research and development expense in our consolidated statements of comprehensive income.

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

Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities, less current portion in our consolidated balance sheets. We did not have any financing leases in any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill is evaluated for impairment at least annually or more frequently if circumstances indicate that goodwill may not be recoverable. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to fair value and goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Any excess of the carrying value of the goodwill above its fair value is recognized as an impairment loss.

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

Advertising Costs

Advertising costs, excluding costs related to our annual Knowledge user conference and other user forums, are expensed as incurred and are included in sales and marketing expense. These costs for the years ended December 31, 2022, 2021 and 2020 were $201 million, $198 million and $172 million, respectively.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing us to credit risk consist primarily of cash, cash equivalents, derivative contracts, investments and accounts receivable. We hold cash at financial institutions that management believes are high credit quality financial institutions and invest in investment-grade debt securities. Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and entering into master netting arrangements, which permit net settlement of transactions with the same counterparty. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments.

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2022 and 2021, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. The allowance for doubtful accounts and write offs were not material for each of the periods ending December 31, 2022, 2021 and 2020.

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

Acquired Contract Assets and Contract Liabilities

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The new standard is effective for interim and annual periods beginning after December 15, 2022. We adopted this standard in the second quarter beginning April 1, 2022. The adoption had no impact to our consolidated financial statements for the year ended December 31, 2022.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the consolidated balance sheets (in millions):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$558	$—	$(2)	$556
Corporate notes and bonds	3,414	—	(52)	3,362
Certificates of deposit	162	—	—	162
U.S. government and agency securities	768	—	(2)	766
Mortgage-backed and asset-backed securities	98	—	(17)	81
Total available-for-sale securities	$5,000	$—	$(73)	$4,927

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$528	$—	$—	$528
Corporate notes and bonds	2,418	1	(7)	2,412
Certificates of deposit	28	—	—	28
U.S. government and agency securities	140	—	—	140
Mortgage-backed and asset-backed securities	100	—	(2)	98
Total available-for-sale securities	$3,214	$1	$(9)	$3,206

As of December 31, 2022, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

December 31, 2022
Due within 1 year	$2,810
Due in 1 year through 5 years	2,036
Instruments not due in single maturity	81
Total	$4,927

As of December 31, 2022 and 2021, the fair value of available-for-sale securities in a continuous unrealized loss position totaled $4,232 million and $2,416 million, respectively, the majority of which has been in a continuous unrealized loss position for greater than 12 months.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not deemed material as of December 31, 2022.

Non-Marketable Equity Investments

As of December 31, 2022 and 2021, the total amount of non-marketable equity investments in privately held companies included in other assets on our consolidated balance sheets was $252 million and $99 million, respectively. Our non-marketable equity investments are accounted for using the measurement alternative, which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. We classify these fair value measurements as Level 3 within the fair value hierarchy.

In March 2022, we purchased $100 million of common and preferred shares of Celonis SE, a privately held company that develops and sells process mining software, in exchange for cash.

(4) Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2022 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$738	$—	$738
Commercial paper	—	36	36
Corporate notes and bonds	—	10	10
Certificates of deposit	—	2	2
Deposits	124	—	124
U.S. government and agency securities	—	8	8
Marketable securities:
Commercial paper	—	556	556
Corporate notes and bonds	—	3,362	3,362
Certificates of deposit	—	162	162
U.S. government and agency securities	—	766	766
Mortgage-backed and asset-backed securities	—	81	81
Total	$862	$4,983	$5,845

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2021 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$706	$—	$706
Commercial paper	—	110	110
Corporate notes and bonds	—	28	28
Certificates of deposit	—	8	8
Deposits	235	—	235
Marketable securities:
Commercial paper	—	528	528
Corporate notes and bonds	—	2,412	2,412
Certificates of deposit	—	28	28
U.S. government and agency securities	—	140	140
Mortgage-backed and asset-backed securities	—	98	98
Total	$941	$3,352	$4,293

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 11 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and are immaterial as of December 31, 2022 and 2021.

(5) Business Combinations

2022 Business Combinations

During the year ended December 31, 2022, we completed certain acquisitions for total purchase consideration of $92 million primarily to enhance our products with the acquired technology and engineering workforce. The acquisitions were not material to our consolidated financial statements, either individually or in the aggregate.

2021 Business Combinations

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

On January 8, 2021, we acquired all outstanding stock of Element AI Inc., a leading enterprise artificial intelligence solution provider, for $228 million in an all-cash transaction. The purchase price was allocated based on the estimated fair value of developed technology intangible asset of $85 million (five-year estimated useful life), net tangible assets of $16 million and goodwill of $81 million, which is partially deductible for income tax purposes. At time of acquisition, we established an unrecognized tax benefit of $43 million on pre-acquisition net operating loss carryforwards and other tax attributes which was subsequently released resulting in establishment of deferred tax asset based on completion of valuation and filing certain tax returns in the third quarter of 2021.

Goodwill is primarily attributed to the value expected from synergies resulting from the business combinations. The fair values assigned to tangible and intangible assets acquired, liabilities assumed and income taxes payable and deferred taxes are based on management’s estimates and assumptions. The Company finalized the fair value measurements within one year from the acquisition date.

During the year ended December 31, 2021, we also completed certain acquisitions for total purchase consideration of $66 million primarily to enhance our products with the acquired technology and engineering workforce. These acquisitions were not material to our consolidated financial statements, either individually or in the aggregate.

2020 Business Combinations

During the year ended December 31, 2020, we completed certain acquisitions for total purchase consideration of $116 million primarily to enhance our products with the acquired technology and engineering workforce. These acquisitions were not material to our consolidated financial statements, either individually or in the aggregate.

We have included the financial results of business combinations in the consolidated financial statements from the respective dates of acquisition, which were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as it is impracticable due to the lack of availability of historical financial statements that comply with GAAP. Aggregate acquisition-related costs associated with business combinations are not material for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in general and administrative expenses in our consolidated statements of comprehensive income as incurred.

(6) Goodwill and Intangible Assets

Goodwill balances consist of the following (in millions):

Carrying Amount
Balance as of December 31, 2020	$241
Goodwill acquired	538
Foreign currency translation adjustments	(2)
Balance as of December 31, 2021	$777
Goodwill acquired	68
Foreign currency translation adjustments	(21)
Balance as of December 31, 2022	$824

Intangible assets consist of the following (in millions):

	December 31, 2022	December 31, 2021
Developed technology	$434	$415
Patents	72	69
Other	15	14
Intangible assets, gross	$521	$498
Less: accumulated amortization	(289)	(211)
Intangible assets, net	$232	$287
The weighted-average useful life of the acquired developed technology for each of the years ended December 31, 2022 and 2021 was approximately five years. Amortization expense for intangible assets was approximately $81 million, $76 million and $46 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2022 (in millions):

Years Ending December 31,
2023	$78
2024	71
2025	51
2026	20
2027	6
Thereafter	6
Total future amortization expense	$232

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2022	2021
Computer equipment	$1,606	$1,226
Computer software	82	77
Leasehold and other improvements	226	200
Furniture and fixtures	81	74
Construction in progress	53	14
Property and equipment, gross	2,048	1,591
Less: Accumulated depreciation	(995)	(825)
Property and equipment, net	$1,053	$766

Construction in progress consists of costs related to leasehold and other improvements. Depreciation expense was $261 million, $312 million and $225 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(8) Derivative Contracts

As of December 31, 2022 and 2021, we had foreign currency forward contracts with total notional values of $1,360 million and $833 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Outstanding foreign currency forward contracts are recorded at gross fair value as prepaid expenses and other current assets as well as accrued expenses and other current liabilities on the consolidated balance sheets. The gross fair value of these foreign currency forward contracts was immaterial as of December 31, 2022 and 2021. The gains (losses) recognized for these foreign currency forward contracts were immaterial for each of the years ended December 31, 2022, 2021 and 2020.

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the year ended December 31, 2022 from amounts included in deferred revenue as of December 31, 2021 were $3.7 billion. Revenues recognized during the year ended December 31, 2021 from amounts included in deferred revenue as of December 31, 2020 were $2.9 billion.

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

As of December 31, 2022, the total non-cancelable RPO under our contracts with customers was $14 billion, and we expect to recognize revenues on approximately 49% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2022	2021
Accrued payroll	$490	$444
Taxes payable	109	101
Other employee related liabilities	150	121
Other	226	184
Total accrued expenses and other current liabilities	$975	$850

(11) Debt

The following table summarizes the carrying value of our outstanding debt (in millions), net of unamortized debt discount and issuance costs of $14 million and $18 million at December 31, 2022 and 2021, respectively:

	December 31, 2022		December 31, 2021
	2030 Notes	2022 Notes	2030 Notes	2022 Notes
Current, net	$—	$—	$—	$92
Long-term, net	1,486	—	1,484	—
Total debt	$1,486	$—	$1,484	$92

We consider the fair value of the 2030 Notes at December 31, 2022, and the 2022 Notes and 2030 Notes at December 31, 2021 to be a Level 2 measurement. The estimated fair value of the 2030 Notes at December 31, 2022, and the 2022 Notes and 2030 Notes at December 31, 2021 is based on the closing trading price per $100 of the 2030 Notes and 2022 Notes as follows (in millions):

	December 31, 2022	December 31, 2021
2022 Notes	$—	$440
2030 Notes	$1,144	$1,400

2030 Notes

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred approximately $13 million for debt issuance costs. The effective interest rate for the 2030 Notes was 1.53%, including coupon interest, amortization of debt issuance costs and amortization of the debt discount. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict the Company’s ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

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

As described in Note 2, we adopted the new accounting standard for debt with conversion options effective January 1, 2022 using a modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of the new standard, in accounting for the issuance of the 2022 Notes and the related transaction costs, we valued and bifurcated the conversion option from the host debt instrument, referred to as debt discount, and recorded the conversion option of $160 million in equity at issuance. The resulting debt discount and transaction costs allocated to the liability component were amortized to interest expense using the effective interest method over the term of the 2022 Notes. Upon adoption of the new accounting standard on January 1, 2022, we recombined the liability and equity components of the 2022 Notes, including the related issuance costs, assuming the instrument was accounted for as a single liability from inception to the date of adoption. Issuance costs were presented as a deduction from the outstanding principal balance of the 2022 Notes and amortized to interest expense using the effective interest method over the term of the 2022 Notes.

	Convertible Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares
				(in millions)
2022 Notes	February 1, 2022	$134.75	7.42 shares	6

Conversion of the 2022 Notes. On or after February 1, 2022 (the “Convertible Date”), a holder was able to convert all or any portion of its 2022 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding maturity, and such conversions were settled on the maturity date.

Prior to the Convertible Date, holders of the 2022 Notes could convert their 2022 Notes at their option if, during any calendar quarter the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (in each case, the “Conversion Condition”).

The Conversion Condition for the 2022 Notes was met for all the quarters ended June 30, 2018 through December 31, 2021, except for the quarter ended December 31, 2018. Therefore, our 2022 Notes became convertible at the holders’ option beginning on July 1, 2018 through January 31, 2022, except for the quarter ended March 31, 2019 because the Conversion Condition for the 2022 Notes was not met for the quarter ended December 31, 2018.

During the year ended December 31, 2022, we paid cash to settle $94 million in principal of the 2022 Notes, which was comprised of early conversions of $6 million and the remaining principal of $88 million for the final settlement on June 1, 2022, the maturity date of our 2022 Notes. As a result of the settlements, we also recorded a net reduction to additional paid-in capital of $212 million offset by $212 million benefit from the 2022 Note Hedge (as defined below).

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

	Purchase	Initial Shares	Shares as of December 31, 2022

	(in millions)
2022 Note Hedge	$128	6	—

The 2022 Note Hedge covered shares of our common stock at a strike price per share that corresponded to the initial conversion price of the 2022 Notes, subject to adjustment, and were exercisable upon conversion of the 2022 Notes. The 2022 Note Hedge expired upon the maturity of the 2022 Notes and since the quarter ended June 30, 2022, the 2022 Note Hedge is no longer outstanding. The 2022 Note Hedge was intended to reduce the potential economic dilution upon conversion of the 2022 Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the 2022 Notes. The 2022 Note Hedge was a separate transaction and was not part of the terms of the 2022 Notes. Holders of the 2022 Notes did not have any rights with respect to the 2022 Note Hedge. The 2022 Note Hedge did not impact earnings per share, as it was entered into to offset any dilution from the 2022 Notes.

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

Warrants

	Proceeds	Initial Shares	Strike Price	First Expiration Date	Shares as of December 31, 2022
	(in millions)	(in millions)			(in millions)
2022 Warrants	$54	6	$203.40	September 1, 2022	—

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

In connection with the 2022 Notes Repurchase and early note conversions, we entered into partial unwind agreements to reduce the number of warrants outstanding under the 2022 Warrants by delivering an aggregate of 0.5 million shares of our common stock during the year ended December 31, 2021.

During the quarter ended June 30, 2022. we entered into unwind agreements to settle the remaining portion of the 2022 Warrants by delivering an aggregate of 0.6 million shares of our common stock. Accordingly, the 2022 Warrants were no longer outstanding as of June 30, 2022.

(12) Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our consolidated balance sheets (in millions):

	December 31,
	2022	2021
Foreign currency translation adjustment	$(25)	$46
Net unrealized loss on investments	(77)	(12)
Accumulated other comprehensive income (loss)	$(102)	$34

Reclassification adjustments out of accumulated other comprehensive income (loss) into net income were not material for all periods presented.

(13) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of December 31, 2022. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2022, we had 202.9 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2022
Stock plans:
Options outstanding	1,237
RSUs (1)	5,737
Shares of common stock available for future grants:
2021 Equity Incentive Plan (2)	5,312
Amended and Restated 2012 Employee Stock Purchase Plan (2)	8,996
2022 New-Hire Equity Incentive Plan (2)	1,045
Total shares of common stock reserved for future issuance	22,327

(1)Represents the number of shares issuable upon settlement of outstanding RSUs and PRSUs, as discussed in Note 14.
(2)Refer to Note 14 for a description of these plans.

During the years ended December 31, 2022 and 2021, we issued a total of 2.7 million shares and 3.2 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from ESPP. In addition, as described in Note 11, during the years ended December 31, 2022 and 2021, we issued 0.6 million and 0.5 million shares of our common stock upon the settlement of the remaining portion and partial unwind of the 2022 Warrants, respectively.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10 million shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock or delaying or preventing a change in control. At December 31, 2022 and 2021, no shares of preferred stock were outstanding.

(14) Equity Awards

We currently have three equity incentive plans: 2012 Equity Incentive Plan (the “2012 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2022 New-Hire Equity Incentive Plan (the “2022 Plan”). The 2012 Plan was terminated in connection with the approval of the 2021 Plan on June 7, 2021 but continues to govern the terms of outstanding equity awards that were granted prior to the termination of the 2012 Plan. As of June 7, 2021, we no longer grant equity awards pursuant to the 2012 Plan. On November 7, 2022, the 2022 Plan was approved for newly hired employees prospectively.

The 2021 Plan and the 2012 Plan provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, “equity awards”). The 2022 Plan permits the grant of any of the foregoing awards with the exception of incentive stock options. In addition, the 2022 Plan, the 2021 Plan and the 2012 Plan provide for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants. Prior to June 7, 2021, the 2012 Plan share reserve was increased to the extent outstanding stock options under the 2005 Plan expire or terminate unexercised.

Our Amended and Restated 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. Prior to June 7, 2021, the number of shares of common stock reserved for issuance automatically increased on January 1 of each year, by up to 1% of the total number of shares of common stock outstanding on December 31 of the preceding year as determined by our board of directors. As of June 7, 2021, the automatic increase provision was removed. Therefore, for the remaining term of the 2012 ESPP, the share reserve will not be increased without shareholder approval.

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

A summary of stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2021	1,305	$551.39
Granted	23	$591.66
Exercised	(85)	$32.30		$40
Canceled	(6)	$66.58
Outstanding at December 31, 2022	1,237	$590.36	8.3	$43
Vested and expected to vest as of December 31, 2022	1,075	$578.24	8.3	$43
Vested and exercisable as of December 31, 2022	142	$165.31	5.2	$32

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value for stock options exercised for the years ended December 31, 2022, 2021 and 2020, was $40 million, $140 million and $199 million, respectively.

The total fair value of shares vested was $11 million, $10 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The weighted-average grant-date fair values of stock options granted was $273.63 and $248.85 per share for the years ended December 31, 2022 and 2021, respectively. No stock options were granted during the year ended December 31, 2020.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award") and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market condition for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met but no earlier than two years. The performance and market condition must be achieved by September 30, 2026 (the "Performance Period"). The stock price metric will be achieved when both the 180-Day volume weighted-average price ("VWAP") and the 30-Day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant.

The fair value of the 2021 Performance Awards and the corresponding derived service periods were estimated using the Monte Carlo simulation. Stock-based compensation expense is recognized on a graded vesting basis over the requisite service period for each respective tranche, but not shorter than the two-year minimum service period, and includes an assessment of when it is probable the performance condition will be achieved, which involves a subjective assessment of our future financial projection.

As of December 31, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $84 million. The weighted-average remaining vesting period of unvested stock options at December 31, 2022 was two years.

RSUs

A summary of RSU activity was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2021	5,808	$416.00
Granted	3,719	$541.24
Vested	(3,075)	$389.27
Forfeited	(715)	$469.06
Outstanding at December 31, 2022	5,737	$505.79
Expected to vest as of December 31, 2022	4,983

RSUs outstanding as of December 31, 2022 were comprised of 5.3 million RSUs with only service conditions and 0.4 million RSUs with both service conditions and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $1.5 billion, $2.1 billion and $1.8 billion for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the aggregate intrinsic value of RSUs outstanding was $2.2 billion and RSUs expected to vest was $1.9 billion. The weighted-average grant-date fair value of RSUs granted was $541.24, $577.26 and $367.52 per share for the years ended December 31, 2022, 2021 and 2020, respectively.

For the years ended December 31, 2022 and 2021, PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the year ended December 31, 2022 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year.

We recognized $121 million, $124 million, and $70 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the year ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.2 billion and the weighted-average remaining vesting period was approximately three years.

Valuation Assumptions

The following assumptions were used in the Black-Scholes options pricing model and the Monte Carlo simulation model, to estimate our stock-based compensation on the date of grant for ESPP, stock options and PRSUs, respectively, as applicable.

	Year Ended December 31,
	2022	2021	2020
Risk Free Interest Rate
ESPP	0.06% - 2.96%	0.06% - 0.11%	0.11% - 2.04%
Stock Options	2.04%	1.20% - 1.45%	*
PRSU	1.76%	0.19% - 0.20%	**
Expected Term (in years)
ESPP	0.5	0.5	0.5
Stock Options	10	7.5 - 10	*
Expected Volatility
ESPP	35% - 59%	35% - 60%	30% - 60%
Stock Options	40%	38% - 41%	*
PRSU	42%	41% - 42%	**
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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$325	$230	$119
Denominator:
Weighted-average shares outstanding - basic	201,430	198,094	193,096
Weighted-average effect of potentially dilutive securities:
Common stock options	117	293	547
RSUs	1,555	3,429	4,421
2022 Notes	—	535	842
2022 Notes settlements	280	116	1,931
2022 Warrants	—	649	920
Settlement of 2022 Warrants	153	51	721
Weighted-average shares outstanding - diluted	203,535	203,167	202,478
Net income per share - basic	$1.61	$1.16	$0.61
Net income per share - diluted	$1.60	$1.13	$0.59

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common stock options	1,084	998	—
RSUs	3,265	381	347
ESPP obligations	309	209	224
Total potentially dilutive securities	4,658	1,588	571

(16) Income Taxes

The components of income before income taxes by U.S. and foreign jurisdictions were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$173	$152	$13
Foreign	226	97	137
Total	$399	$249	$150

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current provision:
Federal	$—	$—	$—
State	13	1	—
Foreign	46	52	53
	59	53	53
Deferred provision:
Federal	(1)	(3)	(5)
State	(1)	(3)	(1)
Foreign	17	(28)	(16)
	15	(34)	(22)
Provision for income taxes	$74	$19	$31

The effective income tax rate differs from the federal statutory income tax rate applied to the income before income taxes due to the following (in millions):

	Year Ended December 31,
	2022	2021	2020

Tax computed at U.S. federal statutory rate	$84	$53	$31
State taxes, net of federal benefit	10	—	—
U.S. tax on foreign earnings	96	—	—
Tax rate differential for international subsidiaries	18	6	8
Stock-based compensation	7	(160)	(157)
Executive compensation	22	23	25
Tax credits	(70)	(76)	(64)
Other	7	4	4
Valuation allowance	(100)	169	184
Provision for income taxes	$74	$19	$31

Significant components of our deferred tax assets are shown below (in millions). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$605	$1,061
Credit carryforwards	388	318
Lease liability	178	152
Capitalized research and development	262	—
Depreciation and amortization	553	587
Other	159	126
Total deferred tax assets	2,145	2,244
Less valuation allowance	(1,228)	(1,326)
	917	918
Deferred tax liabilities:
Right of use asset	(162)	(141)
Other	(129)	(94)
Net deferred tax assets	$626	$683

The unremitted earnings of our foreign subsidiaries are not considered indefinitely reinvested, except in certain designated jurisdictions in which the resident entity is a service provider that is not expected to generate substantial amounts of cash in excess of what may be reinvested by the local entity. We have not provided for state income or withholding taxes on the undistributed earnings of foreign subsidiaries, which are considered indefinitely invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is not material as of December 31, 2022.

As of December 31, 2022, we had U.S. federal net operating loss and federal tax credit carryforwards of approximately $2.0 billion and $313 million, respectively. The federal tax credits will begin to expire in 2024 if not utilized. In addition, as of December 31, 2022, we had state net operating loss and state tax credit carryforwards of approximately $1.5 billion and $229 million, respectively. The state net operating loss will begin to expire in 2023 if not utilized; however, the tax-effected amount due to expire in 2023 is immaterial. State tax credits and a portion of the federal net operating loss carryforwards can be carried forward indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

We maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2022. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses in the U.S. during the prior three years, including tax deductible stock compensation, and based on all available positive and negative evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized as of December 31, 2022. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon our publicly traded share price, foreign currency movements and macroeconomic conditions, among other factors.

The $98 million decrease in the 2022 valuation allowance was primarily attributable to a decrease in deferred tax assets related to the utilization of net operating losses. The $197 million increase in the 2021 valuation allowance was primarily attributable to an increase in deferred tax assets related to net operating losses and R&D tax credits partially offset by a valuation allowance release related to Lightstep, Inc. acquired deferred tax liabilities. The $210 million increase in the 2020 valuation allowance was primarily attributable to an increase in deferred tax assets related to net operating losses.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning period	$124	$81	$37
Tax positions taken in prior period:
Gross increases	—	5	6
Gross decreases	(1)	—	(1)
Tax positions taken in current period:
Gross increases	38	38	39
Lapse of statute of limitations	—	—	—
Settlements	(2)	—	—
Balance, end of period	$159	$124	$81

As of December 31, 2022, we had gross unrecognized tax benefits of approximately $159 million, of which $31 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $5 million and $4 million at December 31, 2022 and 2021, respectively. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions are recognized as income tax expense and will be released upon the expiration of the statutes of limitations. These amounts are also not material for any periods presented.

We are subject to taxation in the United States and foreign jurisdictions. As of December 31, 2022, our tax years 2004 to 2021 remain subject to examination in most jurisdictions.

There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and we do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. Although the timing of the resolution, settlement and closure of any audit is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years that remain subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

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

Total operating lease costs was $112 million, $100 million and $83 million, excluding short-term lease costs, variable lease costs and sublease income each of which were immaterial, for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities was $75 million for each of the years ended December 31, 2022 and 2021. Operating lease liabilities arising from obtaining operating right-of-use assets was $192 million and $223 million for the years ended December 31, 2022 and 2021, respectively, which is largely related to additional office facilities located in Santa Clara, California in line with the original commitment.

As of December 31, 2022, the weighted-average remaining lease term is approximately ten years and the weighted-average discount rate is 3.5%.

Maturities of operating lease liabilities as of December 31, 2022 are presented in the table below (in millions):

Years Ending December 31,
2023	$115
2024	100
2025	100
2026	81
2027	71
Thereafter	428
Total operating lease payments	895
Less: imputed interest	(149)
Present value of operating lease liabilities	$746

In addition to the amounts above, as of December 31, 2022, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $103 million. These operating leases are expected to commence in 2023 with lease terms of ten to twelve years.

Other Contractual Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities related to our daily business operations. Future minimum payments under our non-cancelable purchase commitments as of December 31, 2022 are presented in the table below (in millions):

Purchase Obligations (1)
Years Ending December 31,
2023	$289
2024	219
2025	98
2026	69
2027	542
Thereafter	54
Total	$1,271

(1)Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences to be held in 2023 and future years. If we had canceled these contractual commitments as of December 31, 2022, we would have been obligated to pay cancellation penalties of approximately $56 million in aggregate. In addition, during 2022, we entered into a non-cancelable $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers. The unutilized consumption is included within the table above.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 11 for further information regarding our 2030 Notes. Further, $31 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2022.

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

(18) Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
North America (1)	$4,723	$3,752	$2,960
EMEA (2)	1,778	1,551	1,132
Asia Pacific and other	744	593	427
Total revenues	$7,245	$5,896	$4,519

Property and equipment, net by geographic area were as follows (in millions):

	December 31,
	2022	2021
Property and equipment, net:
North America (3)	$664	$484
EMEA (2)	221	176
Asia Pacific and other	168	106
Total property and equipment, net	$1,053	$766

(1)Revenues attributed to the United States were 94% of North America revenues for each of the years ended December 31, 2022, 2021 and 2020.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were approximately 85% and 84% of property and equipment, net attributable to North America as of December 31, 2022 and 2021, respectively.

Subscription revenues consist of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Digital workflow products	$6,077	$4,882	$3,749
ITOM products	814	691	537
Total subscription revenues	$6,891	$5,573	$4,286

Our digital workflow products include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Asset Management, Security Operations, Integrated Risk Management (formerly Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Procurement Operations Management and Impact, and are generally priced on a per user basis. Our ITOM products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.
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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021
3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021
4.1	Form of Common Stock Certificate	S-1/A	333-180486	4.1	6/19/2012
4.2	Indenture dated May 30, 2017 between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	5/30/2017
4.3	Indenture, dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	8/11/2020
4.4	First Supplemental Indenture (including Form of Note), dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.2	8/11/2020
4.5	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35580	4.5	2/3/2022
10.1*	Form of Indemnification Agreement	10-K	001-35580	10.1	2/27/2015
10.2*	2012 Equity Incentive Plan, as amended through January 29, 2019	10-K	001-35580	10.3	2/27/2019
10.3*	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020	10-Q	001-35580	10.1	7/30/2020
10.4*	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020	10-Q	001-35580	10.2	7/30/2020
10.5*	2021 Equity Incentive Plan	S-8	333-256854	4.5	6/7/2021
10.6*	Related form of equity agreements under the 2021 Equity Incentive Plan	10-Q	001-35580	10.4	7/29/2021
10.7*	Related form of global equity agreements under the 2021 Equity Incentive Plan	10-Q	001-35580	10.1	7/28/2022
10.8*	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	001-35580	10.2	6/9/2021
10.9*	Form of Subscription Agreement under the Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	001-35580	10.5	7/29/2021
10.10*	Form of Global Subscription Agreement under the Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	001-35580	10.2	7/28/2022

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11*	2022 New-Hire Equity Incentive Plan	S-8	333-268298	4.4	11/10/2022
10.12*	Employment Agreement dated October 22, 2019 between the Registrant and William R. McDermott	8-K	001-35580	10.1	10/23/2019
10.13*	Amendment to Employment Agreement dated March 24, 2020 between the Registrant and William R. McDermott	8-K	001-35580	10.1	3/27/2020
10.14*	Employment Agreement dated November 15, 2019 between the Registrant and Gina Mastantuono	8-K	001-35580	10.1	11/18/2019
10.15*	Confirmatory Employment Letter Agreement dated October 31, 2017, between the Registrant and Chirantan J. Desai	10-Q	001-35580	10.1	11/6/2017
10.16*	Confirmatory Employment Letter Agreement dated November 13, 2018, between the Registrant and Russell Elmer	10-K	001-35580	10.17	2/27/2019
10.17*	Confirmatory Employment Letter Agreement dated February 22, 2018, between the Registrant and Kevin Haverty	10-Q	001-35580	10.1	10/29/2020
10.18*	Form of Amendment to Employment Agreement between the Registrant and each of Gina Mastantuono, Chirantan J. Desai, Kevin Haverty and Russell S. Elmer.	8-K	001-35580	10.1	4/16/2021
10.19*	Employment Letter Agreement dated June 18, 2021 by and between the Registrant and Jacqueline Canney.	10-Q	001-35580	10.1	10/28/2021
10.20*	Employment Agreement dated August 20, 2021 by and between Registrant and Nicholas Tzitzon.	10-K	001-35580	10.25	2/3/2022
10.21*	Letter of Understanding - International Assignment dated June 22, 2022, between the Registrant and Nicholas Tzitzon	10-Q	001-35580	10.3	7/28/2022
10.22*	Confirmatory Employment Letter Agreement dated January 2, 2018, as amended by and between the Registrant and Christopher Bedi	10-Q	001-35580	10.1	4/28/2022
10.23*	Employment Letter Agreement dated November 6, 2017, as amended, by and between Registrant and Lara Caimi	10-Q	001-35580	10.2	4/28/2022
10.24*	Employment Letter Agreement dated April 26, 2022, as amended, by and between Registrant and Paul Smith	10-Q	001-35580	10.3	4/28/2022
10.25	Lease Agreement dated November 8, 2012 between the Registrant and Jay Ridge LLC	S-1/A	333-184674	10.12	11/9/2012
10.26	Office Lease dated December 12, 2014 between Registrant and S1 55 LLC	8-K	001-35580	10.1	12/15/2014
10.27	Third Amendment to Lease dated May 3, 2018 between the Registrant and SI 55, LLC	10-Q	001-35580	10.1	5/8/2018
10.28	Lease dated May 3, 2018, between the Registrant and SI 55, LLC	10-Q	001-35580	10.2	5/8/2018

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.29	Lease dated May 3, 2018, between the Registrant and SI 55, LLC	10-Q	001-35580	10.3	5/8/2018
10.30	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.1	5/30/2017
10.31	Form of Base Warrant Transaction Confirmation	8-K	001-35580	99.2	5/30/2017
10.32	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	001-35580	99.1	6/22/2017
10.33	Form of Additional Warrant Transaction Confirmation	8-K	001-35580	99.2	6/22/2017
10.34	Form of Repurchase Agreement	10-Q	001-35580	10.2	10/29/2020
10.35	Form of Call Option Termination Agreement	10-Q	001-35580	10.3	10/29/2020
10.36	Form of Warrant Termination Agreement	10-Q	001-35580	10.4	10/29/2020
10.37	Form of Warrant Termination Agreement	10-Q	001-35580	10.3	4/29/2021
10.38	Form of 2022 Warrant Termination Agreement	10-Q	001-35580	10.4	7/28/2022
21.1	Subsidiaries of the Registrant					X
23.1	Consent of independent registered public accounting firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Dated: January 30, 2023

SERVICENOW, INC.

By:	/s/ William R. McDermott
William R. McDermott Chief Executive Officer

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

Signature	Title	Date

/s/ William R. McDermott	Chairman and Chief Executive Officer (Principal Executive Officer)	January 30, 2023
William R. McDermott

/s/ Gina Mastantuono	Chief Financial Officer (Principal Financial Officer)	January 30, 2023
Gina Mastantuono

/s/ Kevin T. McBride	Chief Accounting Officer (Principal Accounting Officer)	January 30, 2023
Kevin T. McBride

/s/ Frederic B. Luddy	Director	January 30, 2023
Frederic B. Luddy

/s/ Susan L. Bostrom	Director	January 30, 2023
Susan L. Bostrom

/s/ Teresa Briggs	Director	January 30, 2023
Teresa Briggs

/s/ Jonathan C. Chadwick	Director	January 30, 2023
Jonathan C. Chadwick

/s/ Paul E. Chamberlain	Director	January 30, 2023
Paul E. Chamberlain
/s/ Lawrence J. Jackson, Jr.	Director	January 30, 2023
Lawrence J. Jackson, Jr.
/s/ Jeffrey A. Miller	Director	January 30, 2023
Jeffrey A. Miller
/s/ Joseph M. Quinlan	Director	January 30, 2023
Joseph M. Quinlan
/s/ Anita M. Sands	Director	January 30, 2023
Anita M. Sands