Form 10-Q
period 2023-03-31
ServiceNow, Inc.
filed 2023-04-27
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2023, there were approximately 204 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,852	$1,470
Short-term investments	3,062	2,810
Accounts receivable, net	1,109	1,725
Current portion of deferred commissions	392	369
Prepaid expenses and other current assets	319	280
Total current assets	6,734	6,654
Deferred commissions, less current portion	777	742
Long-term investments	2,239	2,117
Property and equipment, net	1,117	1,053
Operating lease right-of-use assets	682	682
Intangible assets, net	212	232
Goodwill	823	824
Deferred tax assets	640	636
Other assets	390	359
Total assets	$13,614	$13,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$228	$274
Accrued expenses and other current liabilities	694	975
Current portion of deferred revenue	4,742	4,660
Current portion of operating lease liabilities	97	96
Total current liabilities	5,761	6,005
Deferred revenue, less current portion	53	70
Operating lease liabilities, less current portion	655	650
Long-term debt, net	1,486	1,486
Other long-term liabilities	59	56
Total liabilities	8,014	8,267
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	5,182	4,796
Accumulated other comprehensive loss	(70)	(102)
Retained earnings	488	338
Total stockholders’ equity	5,600	5,032
Total liabilities and stockholders’ equity	$13,614	$13,299

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Subscription	$2,024	$1,631
Professional services and other	72	91
Total revenues	2,096	1,722
Cost of revenues(1):
Subscription	354	275
Professional services and other	84	94
Total cost of revenues	438	369
Gross profit	1,658	1,353
Operating expenses(1):
Sales and marketing	823	673
Research and development	492	414
General and administrative	199	179
Total operating expenses	1,514	1,266
Income from operations	144	87
Interest income	60	6
Other expense, net	(16)	(8)
Income before income taxes	188	85
Provision for income taxes	38	10
Net income	$150	$75
Net income per share - basic	$0.74	$0.38
Net income per share - diluted	$0.73	$0.37
Weighted-average shares used to compute net income per share - basic	203,385	200,088
Weighted-average shares used to compute net income per share - diluted	204,263	202,800
Other comprehensive income (loss):
Foreign currency translation adjustments	$13	$(12)
Unrealized gain (loss) on investments, net of tax	19	(38)
Other comprehensive income (loss)	32	(50)
Comprehensive income	$182	$25
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues:
Subscription	$46	$36
Professional services and other	$14	$16
Operating expenses:
Sales and marketing	$126	$105
Research and development	$135	$115
General and administrative	$60	$53
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	202,882	$—	$4,796	$338	$(102)	$5,032
Common stock issued under employee stock plans	858	—	117	—	—	117
Taxes paid related to net share settlement of equity awards	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	381	—	—	381
Other comprehensive income, net of tax	—	—	—	—	32	32
Net income	—	—	—	150	—	150
Balance at March 31, 2023	203,740	$—	$5,182	$488	$(70)	$5,600

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	199,608	$—	$3,665	$(4)	$34	$3,695
Cumulative-effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	(19)	17	—	(2)
Common stock issued under employee stock plans	849	—	105	—	—	105
Taxes paid related to net share settlement of equity awards	—	—	(150)	—	—	(150)
Stock-based compensation	—	—	324	—	—	324
Settlement of 2022 Notes conversion feature	—	—	(21)	—	—	(21)
Benefit from exercise of 2022 Note Hedge	—	—	21	—	—	21
Other comprehensive loss, net of tax	—	—	—	—	(50)	(50)
Net income	—	—	—	75	—	75
Balance at March 31, 2022	200,457	$—	$3,925	$88	$(16)	$3,997

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$150	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	101
Amortization of deferred commissions	106	83
Stock-based compensation	381	325
Deferred income taxes	7	(2)
Other	1	15
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	619	562
Deferred commissions	(159)	(137)
Prepaid expenses and other assets	(64)	(46)
Accounts payable	(46)	69
Deferred revenue	40	21
Accrued expenses and other liabilities	(259)	(203)
Net cash provided by operating activities	$902	$863
Cash flows from investing activities:
Purchases of property and equipment	(165)	(93)
Purchases of investments	(1,222)	(662)
Purchases of non-marketable investments	(30)	(101)
Sales and maturities of investments	880	577
Other	13	(1)
Net cash used in investing activities	$(524)	$(280)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	—	(6)
Proceeds from employee stock plans	117	105
Taxes paid related to net share settlement of equity awards	(112)	(150)
Net cash provided by (used in) financing activities	$5	$(51)
Foreign currency effect on cash, cash equivalents and restricted cash	1	(5)
Net change in cash, cash equivalents and restricted cash	384	527
Cash, cash equivalents and restricted cash at beginning of period	1,475	1,732
Cash, cash equivalents and restricted cash at end of period	$1,859	$2,259
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,852	$2,252
Restricted cash included in prepaid expenses and other current assets	7	7
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,859	$2,259
Supplemental disclosures of other cash flow information:
Interest paid	$11	$11
Income taxes paid, net of refunds	$22	$9
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	$—	$21
Benefit from exercise of 2022 Note Hedge	$—	$21
Property and equipment included in accounts payable, accrued expenses and other liabilities	$47	$73

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2022 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on January 31, 2023.

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

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on January 31, 2023.

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of March 31, 2023 and December 31, 2022, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not result in a restatement of prior period condensed consolidated financial statements.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$647	$—	$(1)	$646
Corporate notes and bonds	3,332	3	(41)	3,294
Certificates of deposit	169	—	—	169
U.S. government and agency securities	1,105	2	(1)	1,106
Mortgage-backed and asset-backed securities	102	—	(16)	86
Total available-for-sale securities	$5,355	$5	$(59)	$5,301

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$558	$—	$(2)	$556
Corporate notes and bonds	3,414	—	(52)	3,362
Certificates of deposit	162	—	—	162
U.S. government and agency securities	768	—	(2)	766
Mortgage-backed and asset-backed securities	98	—	(17)	81
Total available-for-sale securities	$5,000	$—	$(73)	$4,927

As of March 31, 2023, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

March 31, 2023
Due within 1 year	$3,062
Due in 1 year through 5 years	2,153
Instruments not due in single maturity	86
Total	$5,301

As of March 31, 2023 and December 31, 2022, the fair value of available-for-sale securities in a continuous unrealized loss position totaled $3,841 million and $4,232 million, respectively, the majority of which has been in a continuous unrealized loss position for greater than 12 months.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not material as of March 31, 2023.

Non-Marketable Equity Investments

As of March 31, 2023 and December 31, 2022, the total amount of non-marketable equity investments in privately held companies included in other assets on our condensed consolidated balance sheets was $277 million and $252 million, respectively. These balances include a $100 million investment in the common and preferred shares of Celonis SE, a privately held company that develops and sells process mining software. Our non-marketable equity investments are accounted for using the measurement alternative, which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2023 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,176	$—	$1,176
Commercial paper	—	88	88
Corporate notes and bonds	—	8	8
Deposits	125	—	125
Marketable securities:
Commercial paper	—	646	646
Corporate notes and bonds	—	3,294	3,294
Certificates of deposit	—	169	169
U.S. government and agency securities	—	1,106	1,106
Mortgage-backed and asset-backed securities	—	86	86
Total	$1,301	$5,397	$6,698

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 7 for the fair value measurement of our derivative contracts and Note 9 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and are immaterial as of March 31, 2023 and December 31, 2022.

(5) Intangible Assets
Intangible assets consist of the following (in millions):

	March 31, 2023	December 31, 2022
Developed technology	$436	$434
Patents	72	72
Other	15	15
Intangible assets, gross	523	521
Less: accumulated amortization	(311)	(289)
Intangible assets, net	$212	$232

The weighted-average useful life of the acquired developed technology for the three months ended March 31, 2023 and 2022 was approximately five years. Amortization expense for intangible assets for each of the three months ended March 31, 2023 and 2022 was $20 million.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2023 (in millions):

Years Ending December 31,
Remainder of 2023	$58
2024	72
2025	51
2026	20
2027	6
Thereafter	5
Total future amortization expense	$212

(6) Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2023	December 31, 2022
Computer equipment	$1,714	$1,606
Computer software	89	82
Leasehold and other improvements	226	226
Furniture and fixtures	80	81
Construction in progress	69	53
Property and equipment, gross	2,178	2,048
Less: Accumulated depreciation	(1,061)	(995)
Property and equipment, net	$1,117	$1,053

Construction in progress consists of costs related to leasehold and other improvements. Depreciation expense for the three months ended March 31, 2023 and 2022 was $81 million and $58 million, respectively.

(7) Derivative Contracts

As of March 31, 2023 and December 31, 2022, we had foreign currency forward contracts with total notional values of $1,556 million and $1,360 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Outstanding foreign currency forward contracts are recorded at gross fair value as prepaid expenses and other current assets as well as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The gross fair value of these foreign currency forward contracts was immaterial as of March 31, 2023 and December 31, 2022. The gains (losses) recognized for these foreign currency forward contracts were immaterial for each of the three months ended March 31, 2023 and 2022.

(8) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended March 31, 2023 from amounts included in deferred revenue as of December 31, 2022 were $1.8 billion. Revenues recognized during the three months ended March 31, 2022 from amounts included in deferred revenue as of December 31, 2021 were $1.4 billion.

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenues in future periods. RPO excludes contracts that are billed in arrears, such as certain time and materials contracts, as we apply the “right to invoice” practical expedient under relevant accounting guidance.

As of March 31, 2023, the total non-cancellable RPO under our contracts with customers was $14.0 billion and we expect to recognize revenues on approximately 50% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(9) Debt

The carrying value of our outstanding debt, net of unamortized debt discount and issuance costs of $14 million, was $1,486 million for each of the periods ended March 31, 2023 and December 31, 2022.

We consider the fair value of the 2030 Notes at March 31, 2023 and December 31, 2022 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,211 million and $1,144 million at March 31, 2023 and December 31, 2022, respectively.

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

2022 Notes, Note Hedge and Warrants

In May and June 2017, we issued an aggregate of $782.5 million of 0% convertible senior notes (the “2022 Notes”), which were converted prior to or settled on June 1, 2022, in accordance with their terms.

	Convertible Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares (in millions)
2022 Notes	February 1, 2022	$134.75	7.42 shares	6

To minimize the impact of potential economic dilution upon conversion of the 2022 Notes, we entered into convertible note hedge transactions (the “2022 Note Hedge”) with certain investment banks, with respect to our common stock concurrently with the issuance of the 2022 Notes. The 2022 Note Hedge offset the dilution and cash payments in excess of the principal amount of the converted 2022 Notes and expired upon the maturity date of the 2022 Notes, which was on June 1, 2022.

	Purchase	Initial Shares	Shares as of March 31, 2023

	(in millions)
2022 Note Hedge	$128	6	—

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire 6 million shares of our common stock with aggregate proceeds of $54 million (the “2022 Warrants”). The 2022 Warrants were separate transactions and were not remeasured through earnings each reporting period. The 2022 Warrants were not part of the 2022 Notes or 2022 Note Hedge.

During the quarter ended June 30, 2022, we entered into unwind agreements to settle the remaining portion of the 2022 Warrants by delivering an aggregate of 0.6 million shares of our common stock. Accordingly, the 2022 Warrants were no longer outstanding as of June 30, 2022.

(10) Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	March 31, 2023	December 31, 2022

Foreign currency translation adjustment	$(12)	$(25)
Net unrealized loss on investments	(58)	(77)
Accumulated other comprehensive loss	$(70)	$(102)

Reclassification adjustments out of accumulated other comprehensive loss into net income were not material for all periods presented.

(11) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of March 31, 2023. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2023, we had 203.7 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

March 31, 2023
Stock plans:
Options outstanding	1,233
RSUs(1)	8,421
Shares of common stock available for future grants:
2021 Equity Incentive Plan(2)	1,966
Amended and Restated 2012 Employee Stock Purchase Plan(2)	8,693
2022 New-Hire Equity Incentive Plan(2)	869
Total shares of common stock reserved for future issuance	21,182
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 12.
(2)Refer to Note 12 for a description of these plans.

During the three months ended March 31, 2023 and 2022, we issued a total of 0.9 million shares and 0.8 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

(12)  Equity Awards

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

Our Amended and Restated 2012 Employee Stock Purchase Plan (the “2012 ESPP”) authorizes the issuance of shares of common stock pursuant to purchase rights granted to our employees. The price at which common stock is purchased under the 2012 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. Offering periods are six months long and begin on February 1 and August 1 of each year. The number of shares of common stock reserved for issuance will not be increased without shareholder approval.

Stock Options

A summary of stock option activity for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2022	1,237	$590.36
Exercised	(4)	$71.26		$1
Forfeited	—	$84.97
Outstanding at March 31, 2023	1,233	$591.98	8.1	$58
Vested and expected to vest as of March 31, 2023	965	$572.11	8.0	$56
Vested and exercisable as of March 31, 2023	149	$171.79	5.1	$44

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value for stock options exercised for the three months ended March 31, 2023 and 2022 was $1 million and $22 million, respectively.

The total fair value of stock options vested during the three months ended March 31, 2023 and 2022 was $2 million and $3 million, respectively. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 was $273.63 per share. No stock options were granted during the three months ended March 31, 2023.

As of March 31, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $66 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2023 was approximately one year.

RSUs

A summary of RSU activity for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2022	5,737	$505.79
Granted	3,590	$465.57
Vested	(797)	$448.61
Forfeited	(109)	$504.48
Outstanding at March 31, 2023	8,421	$494.49
Expected to vest as of March 31, 2023	7,210

RSUs outstanding as of March 31, 2023 were comprised of 7.8 million RSUs with only service conditions and 0.6 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $362 million and $494 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the aggregate intrinsic value of RSUs outstanding was $3.9 billion and RSUs expected to vest was $3.4 billion. The weighted-average grant-date fair value of RSUs granted was $465.57 and $589.15 per share for the three months ended March 31, 2023 and 2022, respectively.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the three months ended March 31, 2023 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $35 million and $29 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $3.2 billion, and the weighted-average remaining vesting period was approximately three years.

(13) Net Income Per Share

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, ESPP obligations, the 2022 Notes and the 2022 Warrants. Stock awards with performance or market conditions are included in dilutive shares to the extent all conditions are met. The potentially dilutive shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs, ESPP obligations, 2022 Notes and 2022 Warrants are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive.

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$150	$75
Denominator:
Weighted-average shares outstanding - basic	203,385	200,088
Weighted-average effect of potentially dilutive securities:
Common stock options	109	180
RSUs	769	1,892
2022 Warrants	—	640
Weighted-average shares outstanding - diluted	204,263	202,800
Net income per share - basic	$0.74	$0.38
Net income per share - diluted	$0.73	$0.37

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Common stock options	1,028	1,022
RSUs	6,509	3,766
ESPP obligations	194	159
2022 Notes	—	689
Total potentially dilutive securities	7,731	5,636

(14)  Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $38 million for the three months ended March 31, 2023. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Our income tax provision was $10 million for the three months ended March 31, 2022. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

We maintain a full valuation allowance against our U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the three-year cumulative U.S. pre-tax income of $338 million was offset by the three-year total U.S. permanent differences and other comprehensive losses of approximately $720 million, resulting in a three-year cumulative U.S. loss of approximately $380 million. Due to the cumulative U.S. losses during the prior twelve quarters, including permanent differences and other comprehensive losses, and based on all available positive and negative evidence, as of March 31, 2023 and December 31, 2022, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized. However, given our current U.S. earnings and anticipated future earnings, we believe there is a reasonable possibility that prior to the fourth quarter of 2023 sufficient positive evidence of sustained U.S. profitability may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense estimated to be $1.0 billion to $1.2 billion in the fiscal year the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of sustained U.S. profitability the Company is able to actually achieve.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2023, our tax years 2004 to 2022 remain subject to examination in most jurisdictions.

Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.

(15) Commitments and Contingencies

Operating Leases

For some of our offices and data centers, we have entered into non-cancellable operating lease agreements with various expiration dates through 2035. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.

Total operating lease costs were $31 million and $27 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three months ended March 31, 2023 and 2022, respectively.

For each of the three months ended March 31, 2023 and 2022, total cash paid for amounts included in the measurement of operating lease liabilities was $19 million. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $24 million and $15 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of March 31, 2023 are presented in the table below (in millions):

Remainder of 2023	$89
2024	100
2025	104
2026	85
2027	75
Thereafter	448
Total operating lease payments	901
Less: imputed interest	(149)
Present value of operating lease liabilities	$752

In addition to the amounts above, as of March 31, 2023, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $70 million. These operating leases are expected to commence in 2023 with lease terms of twelve years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the three months ended March 31, 2023 that were outside the ordinary course of business. During the three months ended September 30, 2022, we entered into a non-cancellable, $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 9 for further information regarding our 2030 Notes.

Further, $33 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2023.

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

(16)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
North America(1)	$1,344	$1,116
EMEA(2)	532	434
Asia Pacific and other	220	172
Total revenues	$2,096	$1,722

Property and equipment, net by geographic area were as follows (in millions):

	March 31, 2023	December 31, 2022
North America(3)	$720	$664
EMEA(2)	220	221
Asia Pacific and other	$177	$168
Total property and equipment, net	$1,117	$1,053

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three months ended March 31, 2023 and 2022.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were approximately 83% and 85% of property and equipment, net attributable to North America as of March 31, 2023 and December 31, 2022, respectively.
.

Subscription revenues consist of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Digital workflow products	$1,790	$1,440
ITOM products	234	191
Total subscription revenues	$2,024	$1,631

Our digital workflow products are generally priced on a per user basis and include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Asset Management, Security Operations, Integrated Risk Management (formerly, Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Source-to-Pay Operations (formerly known as Procurement Operations Management) and Impact. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on January 31, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 31, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://www.servicenow.com/company/investor-relations.html), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our Company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our Company to review the information we post on the social media channels listed on our investor relations website.

Our free cash flow measure included in the section entitled “Key Business Metrics—Free Cash Flow,” is not in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.

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

We are closely monitoring the unfolding events of the Russian invasion of Ukraine. While the Russia-Ukraine conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets as of March 31, 2023 and December 31, 2022, and of our total consolidated revenues for each of the three months ended March 31, 2023 and 2022.

Additionally, other recent macroeconomic events, including rising interest rates, global inflation and bank failures, have led to further economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across several large financial institutions and are not concentrated in one financial institution. We have not experienced any impact to our liquidity or to our current and projected business operations and financial condition due to recent bank failures. In addition, we have policy restrictions in place on the types of securities that can be purchased as part of our available-for-sale securities portfolio. These restrictions take industry and company concentration limits into consideration among other things. Furthermore, the majority of our non-marketable equity investments do not have material relationships with any one financial institution and therefore, we believe that our exposure to loss is immaterial. We will continue to monitor the direct and indirect impact of macroeconomic events on our business and financial results.

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 31, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the Russia-Ukraine conflict and the macroeconomic conditions on our business.

Key Business Metrics

Remaining performance obligations. Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. RPO excludes contracts that are billed in arrears, such as certain time and materials contracts, as we apply the “right to invoice” practical expedient under relevant accounting guidance. Current remaining performance obligations (“cRPO”) represents RPO that will be recognized as revenue in the next 12 months.

As of March 31, 2023, our RPO was $14.0 billion, of which 50% represented cRPO. RPO and cRPO increased by 22% and 23%, respectively, compared to March 31, 2022. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,682 and 1,403 customers with ACV greater than $1 million as of March 31, 2023 and 2022, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities reduced by purchases of property and equipment. Purchases of property and equipment are included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. A calculation of free cash flow is provided below:

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$902	$863	5%
Purchases of property and equipment	(165)	(93)	77%
Free cash flow	$737	$770	(4%)

We have historically seen higher collections in the quarter ended March 31 due to seasonality in timing of entering into customer contracts, which is significantly higher in the quarter ended December 31. Additionally, we have historically seen higher disbursements in the quarters ended March 31 and September 30 due to payouts under our annual commission plans, purchases under our employee stock purchase plan, payouts under our bonus plans and coupon payments related to our 2030 Notes.

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three months ended March 31, 2023 and 2022. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

Components of Results of Operations

Revenues

Subscription revenues. Subscription revenues are primarily comprised of fees that give customers access to the ordered subscription service for both self-hosted offerings and cloud-based subscription offerings, and related standard and enhanced support and updates, if any, to the subscription service during the subscription term. For our cloud-based offerings, we recognize revenue ratably over the subscription term. For self-hosted offerings, a substantial portion of the sales price is recognized upon delivery of the software, which may cause greater variability in our subscription revenues and subscription gross margin. Pricing includes multiple instances, hosting and support services, data backup and disaster recovery services, as well as future updates, when and if available, offered during the subscription term. We typically invoice our customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. Our contracts are generally non-cancellable during the subscription term, though a customer can terminate for breach if we materially fail to perform.

Professional services and other revenues. Our arrangements for professional services are primarily on a time-and-materials basis, and we generally invoice our customers monthly in arrears for the professional services based on actual hours and expenses incurred. Some of our professional services arrangements are on a fixed fee basis. Professional services revenues are recognized as services are delivered. Other revenues primarily consist of fees from customer training delivered on-site or through publicly available classes. Typical payment terms require our customers to pay us within 30 days of invoice.

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% of our total revenues for each of the three months ended March 31, 2023 and 2022. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 11% for each of the three months ended March 31, 2023 and 2022.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation. Sales and marketing expenses also include the amortization of commissions paid to our sales employees, including related payroll taxes and fringe benefits. In addition, sales and marketing expenses include branding expenses, marketing program expenses, which include events such as Knowledge, costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead.

Research and Development

Research and development expenses consist primarily of personnel-related expenses directly associated with our research and development staff, including salaries, benefits, bonuses, stock-based compensation and allocated overhead. Research and development expenses also include data center capacity costs, costs associated with outside services contracted for research and development purposes and depreciation of infrastructure hardware equipment that is used solely for research and development purposes.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our executive, finance, legal, human resources, facilities and administrative personnel, including salaries, benefits, bonuses, stock-based compensation, external legal, accounting and other professional services fees, other corporate expenses, amortization of intangible assets and allocated overhead.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. federal and state deferred tax assets as of March 31, 2023. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. and foreign deferred tax assets.

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Revenues:
Subscription	$2,024	$1,631	24%
Professional services and other	72	91	(21%)
Total revenues	$2,096	$1,722	22%
Percentage of revenues:
Subscription	97%	95%
Professional services and other	3%	5%
Total	100%	100%

Subscription revenues increased by $393 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $95 million and $77 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2023 and 2022, respectively.

We expect subscription revenues for the year ending December 31, 2023 to increase in absolute dollars and increase slightly as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2022.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2023 are based on the 31-day average of foreign exchange rates for March 31, 2023.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Digital workflow products	$1,790	$1,440	24%
ITOM products	234	191	23%
Total subscription revenues	$2,024	$1,631	24%

Our digital workflow products are generally priced on a per user basis and include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Asset Management, Security Operations, Integrated Risk Management (formerly, Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Source-to-Pay Operations (formerly known as Procurement Operations Management) and Impact. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

Professional services and other revenues decreased by $19 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to a decrease in services and trainings provided to new and existing customers. We expect professional services and other revenues for the year ending December 31, 2023 to decrease in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2022. We continue to be focused on deploying our internal professional services organization as a strategic resource and working with our partner ecosystem to contract directly with customers for implementation services delivery.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Cost of revenues:
Subscription	$354	$275	29%
Professional services and other	84	94	(11%)
Total cost of revenues	$438	$369	19%
Gross profit (loss) percentage:
Subscription	83%	83%
Professional services and other	(17%)	(3%)
Total gross profit percentage	79%	79%
Gross profit	$1,658	$1,353

Cost of subscription revenues increased by $79 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $48 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Depreciation expense related to infrastructure hardware equipment dedicated for customer use increased by $21 million and maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $8 million, compared to the three months ended March 31, 2022, respectively.

We expect our cost of subscription revenues for the year ending December 31, 2023 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances and to increase slightly as a percentage of revenue compared to the year ended December 31, 2022. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our subscription gross profit percentage was 83% for each of the three months ended March 31, 2023 and 2022. We expect our subscription gross profit percentage to decrease slightly for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Cost of professional services and other revenues decreased by $10 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decrease in personnel-related costs including stock-based compensation.

Our professional services and other gross loss percentage increased to 17% for the three months ended March 31, 2023, compared to 3% for the three months ended March 31, 2022, primarily driven by professional services and other revenue declining at a faster rate than personnel-related costs. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Sales and marketing	$823	$673	22%
Percentage of revenues	39%	39%

Sales and marketing expenses increased by $150 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $105 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Amortization expenses associated with deferred commissions increased by $25 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which includes branding, costs associated with purchasing advertising, marketing events and market data, increased by $19 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increased program costs and travel for our annual Sales Kickoff.

We expect sales and marketing expenses for the year ending December 31, 2023 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from increased sales productivity and marketing efficiencies offset by growth in our international operations in 2023.

Research and Development

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Research and development	$492	$414	19%
Percentage of revenues	23%	24%

Research and development (“R&D”) expenses increased by $78 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $75 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

We expect R&D expenses for the year ending December 31, 2023 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
General and administrative	$199	$179	11%
Percentage of revenues	9%	10%

General and administrative (“G&A”) expenses increased by $20 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $17 million.

We expect G&A expenses for the year ending December 31, 2023 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Cost of revenues:
Subscription	$46	$36	28%
Professional services and other	14	16	(13%)
Operating expenses:
Sales and marketing	126	105	20%
Research and development	135	115	17%
General and administrative	60	53	13%
Total stock-based compensation	$381	$325	17%
Percentage of revenues	18%	19%

Stock-based compensation increased by $56 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2023, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2023 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of revenue compared to the year ended December 31, 2022. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 36% and 35% of total revenues for the three months ended March 31, 2023 and 2022, respectively.

Because we primarily transact in foreign currencies for sales outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies (primarily the Euro and British Pound Sterling) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 had an unfavorable impact on our revenues for the three months ended March 31, 2023. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2023 at the exchange rates in effect for the three months ended March 31, 2022 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $44 million higher. The impact from the foreign currency movements from the three months ended March 31, 2022 to the three months ended March 31, 2023 was not material for professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our cost of revenue and sales and marketing expense for the three months ended March 31, 2023. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2023 at the exchange rates in effect for the three months ended March 31, 2022 rather than the actual exchange rates in effect during the period, our reported cost of revenues and sales and marketing would have been $9 million and $15 million higher for the three months ended March 31, 2023, respectively. The impact from the foreign currency movements from the three months ended March 31, 2022 to the three months ended March 31, 2023 was not material to R&D or G&A expenses.

Interest Income

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Interest income	$60	$6	NM
Percentage of revenues	3.0%	—%
NM - Not meaningful

Interest income increased by $54 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by an increase in investment income from our managed portfolio resulting from the increase in interest rates.

Other expense, net

	Three Months Ended March 31,		% Change
	2023	2022
	(dollars in millions)
Interest expense	$(6)	$(6)	—%
Other	(10)	(2)	400%
Other expense, net	$(16)	$(8)	100%
Percentage of revenues	(1%)	—%

Other expense, net increased by $8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by higher foreign exchange loss.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net were immaterial for each of the three months ended March 31, 2023 and 2022.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2023	2022

	(dollars in millions)
Income before income taxes	$188	$85	121%
Provision for income taxes	$38	$10	280%
Effective tax rate	20%	12%

Our income tax provision was $38 million for the three months ended March 31, 2023. The income tax provision was primarily attributable to the mix of earnings and losses in foreign jurisdictions with differing tax rates, state tax expense and the valuation allowance in the United States.

Our income tax provision was $10 million for the three months ended March 31, 2022. The income tax provision was primarily attributable to the mix of earnings and losses in foreign jurisdictions with differing tax rates and the valuation allowance in the United States.

We maintain a full valuation allowance against our U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the three-year cumulative U.S. pre-tax income of $338 million was offset by the three-year total U.S. permanent differences and other comprehensive losses of approximately $720 million, resulting in a three-year cumulative U.S. loss of approximately $380 million. Due to the cumulative U.S. losses during the prior twelve quarters, including permanent differences and other comprehensive losses, and based on all available positive and negative evidence, as of March 31, 2023 and December 31, 2022, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized. However, given our current U.S. earnings and anticipated future earnings, we believe there is a reasonable possibility that prior to the fourth quarter of 2023 sufficient positive evidence of sustained U.S. profitability may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense estimated to be $1.0 billion to $1.2 billion in the fiscal year the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of sustained U.S. profitability the Company is able to actually achieve.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions and benefits for our workforce; licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2023. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $7.2 billion as of March 31, 2023.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses and services arrangements that are integral to our business operations and operating lease obligations. Operating lease obligations totaling $901 million are principally associated with leased facilities and have varying maturities with $471 million due over the next five years.

To grow our business, we also invest in capital and other resources to expand our data centers and enable our workforce, and we acquire technology and businesses to supplement our technology portfolio. Our capital expenditures are typically under cancellable arrangements primarily used to support the installed base and growth of our hosted business. We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”).

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

	Three Months Ended March 31,
	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$902	$863
Net cash used in investing activities	$(524)	$(280)
Net cash provided by (used in) financing activities	$5	$(51)
Net increase in cash, cash equivalents and restricted cash	$384	$527

Operating Activities

Net cash provided by operating activities was $902 million for the three months ended March 31, 2023 compared to $863 million for the three months ended March 31, 2022. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $524 million compared to $280 million for the three months ended March 31, 2022. The net increase in cash used in investing activities was primarily due to a $257 million increase in net purchases of investments and a $72 million increase in purchases of property and equipment, offset by a $71 million decrease in purchases of non-marketable investments.

Financing Activities

Net cash provided by financing activities was $5 million for the three months ended March 31, 2023 compared to net cash used in financing activities of $51 million for the three months ended March 31, 2022. The decrease in cash used in financing activities is primarily due to a $38 million decrease in taxes paid related to net share settlement of equity awards and a $12 million increase in proceeds from employee stock plans.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on January 31, 2023.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on January 31, 2023.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of March 31, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 31, 2023 and all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on January 31, 2023 identifies the risks and uncertainties, though they are not the only ones we face, that could materially and adversely affect our business, financial condition or results of operations. Our business could be harmed by any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial. Our stock price could decline due to any of these risks.

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

SERVICENOW, INC.

Date: April 26, 2023	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2023	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2023	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)