Form 10-Q
period 2023-06-30
ServiceNow, Inc.
filed 2023-07-27
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, there were approximately 204 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,663	$1,470
Short-term investments	3,084	2,810
Accounts receivable, net	1,093	1,725
Current portion of deferred commissions	401	369
Prepaid expenses and other current assets	362	280
Total current assets	6,603	6,654
Deferred commissions, less current portion	777	742
Long-term investments	2,740	2,117
Property and equipment, net	1,148	1,053
Operating lease right-of-use assets	656	682
Intangible assets, net	191	232
Goodwill	821	824
Deferred tax assets	1,551	636
Other assets	436	359
Total assets	$14,923	$13,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171	$274
Accrued expenses and other current liabilities	893	975
Current portion of deferred revenue	4,613	4,660
Current portion of operating lease liabilities	90	96
Total current liabilities	5,767	6,005
Deferred revenue, less current portion	45	70
Operating lease liabilities, less current portion	635	650
Long-term debt, net	1,487	1,486
Other long-term liabilities	63	56
Total liabilities	7,997	8,267
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	5,485	4,796
Accumulated other comprehensive loss	(91)	(102)
Retained earnings	1,532	338
Total stockholders’ equity	6,926	5,032
Total liabilities and stockholders’ equity	$14,923	$13,299

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscription	$2,075	$1,658	$4,099	$3,289
Professional services and other	75	94	147	185
Total revenues	2,150	1,752	4,246	3,474
Cost of revenues(1):
Subscription	389	287	743	562
Professional services and other	82	102	166	196
Total cost of revenues	471	389	909	758
Gross profit	1,679	1,363	3,337	2,716
Operating expenses(1):
Sales and marketing	832	722	1,655	1,395
Research and development	521	444	1,013	858
General and administrative	209	175	408	354
Total operating expenses	1,562	1,341	3,076	2,607
Income from operations	117	22	261	109
Interest income	74	12	134	17
Other expense, net	(17)	(5)	(33)	(12)
Income before income taxes	174	29	362	114
(Benefit from) provision for income taxes	(870)	9	(832)	19
Net income	$1,044	$20	$1,194	$95
Net income per share - basic	$5.12	$0.10	$5.86	$0.47
Net income per share - diluted	$5.08	$0.10	$5.83	$0.47
Weighted-average shares used to compute net income per share - basic	204,021	200,955	203,705	200,517
Weighted-average shares used to compute net income per share - diluted	205,351	203,018	204,690	203,228
Other comprehensive (loss) income:
Foreign currency translation adjustments	$—	$(62)	$13	$(74)
Unrealized loss on investments, net of tax	(21)	(22)	(2)	(60)
Other comprehensive (loss) income	(21)	(84)	11	(134)
Comprehensive income (loss)	$1,023	$(64)	$1,205	$(39)
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues:
Subscription	$50	$39	$96	$75
Professional services and other	15	18	29	34
Operating expenses:
Sales and marketing	120	113	246	218
Research and development	145	126	280	241
General and administrative	67	56	127	109
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended June 30, 2023						Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	203,740	$—	$5,182	$488	$(70)	$5,600	200,457	$—	$3,925	$88	$(16)	$3,997
Common stock issued under employee stock plans	527	—	—	—	—	—	554	—	1	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(94)	—	—	(94)	—	—	(91)	—	—	(91)
Stock-based compensation	—	—	397	—	—	397	—	—	351	—	—	351
Settlement of 2022 Warrants	—	—	—	—	—	—	603	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	—	—	—	—	—	—	(212)	—	—	(212)
Benefit from exercise of 2022 Note Hedge	—	—	—	—	—	—	—	—	212	—	—	212
Other comprehensive loss, net of tax	—	—	—	—	(21)	(21)	—	—	—	—	(84)	(84)
Net income	—	—	—	1,044	—	1,044	—	—	—	20	—	20
Balance at end of the period	204,267	$—	$5,485	$1,532	$(91)	$6,926	201,614	$—	$4,186	$108	$(100)	$4,194

	Six Months Ended June 30, 2023						Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of the period	202,882	$—	$4,796	$338	$(102)	$5,032	199,608	$—	$3,665	$(4)	$34	$3,695
Cumulative-effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	—	—	—	—	—	—	(19)	17	—	(2)
Common stock issued under employee stock plans	1,385	—	117	—	—	117	1,403	—	106	—	—	106
Taxes paid related to net share settlement of equity awards	—	—	(206)	—	—	(206)	—	—	(241)	—	—	(241)
Stock-based compensation	—	—	778	—	—	778	—	—	675	—	—	675
Settlement of 2022 Warrants	—	—	—	—	—	—	603	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	—	—	—	—	—	—	(233)	—	—	(233)
Benefit from exercise of 2022 Note Hedge	—	—	—	—	—	—	—	—	233	—	—	233
Other comprehensive income (loss), net of tax	—	—	—	—	11	11	—	—	—	—	(134)	(134)
Net income	—	—	—	1,194	—	1,194	—	—	—	95	—	95
Balance at end of the period	204,267	$—	$5,485	$1,532	$(91)	$6,926	201,614	$—	$4,186	$108	$(100)	$4,194

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,194	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262	206
Amortization of deferred commissions	218	169
Stock-based compensation	778	677
Deferred income taxes	(904)	(3)
Other	(2)	19
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	635	511
Deferred commissions	(280)	(237)
Prepaid expenses and other assets	(136)	(72)
Accounts payable	(90)	140
Deferred revenue	(89)	(44)
Accrued expenses and other liabilities	(104)	(165)
Net cash provided by operating activities	$1,482	$1,296
Cash flows from investing activities:
Purchases of property and equipment	(297)	(244)
Business combinations, net of cash acquired	—	(57)
Purchases of investments	(2,821)	(1,774)
Purchases of non-marketable investments	(46)	(136)
Sales and maturities of investments	1,953	1,131
Other	13	—
Net cash used in investing activities	$(1,198)	$(1,080)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	—	(94)
Proceeds from employee stock plans	117	106
Taxes paid related to net share settlement of equity awards	(206)	(241)
Net cash used in financing activities	$(89)	$(229)
Foreign currency effect on cash, cash equivalents and restricted cash	—	(49)
Net change in cash, cash equivalents and restricted cash	195	(62)
Cash, cash equivalents and restricted cash at beginning of period	1,475	1,732
Cash, cash equivalents and restricted cash at end of period	$1,670	$1,670
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,663	$1,664
Restricted cash included in prepaid expenses and other current assets	7	6
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,670	$1,670
Supplemental disclosures of other cash flow information:
Interest paid	$12	$11
Income taxes paid, net of refunds	63	21
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	—	233
Benefit from exercise of 2022 Note Hedge	—	233
Property and equipment included in accounts payable, accrued expenses and other liabilities	38	59

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2022 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on January 31, 2023.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of June 30, 2023, we had one customer, a U.S. federal channel partner and systems integrator, that represented 14% of our accounts receivable balance. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. As of December 31, 2022, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$456	$—	$(1)	$455
Corporate notes and bonds	3,328	2	(39)	3,291
Certificates of deposit	123	—	—	123
U.S. government and agency securities	1,889	—	(19)	1,870
Mortgage-backed and asset-backed securities	102	—	(17)	85
Total available-for-sale securities	$5,898	$2	$(76)	$5,824

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$558	$—	$(2)	$556
Corporate notes and bonds	3,414	—	(52)	3,362
Certificates of deposit	162	—	—	162
U.S. government and agency securities	768	—	(2)	766
Mortgage-backed and asset-backed securities	98	—	(17)	81
Total available-for-sale securities	$5,000	$—	$(73)	$4,927

As of June 30, 2023, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale securities, by remaining contractual maturity, are as follows (in millions):

June 30, 2023
Due within 1 year	$3,084
Due in 1 year through 5 years	2,655
Instruments not due in single maturity	85
Total	$5,824

As of June 30, 2023 and December 31, 2022, the fair value of available-for-sale securities in a continuous unrealized loss position totaled $5,231 million and $4,232 million, respectively, the majority of which has been in a continuous unrealized loss position for greater than 12 months.

The decline in fair value below amortized cost basis was not considered other than temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis, and credit-related impairment losses were not material as of June 30, 2023.

Non-Marketable Equity Investments

As of June 30, 2023 and December 31, 2022, the total amount of non-marketable equity investments in privately held companies included in other assets on our condensed consolidated balance sheets was $279 million and $252 million, respectively. These balances include a $100 million investment in the common and preferred shares of Celonis SE, a privately held company that develops and sells process mining software. Our non-marketable equity investments are accounted for using the measurement alternative, which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of June 30, 2023 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$691	$—	$691
Commercial paper	—	30	30
Corporate notes and bonds	—	1	1
Deposits	585	—	585
U.S. government and agency securities	—	33	33
Marketable securities:
Commercial paper	—	455	455
Corporate notes and bonds	—	3,291	3,291
Certificates of deposit	—	123	123
U.S. government and agency securities	—	1,870	1,870
Mortgage-backed and asset-backed securities	—	85	85
Total	$1,276	$5,888	$7,164

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and are immaterial as of June 30, 2023 and December 31, 2022.

(5) Business Combinations

During the three months ended June 30, 2022, we completed an acquisition for total consideration of $57 million primarily to enhance our products with the acquired technology and engineering workforce. The acquisition was not material to our condensed consolidated financial statements.

(6) Intangible Assets
Intangible assets consist of the following (in millions):

	June 30, 2023	December 31, 2022
Developed technology	$436	$434
Patents	72	72
Other	11	15
Intangible assets, gross	519	521
Less: accumulated amortization	(328)	(289)
Intangible assets, net	$191	$232

The weighted-average useful life of the acquired developed technology for the six months ended June 30, 2023 and 2022 was approximately five years. Amortization expense for intangible assets for the three months ended June 30, 2023 and 2022 was $22 million and $20 million, respectively, and for the six months ended June 30, 2023 and 2022 was $42 million and $40 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2023 (in millions):

Years Ending December 31,
Remainder of 2023	$38
2024	71
2025	51
2026	20
2027	6
Thereafter	5
Total future amortization expense	$191

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2023	December 31, 2022
Computer equipment	$1,799	$1,606
Computer software	91	82
Leasehold and other improvements	226	226
Furniture and fixtures	79	81
Construction in progress	70	53
Property and equipment, gross	2,265	2,048
Less: Accumulated depreciation	(1,117)	(995)
Property and equipment, net	$1,148	$1,053

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended June 30, 2023 and 2022 was $88 million and $61 million, respectively, and for the six months ended June 30, 2023 and 2022 was $169 million and $119 million, respectively.

(8) Derivative Contracts

As of June 30, 2023 and December 31, 2022, we had foreign currency forward contracts with total notional values of $3,275 million and $1,360 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Outstanding foreign currency forward contracts are recorded at gross fair value as prepaid expenses and other current assets as well as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The gross fair value of these foreign currency forward contracts was immaterial as of June 30, 2023 and December 31, 2022. The gains (losses) recognized for these foreign currency forward contracts were immaterial for each of the three and six months ended June 30, 2023 and 2022.

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended June 30, 2023 and 2022 from amounts included in deferred revenue as of March 31, 2023 and 2022 were $1.9 billion and $1.5 billion, respectively.

Revenues recognized during the six months ended June 30, 2023 and 2022 from amounts included in deferred revenue as of December 31, 2022 and 2021 were $3.2 billion and $2.5 billion, respectively.

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

As of June 30, 2023, the total non-cancellable RPO under our contracts with customers was $14.2 billion and we expect to recognize revenues on approximately 51% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

For the periods ended June 30, 2023 and December 31, 2022, the carrying value of our outstanding debt was $1,487 million and $1,486 million, respectively, net of unamortized debt discount and issuance costs of $13 million and $14 million, respectively.

We consider the fair value of the 2030 Notes at June 30, 2023 and December 31, 2022 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,187 million and $1,144 million at June 30, 2023 and December 31, 2022, respectively.

2030 Notes

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred approximately $13 million for debt issuance costs. The effective interest rate for the 2030 Notes was 1.53% and included interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict our ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

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

	Purchase	Initial Shares	Shares as of June 30, 2023

	(in millions)
2022 Note Hedge	$128	6	—

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

(11) Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	June 30, 2023	December 31, 2022

Foreign currency translation adjustment	$(12)	$(25)
Net unrealized loss on investments	(79)	(77)
Accumulated other comprehensive loss	$(91)	$(102)

Reclassification adjustments out of accumulated other comprehensive loss into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of June 30, 2023. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2023, we had 204.3 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

June 30, 2023
Stock plans:
Options outstanding	1,168
RSUs(1)	7,751
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	11,985
Amended and Restated 2012 Employee Stock Purchase Plan(2)	8,693
Total shares of common stock reserved for future issuance	29,597
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 13.
(2)Refer to Note 13 for a description of these plans.

We issued a total of 1.4 million shares for each of the six months ended June 30, 2023 and 2022 from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock (the “Share Repurchase Program”). Under this new program, we may repurchase our common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. As of June 30, 2023, we have not repurchased shares under the Share Repurchase Program.

(13)  Equity Awards

We currently have three equity incentive plans: 2012 Equity Incentive Plan (the “2012 Plan”), amended and restated 2021 Equity Incentive Plan (the “Restated 2021 Plan”) and 2022 New-Hire Equity Incentive Plan (the “2022 Plan”). The 2012 Plan was terminated in connection with the approval of the 2021 Plan on June 7, 2021 but continues to govern the terms of outstanding equity awards that were granted prior to the termination of the 2012 Plan. As of June 7, 2021, we no longer grant equity awards pursuant to the 2012 Plan. The Restated 2021 Plan was approved by the shareholders on June 1, 2023 to increase shares available for future grants by approximately 10 million shares. Effective on June 1, 2023, no further awards will be made under the 2022 Plan.

The Restated 2021 Plan and the 2012 Plan provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, performance-based stock awards and other forms of equity compensation (collectively, “equity awards”). The 2022 Plan permits the grant of any of the foregoing awards with the exception of incentive stock options. In addition, the 2022 Plan, the Restated 2021 Plan and the 2012 Plan provide for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other equity awards may be granted to employees, including officers, as well as directors and consultants.

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

Stock Options

A summary of stock option activity for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2022	1,237	$590.36
Exercised	(14)	$65.85		$6
Forfeited	(55)	$627.21
Outstanding at June 30, 2023	1,168	$595.01	7.9	$73
Vested and expected to vest as of June 30, 2023	931	$576.37	7.7	$71
Vested and exercisable as of June 30, 2023	149	$183.25	5.1	$56

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

The total fair value of stock options vested during the six months ended June 30, 2023 was $4 million. No stock options were granted during the six months ended June 30, 2023.

As of June 30, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $46 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2023 was approximately one year.

RSUs

A summary of RSU activity for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2022	5,737	$505.79
Granted	3,788	$467.78
Vested	(1,514)	$459.92
Forfeited	(260)	$506.61
Outstanding at June 30, 2023	7,751	$496.60
Expected to vest as of June 30, 2023	6,695

RSUs outstanding as of June 30, 2023 were comprised of 7.2 million RSUs with only service conditions and 0.6 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $699 million for the six months ended June 30, 2023. As of June 30, 2023, the aggregate intrinsic value of RSUs outstanding was $4.4 billion and RSUs expected to vest was $3.8 billion. The weighted-average grant-date fair value of RSUs granted was $467.78 per share for the six months ended June 30, 2023.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the six months ended June 30, 2023 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $70 million and $65 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $2.9 billion, and the weighted-average remaining vesting period was approximately three years.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$1,044	$20	$1,194	$95
Denominator:
Weighted-average shares outstanding - basic	204,021	200,955	203,705	200,517
Weighted-average effect of potentially dilutive securities:
Common stock options	119	137	115	159
RSUs	1,197	1,251	870	1,678
ESPP obligations	14	—	—	—
2022 Notes settlements	—	443	—	565
Settlement of 2022 Warrants	—	232	—	309
Weighted-average shares outstanding - diluted	205,351	203,018	204,690	203,228
Net income per share - basic	$5.12	$0.10	$5.86	$0.47
Net income per share - diluted	$5.08	$0.10	$5.83	$0.47

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock options	967	1,022	967	1,022
RSUs	2,479	3,875	2,735	3,457
ESPP obligations	—	159	188	159
Total potentially dilutive securities	3,446	5,056	3,890	4,638

(15)   (Benefit from) Provision for Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

The income tax benefit was $870 million and $832 million for the three and six months ended June 30, 2023, respectively. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We continue to maintain a valuation allowance of $177 million against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. We released $910 million of our valuation allowance as a discrete tax benefit and $55 million as part of the effective tax rate during the three months ended June 30, 2023. The remaining $86 million is expected to be released during the remaining two quarters of 2023. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Our income tax provision was $9 million and $19 million for the three and six months ended June 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2023, our tax years 2004 to 2022 remain subject to examination in most jurisdictions.

Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.

(16) Commitments and Contingencies

Operating Leases

For some of our offices and data centers, we have entered into non-cancellable operating lease agreements with various expiration dates through 2035 Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.

Total operating lease costs were $32 million and $63 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and six months ended June 30, 2023, respectively.

Total operating lease costs were $28 million and $56 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and six months ended June 30, 2022, respectively.

For the six months ended June 30, 2023 and 2022, total cash paid for amounts included in the measurement of operating lease liabilities was $40 million and $38 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $24 million and $68 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of June 30, 2023 are presented in the table below (in millions):

Remainder of 2023	$54
2024	99
2025	104
2026	84
2027	74
Thereafter	450
Total operating lease payments	865
Less: imputed interest	(140)
Present value of operating lease liabilities	$725

In addition to the amounts above, as of June 30, 2023, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $69 million. These operating leases are expected to commence in 2023 with lease terms of twelve years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the six months ended June 30, 2023 that were outside the ordinary course of business. During the three months ended September 30, 2022, we entered into a non-cancellable, $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our 2030 Notes.

Further, $39 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2023.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America(1)	$1,369	$1,139	$2,713	$2,255
EMEA(2)	547	433	1,079	867
Asia Pacific and other	234	180	454	352
Total revenues	$2,150	$1,752	$4,246	$3,474

Property and equipment, net by geographic area were as follows (in millions):

	June 30, 2023	December 31, 2022
North America(3)	$740	$664
EMEA(2)	240	221
Asia Pacific and other	168	168
Total property and equipment, net	$1,148	$1,053

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and six months ended June 30, 2023 and 2022.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were approximately 83% and 85% of property and equipment, net attributable to North America as of June 30, 2023 and December 31, 2022, respectively.
.
Subscription revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Digital workflow products	$1,836	$1,463	$3,626	$2,903
ITOM products	239	195	473	386
Total subscription revenues	$2,075	$1,658	$4,099	$3,289

Our digital workflow products are generally priced on a per user basis and include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Asset Management, Security Operations, Integrated Risk Management (formerly, Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Source-to-Pay Operations (formerly known as Procurement Operations Management), Supplier Lifecycle Operations, Accounts Payable Operations and Impact. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

(18) Subsequent Events

In July 2023, we acquired all outstanding shares of G2K Group GmbH, an artificial intelligence powered platform, for total consideration of approximately $500 million in cash. The acquisition is intended to enhance our Now Platform with the acquired smart Internet of Things (“IoT”) technology, enabling businesses to intelligently action digital and in-store data with enterprise-grade workflows. The consideration is paid in two installments, the first installment made at the close of the transaction in July 2023 and the second installment to be paid in February 2024. We are currently in the process of finalizing the accounting for this transaction and expect to complete the preliminary purchase price allocation in the third quarter of 2023.

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

We are closely monitoring the unfolding events of the Russian invasion of Ukraine. While the Russia-Ukraine conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets as of June 30, 2023 and December 31, 2022, and of our total consolidated revenues for each of the three and six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, our RPO was $14.2 billion, of which 51% represented cRPO. RPO and cRPO increased by 24% and 25%, respectively, compared to June 30, 2022. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,724 and 1,466 customers with ACV greater than $1 million as of June 30, 2023 and 2022, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Six Months Ended June 30,		% Change
	2023	2022

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,482	$1,296	14%
Purchases of property and equipment	(297)	(244)	22%
Free cash flow	$1,185	$1,052	13%

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 99% for each of the three months ended June 30, 2023 and 2022, and 98% for each of the six months ended June 30, 2023 and 2022. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% of our total revenues for each of the three and six months ended June 30, 2023 and 2022. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 9% and 10% for each of the three and six months ended June 30, 2023, respectively, and 13% and 12% for each of the three and six months ended June 30, 2022, respectively.

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

Research and Development

Research and development (“R&D”) expenses consist primarily of personnel-related expenses directly associated with our research and development staff, including salaries, benefits, bonuses, stock-based compensation and allocated overhead. Research and development expenses also include data center capacity costs, costs associated with outside services contracted for research and development purposes and depreciation of infrastructure hardware equipment that is used solely for research and development purposes.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of personnel-related expenses for our executive, finance, legal, human resources, facilities and administrative personnel, including salaries, benefits, bonuses, stock-based compensation, external legal, accounting and other professional services fees, other corporate expenses, amortization of intangible assets and allocated overhead.

(Benefit from) provision for Income Taxes

(Benefit from) provision for income taxes consists of federal, state and foreign income taxes. Our income tax benefit is primarily attributable to the release of the valuation allowance against certain U.S. federal and state deferred tax assets, excluding California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect R&D tax credit generation to exceed our ability to use the credits in future years.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$2,075	$1,658	25%	$4,099	$3,289	25%
Professional services and other	75	94	(20%)	147	185	(21%)
Total revenues	$2,150	$1,752	23%	$4,246	$3,474	22%
Percentage of revenues:
Subscription	97%	95%		97%	95%
Professional services and other	3%	5%		3%	5%
Total	100%	100%		100%	100%

Subscription revenues increased by $417 million and $810 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $48 million and $49 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended June 30, 2023 and 2022, respectively, and $143 million and $126 million during the six months ended June 30, 2023 and 2022, respectively.

We expect subscription revenues for the year ending December 31, 2023 to increase in absolute dollars and increase slightly as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2022.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2023 are based on the 30-day average of foreign exchange rates for June 30, 2023.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Digital workflow products	$1,836	$1,463	25%	$3,626	$2,903	25%
ITOM products	239	195	23%	473	386	23%
Total subscription revenues	$2,075	$1,658	25%	$4,099	$3,289	25%

Our digital workflow products are generally priced on a per user basis and include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Asset Management, Security Operations, Integrated Risk Management (formerly, Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Source-to-Pay Operations (formerly known as Procurement Operations Management), Supplier Lifecycle Operations, Accounts Payable Operations and Impact. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

Professional services and other revenues decreased by $19 million and $38 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to a decrease in services and trainings provided to new and existing customers.

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

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$389	$287	36%	$743	$562	32%
Professional services and other	82	102	(20%)	166	196	(15%)
Total cost of revenues	$471	$389	21%	$909	$758	20%
Gross profit (loss) percentage:
Subscription	81%	83%		82%	83%
Professional services and other	(9%)	(9%)		(13%)	(6%)
Total gross profit percentage	78%	78%		79%	78%
Gross profit	$1,679	$1,363		$3,337	$2,716

Cost of subscription revenues increased by $102 million and $181 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $57 million and $105 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Depreciation expense related to infrastructure hardware equipment dedicated for customer use increased by $25 million and $45 million and maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $14 million and $22 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.

We expect our cost of subscription revenues for the year ending December 31, 2023 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances and to increase slightly as a percentage of revenue compared to the year ended December 31, 2022. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our subscription gross profit percentage was 81% and 82% for the three and six months ended June 30, 2023, respectively, and 83% for each of the three and six months ended June 30, 2022. We expect our subscription gross profit percentage to decrease slightly for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Cost of professional services and other revenues decreased by $20 million and $30 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to a decrease in personnel-related costs including stock-based compensation.

Our professional services and other gross loss percentage was 9% for the three months ended June 30, 2023 and 2022. Professional services and other gross loss percentage increased to 13% for the six months ended June 30, 2023 compared to 6% for the six months ended June 30, 2022, primarily driven by professional services and other revenue declining at a faster rate than personnel-related costs. We expect our professional services and other gross loss percentage to increase slightly for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Sales and marketing	$832	$722	15%	$1,655	$1,395	19%
Percentage of revenues	39%	41%		39%	40%

Sales and marketing expenses increased by $110 million and $260 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $77 million and $182 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Amortization expenses associated with deferred commissions increased by $25 million and $50 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which includes branding, costs associated with purchasing advertising, marketing events and market data, increased by $8 million and $28 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to increased program costs and travel for our annual Sales Kickoff.

We expect sales and marketing expenses for the year ending December 31, 2023 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from increased sales productivity and marketing efficiencies offset by growth in our international operations in 2023.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Research and development	$521	$444	17%	$1,013	$858	18%
Percentage of revenues	24%	25%		24%	25%

R&D expenses increased by $77 million and $155 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $73 million and $148 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.

We expect R&D expenses for the year ending December 31, 2023 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022 as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
General and administrative	$209	$175	19%	$408	$354	15%
Percentage of revenues	10%	10%		10%	10%

G&A expenses increased by $34 million and $54 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $23 million and $40 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. Non personnel-related costs and outside services increased by $11 million and $12 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year.

We expect G&A expenses for the year ending December 31, 2023 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$50	$39	28%	$96	$75	28%
Professional services and other	15	18	(17%)	29	34	(15%)
Operating expenses:
Sales and marketing	120	113	6%	246	218	13%
Research and development	145	126	15%	280	241	16%
General and administrative	67	56	20%	127	109	17%
Total stock-based compensation	$397	$352	13%	$778	$677	15%
Percentage of revenues	18%	20%		18%	19%

Stock-based compensation increased by $45 million and $101 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2023, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2023 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of revenue compared to the year ended December 31, 2022. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 36% of total revenues for each of the three and six months ended June 30, 2023 and 35% for each of the three and six months ended June 30, 2022 .

We primarily transact in certain foreign currencies for sales outside of the United States. For the three months ended June 30, 2023, the general weakening of the U.S. Dollar relative to primarily the Euro had an immaterial impact on our subscription revenues. The general strengthening of the U.S. Dollar relative to certain major foreign currencies (primarily the Euro and British Pound Sterling) had an unfavorable impact on our revenues for the six months ended June 30, 2023. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2023 at the exchange rates in effect for the six months ended June 30, 2022 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $43 million higher. The impact from the foreign currency movements from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 was not material for professional services and other revenues.

In addition, because we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to these major foreign currencies had a favorable impact on our cost of revenues, sales and marketing and R&D expenses for each of the three and six months ended June 30, 2023. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2023 at the exchange rates in effect for the six months ended June 30, 2022 rather than the actual exchange rates in effect during the period, our reported cost of revenues, sales and marketing and R&D expenses would have been $11 million, $17 million, and $10 million higher for the six months ended June 30, 2023, respectively. The impact from the foreign currency movements from the three months ended June 30, 2022 to the three months ended June 30, 2023 was not material to cost of revenues, sales and marketing, R&D and G&A expenses. The impact from the foreign currency movements from the six months ended June 30, 2022 to the six months ended June 30, 2023 was not material to G&A expenses.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Interest income	$74	$12	NM	$134	$17	NM
Percentage of revenues	3%	1%		3%	—%
NM - Not meaningful

Interest income increased by $62 million and $117 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily driven by an increase in investment income from our managed portfolio resulting from the increase in interest rates.

Other expense, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(dollars in millions)			(dollars in millions)
Interest expense	$(6)	$(6)	—%	$(12)	$(12)	—%
Other	(11)	1	NM	(21)	—	NM
Other expense, net	$(17)	$(5)	240%	$(33)	$(12)	175%
Percentage of revenues	(1%)	—%		(1%)	—%
 NM - Not meaningful

Other expense, net increased by $12 million and $21 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily driven by higher foreign exchange loss, unrealized loss on marketable equity securities and impairment of certain non-marketable equity investments.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net were immaterial for each of the three and six months ended June 30, 2023 and 2022.

(Benefit from) provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Income before income taxes	$174	$29	NM	$362	$114	218%
(Benefit from) provision for income taxes	$(870)	$9	NM	$(832)	$19	NM
Effective tax rate	(500%)	31%		(230%)	17%
NM - Not meaningful

The income tax benefit was $870 million and $832 million for the three and six months ended June 30, 2023, respectively. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We continue to maintain a valuation allowance of $177 million against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect R&D tax credit generation to exceed our ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. We released $910 million of our valuation allowance as a discrete tax benefit and $55 million as part of the effective tax rate during the three months ended June 30, 2023. The remaining $86 million is expected to be released during the remaining two quarters of 2023. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Our income tax provision was $9 million and $19 million for the three and six months ended June 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions and benefits for our workforce; licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2023. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $7.5 billion as of June 30, 2023.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses and services arrangements that are integral to our business operations and operating lease obligations. Operating lease obligations totaling $865 million are principally associated with leased facilities and have varying maturities with $450 million due over the next five years.

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

	Six Months Ended June 30,
	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$1,482	$1,296
Net cash used in investing activities	$(1,198)	$(1,080)
Net cash used in financing activities	$(89)	$(229)
Net increase (decrease) in cash, cash equivalents and restricted cash	$195	$(62)

Operating Activities

Net cash provided by operating activities was $1,482 million for the six months ended June 30, 2023 compared to $1,296 million for the six months ended June 30, 2022. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $1,198 million compared to $1,080 million for the six months ended June 30, 2022. The net increase in cash used in investing activities was primarily due to a $225 million increase in net purchases of investments and a $53 million increase in purchases of property and equipment, partially offset by a $90 million decrease in purchases of non-marketable investments and a $57 million decrease in business combinations.

Financing Activities

Net cash used in financing activities was $89 million for the six months ended June 30, 2023 compared to net cash used in financing activities of $229 million for the six months ended June 30, 2022. The decrease in cash used in financing activities is primarily due to a $94 million decrease related to repayments of convertible senior notes attributable to principal, a $35 million decrease in taxes paid related to net share settlement of equity awards, and an $11 million increase in proceeds from employee stock plans.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of June 30, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 31, 2023 and below all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on January 31, 2023 identifies the risks and uncertainties, though they are not the only ones we face, that could materially and adversely affect our business, financial condition or results of operations. Our business could be harmed by any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial. Our stock price could decline due to any of these risks.

Risks Related to Our Ability to Grow Our Business

Laws, regulations and customer expectations regarding the use, storage and movement of data may restrict our ability to continue to optimize our platform and adversely affect our business.

Governments have adopted, and may likely continue to adopt, laws and regulations affecting the use, storage and movement of data, including laws related to data privacy, the use of machine learning and artificial intelligence (“AI”), and data sovereignty or residency requirements. As a cloud-based service provider, we optimize performance of our products and services by utilizing data centers located in, and support provided from, different jurisdictions. As we continue to innovate and improve the offerings on our platform, we leverage machine learning and AI to create more efficient and effective workflows for our customers. Changing laws, regulations and standards applying to the collection, storage, use, sharing, transfer or other control or processing of data, including personal data such as employee or marketing data, could affect our ability to efficiently and cost-effectively offer our services, to develop our products and services to maximize their utility, as well as our customers’ ability to use data or share data with service providers. Such changes may restrict our ability to use, store or otherwise process data of our customers in connection with providing and supporting our services. In some cases, this could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. In addition, we may become subject to new or heightened legal, ethical or other challenges arising out of the perceived or actual impact of AI on human rights, intellectual property, privacy and employment, among other issues, and we may experience brand or reputational harm, legal liability or increased costs associated with those issues.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021

10.1*	Letter of Understanding - International Business Travel Arrangement dated May 26, 2023, between the Registrant and Paul Smith					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* Indicates a management contract, compensatory plan or arrangement.
** The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICENOW, INC.

Date: July 26, 2023	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2023	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2023	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)