Form 10-Q
period 2023-09-30
ServiceNow, Inc.
filed 2023-10-26
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2023, there were approximately 205 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,112	$1,470
Short-term investments	2,955	2,810
Accounts receivable, net	1,168	1,725
Current portion of deferred commissions	417	369
Prepaid expenses and other current assets	394	280
Total current assets	6,046	6,654
Deferred commissions, less current portion	807	742
Long-term investments	2,939	2,117
Property and equipment, net	1,199	1,053
Operating lease right-of-use assets	699	682
Intangible assets, net	242	232
Goodwill	1,204	824
Deferred tax assets	1,505	636
Other assets	450	359
Total assets	$15,091	$13,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69	$274
Accrued expenses and other current liabilities	1,001	975
Current portion of deferred revenue	4,440	4,660
Current portion of operating lease liabilities	91	96
Total current liabilities	5,601	6,005
Deferred revenue, less current portion	46	70
Operating lease liabilities, less current portion	682	650
Long-term debt, net	1,487	1,486
Other long-term liabilities	93	56
Total liabilities	7,909	8,267
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Treasury stock, at cost	(282)	—
Additional paid-in capital	5,847	4,796
Accumulated other comprehensive loss	(157)	(102)
Retained earnings	1,774	338
Total stockholders’ equity	7,182	5,032
Total liabilities and stockholders’ equity	$15,091	$13,299

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscription	$2,216	$1,742	$6,315	$5,031
Professional services and other	72	89	219	274
Total revenues	2,288	1,831	6,534	5,305
Cost of revenues(1):
Subscription	420	301	1,163	863
Professional services and other	76	99	242	295
Total cost of revenues	496	400	1,405	1,158
Gross profit	1,792	1,431	5,129	4,147
Operating expenses(1):
Sales and marketing	799	697	2,454	2,092
Research and development	549	456	1,562	1,314
General and administrative	213	187	621	541
Total operating expenses	1,561	1,340	4,637	3,947
Income from operations	231	91	492	200
Interest income	82	26	216	43
Other expense, net	(14)	(15)	(47)	(27)
Income before income taxes	299	102	661	216
Provision for (benefit from) income taxes	57	22	(775)	41
Net income	$242	$80	$1,436	$175
Net income per share - basic	$1.18	$0.39	$7.04	$0.87
Net income per share - diluted	$1.17	$0.39	$7.00	$0.86
Weighted-average shares used to compute net income per share - basic	204,464	202,045	203,961	201,026
Weighted-average shares used to compute net income per share - diluted	206,277	203,121	205,194	203,350
Other comprehensive loss:
Foreign currency translation adjustments	$(64)	$(51)	$(51)	$(125)
Unrealized loss on investments, net of tax	(2)	(21)	(4)	(81)
Other comprehensive loss	(66)	(72)	(55)	(206)
Comprehensive income (loss)	$176	$8	$1,381	$(31)
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues:
Subscription	$52	$41	$148	$116
Professional services and other	11	17	40	51
Operating expenses:
Sales and marketing	132	119	378	337
Research and development	150	127	430	368
General and administrative	68	57	195	166
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended September 30, 2023								Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at beginning of the period	204,267	—	—	—	5,485	1,532	(91)	6,926	201,614	$—	$4,186	$108	$(100)	$4,194
Common stock issued under employee stock plans	788	—	—	—	76	—	—	76	751	—	71	—	—	71
Common stock repurchased	—	—	(500)	(282)	—	—	—	(282)	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(127)	—	—	(127)	—	—	(111)	—	—	(111)
Stock-based compensation	—	—	—	—	413	—	—	413	—	—	361	—	—	361
Other comprehensive loss, net of tax	—	—	—	—	—	—	(66)	(66)	—	—	—	—	(72)	(72)
Net income	—	—	—	—	—	242	—	242	—	—	—	80	—	80
Balance at end of the period	205,055	$—	(500)	$(282)	$5,847	$1,774	$(157)	$7,182	202,365	$—	$4,507	$188	$(172)	$4,523

	Nine Months Ended September 30, 2023								Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at beginning of the period	202,882	$—	—	$—	$4,796	$338	$(102)	$5,032	199,608	$—	$3,665	$(4)	$34	$3,695
Cumulative-effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	—	—	—	—	—	—	—	—	(19)	17	—	(2)
Common stock issued under employee stock plans	2,173	—	—	—	193	—	—	193	2,154	—	177	—	—	177
Common stock repurchased	—	—	(500)	(282)	—	—	—	(282)	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(333)	—	—	(333)	—	—	(352)	—	—	(352)
Stock-based compensation	—	—	—	—	1,191	—	—	1,191	—	—	1,036	—	—	1,036
Settlement of 2022 Warrants	—	—	—	—	—	—	—	—	603	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)
Benefit from exercise of 2022 Note Hedge	—	—	—	—	—	—	—	—	—	—	233	—	—	233
Other comprehensive loss, net of tax	—	—	—	—	—	—	(55)	(55)	—	—	—	—	(206)	(206)
Net income	—	—	—	—	—	1,436	—	1,436	—	—	—	175	—	175
Balance at end of the period	205,055	$—	(500)	$(282)	$5,847	$1,774	$(157)	$7,182	202,365	$—	$4,507	$188	$(172)	$4,523

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,436	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408	315
Amortization of deferred commissions	333	261
Stock-based compensation	1,191	1,038
Deferred income taxes	(874)	(3)
Other	(13)	9
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	552	445
Deferred commissions	(453)	(369)
Prepaid expenses and other assets	(183)	(73)
Accounts payable	(188)	116
Deferred revenue	(217)	(156)
Accrued expenses and other liabilities	(199)	(197)
Net cash provided by operating activities	$1,793	$1,561
Cash flows from investing activities:
Purchases of property and equipment	(433)	(406)
Business combinations, net of cash acquired	(282)	(57)
Purchases of investments	(3,805)	(2,811)
Purchases of non-marketable investments	(56)	(138)
Sales and maturities of investments	2,868	1,700
Other	(15)	3
Net cash used in investing activities	$(1,723)	$(1,709)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	—	(94)
Proceeds from employee stock plans	193	177
Repurchases of common stock	(282)	—
Taxes paid related to net share settlement of equity awards	(333)	(352)
Net cash used in financing activities	$(422)	$(269)
Foreign currency effect on cash, cash equivalents and restricted cash	(4)	(61)
Net change in cash, cash equivalents and restricted cash	(356)	(478)
Cash, cash equivalents and restricted cash at beginning of period	1,475	1,732
Cash, cash equivalents and restricted cash at end of period	$1,119	$1,254
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,112	$1,248
Restricted cash included in prepaid expenses and other current assets	7	6
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,119	$1,254
Supplemental disclosures of other cash flow information:
Interest paid	$23	$23
Income taxes paid, net of refunds	103	33
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	—	233
Benefit from exercise of 2022 Note Hedge	—	233
Property and equipment included in accounts payable, accrued expenses and other liabilities	63	34

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2022 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on January 31, 2023.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of September 30, 2023, we had one customer, a U.S. federal channel partner and systems integrator, that represented 26% of our accounts receivable balance. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. As of December 31, 2022, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$475	$—	$(1)	$474
Corporate notes and bonds	3,324	—	(33)	3,291
Certificates of deposit	112	—	—	112
U.S. government and agency securities	1,958	—	(22)	1,936
Mortgage-backed and asset-backed securities	103	—	(22)	81
Total available-for-sale debt securities	$5,972	$—	$(78)	$5,894

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$558	$—	$(2)	$556
Corporate notes and bonds	3,414	—	(52)	3,362
Certificates of deposit	162	—	—	162
U.S. government and agency securities	768	—	(2)	766
Mortgage-backed and asset-backed securities	98	—	(17)	81
Total available-for-sale debt securities	$5,000	$—	$(73)	$4,927

As of September 30, 2023, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 36 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

September 30, 2023
Due within 1 year	$2,955
Due in 1 year through 5 years	2,858
Instruments not due in single maturity	81
Total	$5,894

As of September 30, 2023 and December 31, 2022, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $5,289 million and $4,232 million, respectively. As of September 30, 2023, unrealized losses of $41 million from available-for-sale debt securities is from securities in a continuous unrealized loss position greater than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were not material as of September 30, 2023.

Non-Marketable Equity Investments

As of September 30, 2023 and December 31, 2022, the total amount of non-marketable equity investments in privately held companies included in other assets on our condensed consolidated balance sheets was $288 million and $252 million, respectively. These balances include a $100 million investment in the common and preferred shares of Celonis SE, a privately held company that develops and sells process mining software. Our non-marketable equity investments are accounted for using the measurement alternative, which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the three and nine months ended September 30, 2023 and 2022 are immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2023 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$457	$—	$457
Commercial paper	—	36	36
Corporate notes and bonds	—	1	1
Deposits	291	—	291
U.S. government and agency securities	—	64	64
Marketable securities:
Commercial paper	—	474	474
Corporate notes and bonds	—	3,291	3,291
Certificates of deposit	—	112	112
U.S. government and agency securities	—	1,936	1,936
Mortgage-backed and asset-backed securities	—	81	81
Total	$748	$5,995	$6,743

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and are immaterial as of September 30, 2023 and December 31, 2022.

(5) Business Combinations

On July 17, 2023, we acquired all outstanding shares of G2K Group GmbH, an artificial intelligence powered platform, for $464 million in a cash transaction. The consideration is paid in two installments. The first installment was made at the close of the transaction in July 2023. The second installment will be paid in February 2024 and is recognized as accrued expenses and other current liabilities, which is a non-cash financing activity as of September 30, 2023. The acquisition is intended to enhance our Now Platform with the acquired smart Internet of Things (“IoT”) technology, enabling businesses to intelligently action digital and in-store data with enterprise-grade workflows.

The purchase price was preliminarily allocated based on the estimated fair value of the developed technology intangible asset of $75 million (six-year estimated useful life), net tangible liabilities of $1 million, deferred tax liabilities of $23 million and goodwill of $413 million, which is not deductible for income tax purposes.

Goodwill is primarily attributed to the value expected from synergies resulting from the business combination. The fair values assigned to tangible and intangible assets acquired, liabilities assumed and income taxes payable and deferred taxes are based on management’s estimates and assumptions. The provisional measurements of fair value for certain assets and liabilities, which encompass primarily deferred taxes and income taxes payable, may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

We have included the financial results of the business combination in the condensed consolidated financial statements from the date of acquisition, which was not material.

During the nine months ended September 30, 2022, we completed an acquisition for total consideration of $57 million primarily to enhance our products with the acquired technology and engineering workforce. The acquisition was not material to our condensed consolidated financial statements.

(6) Goodwill and Intangible Assets
Goodwill balance consists of the following (in millions):

Carrying Amount
Balance as of December 31, 2022	$824
Goodwill acquired	413
Foreign currency translation adjustments	(33)
Balance as of September 30, 2023	$1,204

`Intangible assets consist of the following (in millions):

	September 30, 2023	December 31, 2022
Developed technology	$507	$434
Patents	72	72
Other	11	15
Intangible assets, gross	590	521
Less: accumulated amortization	(348)	(289)
Intangible assets, net	$242	$232

The weighted-average useful life of the acquired developed technology for the nine months ended September 30, 2023 and 2022 was approximately five years. Amortization expense for intangible assets for the three months ended September 30, 2023 and 2022 was $21 million and $20 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $63 million and $60 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2023 (in millions):

Years Ending December 31,
Remainder of 2023	$22
2024	82
2025	62
2026	33
2027	19
Thereafter	24
Total future amortization expense	$242

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2023	December 31, 2022
Computer equipment	$1,902	$1,606
Computer software	94	82
Leasehold and other improvements	280	226
Furniture and fixtures	89	81
Construction in progress	14	53
Property and equipment, gross	2,379	2,048
Less: Accumulated depreciation	(1,180)	(995)
Property and equipment, net	$1,199	$1,053

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended September 30, 2023 and 2022 was $98 million and $66 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $267 million and $185 million, respectively.

(8) Derivative Contracts

As of September 30, 2023 and December 31, 2022, we had foreign currency forward contracts with total notional values of $1,592 million and $1,360 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Outstanding foreign currency forward contracts are recorded at gross fair value as prepaid expenses and other current assets as well as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The gross fair value of these foreign currency forward contracts was immaterial as of September 30, 2023 and December 31, 2022. The gains (losses) recognized for these foreign currency forward contracts were immaterial for each of the three and nine months ended September 30, 2023 and 2022.

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended September 30, 2023 and 2022 from amounts included in deferred revenue as of June 30, 2023 and 2022 were $2.0 billion and $1.6 billion, respectively.

Revenues recognized during the nine months ended September 30, 2023 and 2022 from amounts included in deferred revenue as of December 31, 2022 and 2021 were $4.1 billion and $3.3 billion, respectively.

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

As of September 30, 2023, the total non-cancellable RPO under our contracts with customers was $14.4 billion and we expect to recognize revenues on approximately 52% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

For the periods ended September 30, 2023 and December 31, 2022, the carrying value of our outstanding debt was $1,487 million and $1,486 million, respectively, net of unamortized debt discount and issuance costs of $13 million and $14 million, respectively.

We consider the fair value of the 2030 Notes at September 30, 2023 and December 31, 2022 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,152 million and $1,144 million at September 30, 2023 and December 31, 2022, respectively.

2030 Notes

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred $13 million for debt issuance costs. The effective interest rate for the 2030 Notes was 1.53% and included interest payable, amortization of debt issuance cost and amortization of debt discount, as applicable. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict our ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

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

	Purchase	Initial Shares	Shares as of September 30, 2023

	(in millions)
2022 Note Hedge	$128	6	—

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

(11) Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	September 30, 2023	December 31, 2022

Foreign currency translation adjustment	$(76)	$(25)
Net unrealized loss on investments	(81)	(77)
Accumulated other comprehensive loss	$(157)	$(102)

Reclassification adjustments out of accumulated other comprehensive loss into net income were not material for all periods presented.

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of September 30, 2023. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2023, we had 204.6 million shares of common stock outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

September 30, 2023
Stock plans:
Options outstanding	1,158
RSUs(1)	6,964
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	11,934
Amended and Restated 2012 Employee Stock Purchase Plan(2)	8,508
Total shares of common stock reserved for future issuance	28,564
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 13.
(2)Refer to Note 13 for a description of these plans.

We issued a total of 2.2 million shares for each of the nine months ended September 30, 2023 and 2022, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

Treasury Stock

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

During the three months ended September 30, 2023, the Company repurchased 0.5 million shares of its common stock for $282 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of September 30, 2023, approximately $1.2 billion of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

(13)  Equity Awards

We currently have three equity incentive plans: 2012 Equity Incentive Plan (the “2012 Plan”), amended and restated 2021 Equity Incentive Plan (the “Restated 2021 Plan”) and 2022 New-Hire Equity Incentive Plan (the “2022 Plan”). The 2012 Plan was terminated in connection with the approval of the 2021 Plan on June 7, 2021 but continues to govern the terms of outstanding equity awards that were granted prior to the termination of the 2012 Plan. As of June 7, 2021, we no longer grant equity awards pursuant to the 2012 Plan. The Restated 2021 Plan was approved by the shareholders on June 1, 2023 to increase shares available for future grants by approximately 10 million shares. Upon effectiveness of the Restated 2021 Plan, the 2022 Plan was terminated, and no additional awards under the 2022 Plan have been made since the effective date of the Restated 2021 Plan. Outstanding equity awards under the 2022 Plan continue to be subject to the terms and conditions of the 2022 Plan.

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

Stock Options

A summary of stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2022	1,237	$590.36
Exercised	(24)	$66.20		$11
Forfeited	(55)	$626.10
Outstanding at September 30, 2023	1,158	$599.26	7.7	$68
Vested and expected to vest as of September 30, 2023	940	$582.46	7.6	$67
Vested and exercisable as of September 30, 2023	149	$193.82	5.2	$54

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

The total fair value of stock options vested during the nine months ended September 30, 2023 was $5 million. No stock options were granted during the nine months ended September 30, 2023.

As of September 30, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $30 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2023 was approximately one year.

RSUs

A summary of RSU activity for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2022	5,737	$505.79
Granted	3,951	$472.32
Vested	(2,338)	$469.05
Forfeited	(386)	$507.13
Outstanding at September 30, 2023	6,964	$499.57
Expected to vest as of September 30, 2023	6,135

RSUs outstanding as of September 30, 2023 were comprised of 6.5 million RSUs with only service conditions and 0.5 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $1.2 billion for the nine months ended September 30, 2023. As of September 30, 2023, the aggregate intrinsic value of RSUs outstanding was $3.9 billion and RSUs expected to vest was $3.4 billion.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2023 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $111 million and $91 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $2.7 billion, and the weighted-average remaining vesting period was approximately three years.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$242	$80	$1,436	$175
Denominator:
Weighted-average shares outstanding - basic	204,464	202,045	203,961	201,026
Weighted-average effect of potentially dilutive securities:
Common stock options	122	120	118	146
RSUs	1,674	956	1,113	1,598
ESPP obligations	17	—	2	—
2022 Notes settlements	—	—	—	375
Settlement of 2022 Warrants	—	—	—	205
Weighted-average shares outstanding - diluted	206,277	203,121	205,194	203,350
Net income per share - basic	$1.18	$0.39	$7.04	$0.87
Net income per share - diluted	$1.17	$0.39	$7.00	$0.86
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	3,068	5,255	3,647	4,836

(15)  Provision for (Benefit from) Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

The income tax provision was $57 million for the three months ended September 30, 2023, and our income tax benefit was $775 million for the nine months ended September 30, 2023. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, tax deductible research and development costs and the valuation allowance release through the effective tax rate. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. Of the $1.2 billion valuation allowance as of December 31, 2022, we released $843 million as a discrete tax benefit and $142 million as part of the effective tax rate during the nine months ended September 30, 2023. $65 million of the valuation allowance will be released during the fourth quarter of 2023, and we will continue to maintain a valuation allowance of $177 million against our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Our income tax provision was $22 million and $41 million for the three and nine months ended September 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2023, our tax years 2004 to 2022 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $33 million and $96 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and nine months ended September 30, 2023, respectively.

Total operating lease costs were $28 million and $84 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three and nine months ended September 30, 2022, respectively.

For the nine months ended September 30, 2023 and 2022, total cash paid for amounts included in the measurement of operating lease liabilities was $61 million and $56 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $93 million and $73 million for the nine months ended September 30, 2023 and 2022, respectively, of which the increase is largely related to additional office facilities located in Dublin, Ireland in line with the original commitment.

As of September 30, 2023, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of September 30, 2023 are presented in the table below (in millions):

Remainder of 2023	$28
2024	107
2025	118
2026	96
2027	80
Thereafter	490
Total operating lease payments	919
Less: imputed interest	(146)
Present value of operating lease liabilities	$773

As of September 30, 2023, we have no operating leases that have not yet commenced.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the nine months ended September 30, 2023 that were outside the ordinary course of business. During the three months ended September 30, 2022, we entered into a non-cancellable, $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our 2030 Notes.

Further, $45 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2023.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America(1)	$1,452	$1,209	$4,165	$3,464
EMEA(2)	585	432	1,664	1,299
Asia Pacific and other	251	190	705	542
Total revenues	$2,288	$1,831	$6,534	$5,305

Property and equipment, net by geographic area were as follows (in millions):

	September 30, 2023	December 31, 2022
North America(3)	$786	$664
EMEA(2)	257	221
Asia Pacific and other	156	168
Total property and equipment, net	$1,199	$1,053

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and nine months ended September 30, 2023 and 2022.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States was 83% and 85% of property and equipment, net attributable to North America as of September 30, 2023 and December 31, 2022, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Digital workflow products	$1,961	$1,534	$5,587	$4,437
ITOM products	255	208	728	594
Total subscription revenues	$2,216	$1,742	$6,315	$5,031

Our digital workflow products are generally priced on a per user basis and include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Asset Management, Security Operations, Integrated Risk Management (formerly known as Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Source-to-Pay Operations (formerly known as Procurement Operations Management), Supplier Lifecycle Operations, Accounts Payable Operations and Impact. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

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

We are closely monitoring the unfolding events of the Russian invasion of Ukraine and the current armed conflict in Israel and the Gaza Strip. While these events are still evolving and the outcome remains highly uncertain, we do not believe the conflicts will have a material impact on our business and results of operations. However, if the conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in these regions represented an immaterial portion of our net assets as of September 30, 2023 and December 31, 2022, and of our total consolidated revenues for each of the three and nine months ended September 30, 2023 and 2022.

Additionally, other recent macroeconomic events, including rising interest rates, global inflation and bank failures, have led to further economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across several large financial institutions and are not concentrated in one financial institution. We have not experienced any impact to our liquidity or to our current and projected business operations and financial condition due to recent bank failures. In addition, we have policy restrictions in place on the types of securities that can be purchased as part of our available-for-sale debt securities portfolio. These restrictions take industry and company concentration limits into consideration among other things. Furthermore, the majority of our non-marketable equity investments do not have material relationships with any one financial institution, and therefore, we believe that our exposure to loss is immaterial. We will continue to monitor the direct and indirect impact of macroeconomic events on our business and financial results.

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

As of September 30, 2023, our RPO was $14.4 billion, of which 52% represented cRPO. RPO and cRPO increased by 26% compared to September 30, 2022. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,789 and 1,535 customers with ACV greater than $1 million as of September 30, 2023 and 2022, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities plus cash paid for legal settlements, repayments of convertible senior notes attributable to debt discount and business combination and other related costs including compensation expense, reduced by purchases of property and equipment. Purchases of property and equipment are included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. A calculation of free cash flow is provided below:

	Nine Months Ended September 30,		% Change
	2023	2022

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,793	$1,561	15%
Purchases of property and equipment	(433)	(406)	7%
Business combination and other related costs	24	5	380%
Free cash flow	$1,384	$1,160	19%

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three and nine months ended September 30, 2023 and 2022. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% of our total revenues for each of the three and nine months ended September 30, 2023 and 2022. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 10% for each of the three and nine months ended September 30, 2023 and 14% and 13% for each of the three and nine months ended September 30, 2022, respectively.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal, state and foreign income taxes. Our income tax benefit for the nine months ended September 30, 2023 is primarily attributable to the release of the valuation allowance against certain U.S. federal and state deferred tax assets, excluding California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect R&D tax credit generation to exceed our ability to use the credits in future years.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$2,216	$1,742	27%	$6,315	$5,031	26%
Professional services and other	72	89	(19%)	219	274	(20%)
Total revenues	$2,288	$1,831	25%	$6,534	$5,305	23%
Percentage of revenues:
Subscription	97%	95%		97%	95%
Professional services and other	3%	5%		3%	5%
Total	100%	100%		100%	100%

Subscription revenues increased by $474 million and $1,284 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $67 million and $53 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2023 and 2022, respectively, and $210 million and $179 million during the nine months ended September 30, 2023 and 2022, respectively.

We expect subscription revenues for the year ending December 31, 2023 to increase in absolute dollars and increase slightly as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2022.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2023 are based on the 30-day average of foreign exchange rates for September 30, 2023.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Digital workflow products	$1,961	$1,534	28%	$5,587	$4,437	26%
ITOM products	255	208	23%	728	594	23%
Total subscription revenues	$2,216	$1,742	27%	$6,315	$5,031	26%

Our digital workflow products are generally priced on a per user basis and include the Now Platform, IT Service Management, Strategic Portfolio Management (formerly known as IT Business Management), IT Asset Management and Enterprise Asset Management, Security Operations, Integrated Risk Management (formerly known as Governance, Risk and Compliance), ESG Management, HR Service Delivery, Workplace Service Delivery, Legal Service Delivery, Customer Service Management, Field Service Management, Industry Solutions, App Engine, Automation Engine, Platform Privacy and Security, Source-to-Pay Operations (formerly known as Procurement Operations Management), Supplier Lifecycle Operations, Accounts Payable Operations and Impact. Our IT Operations Management (“ITOM”) products are generally priced on a subscription unit basis, which allows us to measure customers’ management of various IT resources, and decreasingly on a per node (physical or virtual server) basis.

Professional services and other revenues decreased by $17 million and $55 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, due to a decrease in services and trainings provided to new and existing customers.

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

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$420	$301	40%	$1,163	$863	35%
Professional services and other	76	99	(23%)	242	295	(18%)
Total cost of revenues	$496	$400	24%	$1,405	$1,158	21%
Gross profit (loss) percentage:
Subscription	81%	83%		82%	83%
Professional services and other	(6%)	(11%)		(11%)	(8%)
Total gross profit percentage	78%	78%		79%	78%
Gross profit	$1,792	$1,431		$5,129	$4,147

Cost of subscription revenues increased by $119 million and $300 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $59 million and $164 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Depreciation expense related to infrastructure hardware equipment dedicated for customer use increased by $29 million and $74 million and maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $27 million and $49 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022.

We expect our cost of subscription revenues for the year ending December 31, 2023 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances and to increase slightly as a percentage of revenue compared to the year ended December 31, 2022. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our subscription gross profit percentage was 81% and 82% for the three and nine months ended September 30, 2023, respectively, and 83% for each of the three and nine months ended September 30, 2022. We expect our subscription gross profit percentage to decrease slightly for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Cost of professional services and other revenues decreased by $23 million and $53 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to a decrease in contracted third-party partners spend and decreased headcount resulting in a decrease in personnel-related costs, including stock-based compensation.

Our professional services and other gross loss percentage improved to 6% for the three months ended September 30, 2023 compared to 11% for the three months ended September 30, 2022, primarily due to a decrease in contracted third-party partners spend and decreased headcount resulting in a decrease in personnel-related costs. Professional services and other gross loss percentage increased to 11% for the nine months ended September 30, 2023 compared to 8% for the nine months ended September 30, 2022, primarily driven by professional services and other revenue declining at a faster rate than personnel-related costs and contracted third-party partners spend. We expect our professional services and other gross loss percentage to remain relatively flat for the year ending December 31, 2023 compared to the year ended December 31, 2022.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Sales and marketing	$799	$697	15%	$2,454	$2,092	17%
Percentage of revenues	35%	38%		38%	39%

Sales and marketing expenses increased by $102 million and $362 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $79 million and $261 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Amortization expenses associated with deferred commissions increased by $20 million and $70 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which includes branding, costs associated with purchasing advertising, marketing events and market data, increased by $29 million for the nine months ended September 30, 2023 compared to the same period of the prior year, primarily due to increased program costs and travel for our annual Sales Kickoff.

We expect sales and marketing expenses for the year ending December 31, 2023 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from increased sales productivity and marketing efficiencies offset by growth in our international operations in 2023.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Research and development	$549	$456	20%	$1,562	$1,314	19%
Percentage of revenues	24%	25%		24%	25%

R&D expenses increased by $93 million and $248 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $77 million and $225 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The remaining increase was primarily due to an increase in data center capacity costs and depreciation of infrastructure hardware equipment that is used solely for R&D purposes of $8 million and $15 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year.

We expect R&D expenses for the year ending December 31, 2023 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
General and administrative	$213	$187	14%	$621	$541	15%
Percentage of revenues	9%	10%		10%	10%

G&A expenses increased by $26 million and $80 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $21 million and $61 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. Non personnel-related costs and outside services increased by $15 million for the nine months ended September 30, 2023 compared to the same period in the prior year.

We expect G&A expenses for the year ending December 31, 2023 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2022, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$52	$41	27%	$148	$116	28%
Professional services and other	11	17	(35%)	40	51	(22%)
Operating expenses:
Sales and marketing	132	119	11%	378	337	12%
Research and development	150	127	18%	430	368	17%
General and administrative	68	57	19%	195	166	17%
Total stock-based compensation	$413	$361	14%	$1,191	$1,038	15%
Percentage of revenues	18%	20%		18%	20%

Stock-based compensation increased by $52 million and $153 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2023, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2023 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of revenue compared to the year ended December 31, 2022. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% and 36% of total revenues for each of the three and nine months ended September 30, 2023, respectively, and 34% and 35% for each of the three and nine months ended September 30, 2022, respectively.

We primarily transact in certain foreign currencies for sales outside of the United States. The general weakening of the U.S. Dollar relative to certain major foreign currencies (primarily the Euro and British Pound Sterling) had a favorable impact on our revenues for the three months ended September 30, 2023. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended September 30, 2023 at the exchange rates in effect for the three months ended September 30, 2022 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $43 million lower. The impact from foreign currency movements from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was not material for subscription revenues. The impact from the foreign currency movements from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023 was not material for professional services and other revenues.

In addition, because we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to these major foreign currencies had a favorable impact on our sales and marketing and R&D expenses for the nine months ended September 30, 2023. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2023 at the exchange rates in effect for the nine months ended September 30, 2022 rather than the actual exchange rates in effect during the period, our reported sales and marketing and R&D expenses would have been $10 million and $11 million higher, respectively, for the nine months ended September 30, 2023. The impact from the foreign currency movements from the three months ended September 30, 2022 to the three months ended September 30, 2023 was not material to cost of revenues, sales and marketing, R&D and G&A expenses. The impact from the foreign currency movements from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was not material to cost of revenues and G&A expenses.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Interest income	$82	$26	215%	$216	$43	NM
Percentage of revenues	4%	1%		3%	1%
NM - Not meaningful

Interest income increased by $56 million and $173 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily driven by an increase in investment income from our managed portfolio resulting from higher portfolio balances and an increase in interest rates.

Other Expense, net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(dollars in millions)			(dollars in millions)
Interest expense	$(6)	$(8)	(25%)	$(18)	$(20)	(10%)
Other	(8)	(7)	14%	(29)	(7)	314%
Other expense, net	$(14)	$(15)	(7%)	$(47)	$(27)	74%
Percentage of revenues	(1%)	(1%)		(1%)	(1)%

Other expense, net decreased by $1 million for the three months ended September 30, 2023 and increased by $20 million for the nine months ended September 30, 2023 compared to the same periods in the prior year. The increase in other expense, net for the nine months ended September 30, 2023 was primarily driven by higher foreign exchange loss, unrealized loss on marketable equity securities and impairment of non-marketable equity investments.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net were immaterial for each of the three and nine months ended September 30, 2023 and 2022.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022

	(dollars in millions)			(dollars in millions)
Income before income taxes	$299	$102	193%	$661	$216	206%
Provision for (benefit from) income taxes	$57	$22	159%	$(775)	$41	NM
Effective tax rate	19%	22%		(117%)	19%
NM - Not meaningful

The income tax provision was $57 million for the three months ended September 30, 2023, and our income tax benefit was $775 million for the nine months ended September 30, 2023. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, tax deductible R&D costs and the valuation allowance release through the effective tax rate. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect R&D tax credit generation to exceed our ability to use the credits in future years. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. Of the $1.2 billion valuation allowance as of December 31, 2022, we released $843 million as a discrete tax benefit and $142 million as part of the effective tax rate during the nine months ended September 30, 2023. $65 million of the valuation allowance will be released during the fourth quarter of 2023, and we will continue to maintain a valuation allowance of $177 million against our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Our income tax provision was $22 million and $41 million for the three and nine months ended September 30, 2022, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions and benefits for our workforce; licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2023. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $7 billion as of September 30, 2023.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses and services arrangements that are integral to our business operations and operating lease obligations. Operating lease obligations totaling $919 million are principally associated with leased facilities and have varying maturities with $487 million due over the next five years.

We may repurchase our shares of common stock in the open market, in privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock. During the quarter ended September 30, 2023, the Company repurchased 0.5 million shares of its common stock for $282 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of September 30, 2023, approximately $1.2 billion of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

	Nine Months Ended September 30,
	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$1,793	$1,561
Net cash used in investing activities	$(1,723)	$(1,709)
Net cash used in financing activities	$(422)	$(269)
Net decrease in cash, cash equivalents and restricted cash	$(356)	$(478)

Operating Activities

Net cash provided by operating activities was $1,793 million for the nine months ended September 30, 2023 compared to $1,561 million for the nine months ended September 30, 2022. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $1,723 million compared to $1,709 million for the nine months ended September 30, 2022. The net increase in cash used in investing activities was primarily due to a $225 million increase in business combinations, a $27 million increase in purchases of property and equipment, partially offset by a $174 million decrease in net purchases of investments and a $82 million decrease in purchases of non-marketable investments.

Financing Activities

Net cash used in financing activities was $422 million for the nine months ended September 30, 2023 compared to net cash used in financing activities of $269 million for the nine months ended September 30, 2022. The increase in cash used in financing activities was due to repurchases of common stock of $282 million, partially offset by a $94 million decrease related to repayments of convertible senior notes attributable to principal, a $19 million decrease in taxes paid related to net share settlement of equity awards and a $16 million increase in proceeds from employee stock plans.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves risks. In addition to the risk factor below and information set forth in this Form 10-Q, you should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 31, 2023 and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on July 27, 2023, which could materially and adversely affect our business, financial condition or results of operations. Our business could be harmed by any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial. Our stock price could decline due to any of these risks.

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

In addition, we have established extensive development and testing environments for our engineers developing new products and features. Security protocols in those environments have necessarily been less rigorous than in environments housing customer data, but a vulnerability or security defect arising out of our development and testing environment could become incorporated in code imported to our environments housing customer data. Similarly, in the unique circumstances where customer data may be utilized in developer environments for testing or learning, that data may be at greater risk. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally may not be detected until successfully launched against a target, we have been and may continue to be unable to anticipate these techniques or to implement adequate preventative measures. This has included and may continue to include underlying infiltration of pre-existing systems, including those of our third-party service providers or customers, perpetrated by more sophisticated or state-supported attackers, including foreign cybersecurity attacks on U.S. technology companies and retaliatory cybersecurity attacks stemming from the Russian invasion of Ukraine or other geopolitical tensions. It may also include exploitation of vulnerabilities in third party or open source software code that may be incorporated into our own or our customers’ systems, such as the vulnerability in the Java logging library known as “log4j” identified in late 2021 that affected our industry. The occurrence of these and other more sophisticated or state-supported attack campaigns may increase as geopolitical tensions and intermittent warfare continue or escalate outside of the U.S. For example, due to the Russia-Ukraine conflict, conflict in the Middle East, rising tensions between the U.S. and North Korea and rising tensions with China, we and our customers, third-party vendors and service providers are subject to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from state-supported actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to make available or sell our products and services.

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

While our software is delivered with certain preset configurations, we empower our customers to configure the Now Platform in the manner that best suits their business needs. Further, in most instances, our customers are responsible for administering access to the data held in their particular instance for their employees and service providers. In configuring our platform, ServiceNow employees and customers have made errors in the past and may do so again in the future. We are aware that, on occasion, our customers and ServiceNow have configured certain settings on our platform, or retained preset configurations, in a manner not aligned with their preferred security levels, which can result in, and has resulted in, information being made more widely accessible than intended. Such misconfigurations can be, and have been, identified publicly, increasing the risk of data being exposed unintentionally. We have worked and will continue to work closely with our customers to help them evaluate their security configurations, including providing guidance and taking action designed to help customers align configuration settings with their business needs. In addition, as needed, we have evaluated and modified our own internal configurations, as well as the configurations of the services provided to us by third parties, and will continue to do so. While we offer tools and support, customers are not required to utilize them and may experience a data exposure or suffer a cybersecurity attack on their own systems, unrelated to our own, and allow a malicious actor access to the customer’s information held on our platform. Even if such a breach is unrelated to our security programs or practices, such breach could cause us reputational harm and require us to incur significant economic and operational consequences in order to adequately assess and respond to the breach, including further protecting our customers from their own vulnerabilities, and to implement appropriate safeguards to protect against future breaches. In addition, any misconfiguration or misuse of our software that results in unauthorized access to, or the misuse, loss or destruction of, our and our customers’ data or in a violation of our terms or applicable law may result in reputational harm or liability. Similar risks apply to a breach that results from misconfiguration or misuse of our providers’ services.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases of the Company’s common stock for the three months ended September 30, 2023 were as follows:

Issuer Purchases of Equity Securities			Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in billions)
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share
July 1 - 31	21	$579.49	21	$1.49
August 1- 31	479	562.40	479	1.22
September 1 - 30	—	—	—	1.22
Third Quarter 2023	500	$563.11	500	$1.22

(1) On May 16, 2023, the Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, the following directors and Section 16 officers adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c):
•Gina Mastantuono, our Chief Financial Officer, adopted a trading plan on July 28, 2023. The plan, which expires May 24, 2024, provides for the sale of (i) 317 shares of our common stock and (ii) 100% of the (net) shares resulting from the vesting of 8,019 additional (gross) shares of our common stock during the plan period (net shares are net of tax withholding).
•William R. McDermott, our Chief Executive Officer, adopted a trading plan on August 31, 2023. The plan, which expires February 18, 2025, provides for the sale of (i) 30,489 shares of our common stock and (ii) 100% of the (net) shares resulting from the vesting of 9,986 additional (gross) shares of our common stock during the plan period (net shares are net of tax withholding).
•Paul E. Chamberlain, a member of our board of directors, adopted a trading plan on August 21, 2023. The plan, which expires September 3, 2024, provides for the sale of 540 shares of our common stock.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021

10.1*	Temporary Relocation dated July 28, 2023, by and between the Registrant and Chirantan J. Desai					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

SERVICENOW, INC.

Date: October 25, 2023	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2023	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2023	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)