Form 10-K
period 2023-12-31
ServiceNow, Inc.
filed 2024-01-25
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the registrant’s Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its shares (based on a closing price of $561.97 per share on June 30, 2023 as reported on the New York Stock Exchange) held by non-affiliates was approximately $87.8 billion.
As of January 19, 2024, there were approximately 205 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

ServiceNow was founded on a simple premise: to make work flow better. Our purpose is to make the world work better for everyone. We are the end-to-end intelligent workflow automation platform for digital businesses. Our intelligent platform, the Now Platform, is a cloud-based solution with embedded artificial intelligence (“AI”) and machine learning (“ML”) capabilities that helps global enterprises across industries, universities and governments unify and digitize their workflows. By connecting workflows across siloed organizational functions and systems, the Now Platform delivers business outcomes, including unlocking productivity, streamlining processes, and improving experiences for both employees and customers.

Our workflow applications built on the Now Platform are organized in four primary areas: Technology, Customer and Industry, Employee, and Creator. Our Technology Workflows empower Information Technology (“IT”) departments to plan, build, operate and service the IT needs of the business enterprise. Our Customer and Industry Workflows help organizations reimagine the customer experience and increase customer loyalty. Our Employee Workflows help customers simplify how their employees access services they need, creating a consumer-like experience. Our Creator Workflows enable customers to quickly create, test, and deploy their own low-code applications on the Now Platform.

We continue to evolve these workflows to meet the needs of our customers’ expanding digital requirements by modernizing technology operations, employee experiences, customer experiences, industry-specific challenges, and application development and integration. For example, we embedded into each of these workflows AI and ML capabilities, such as text-to-code, intent understanding, knowledge synthesis, issue summarization, and virtual agent to drive employee, customer, agent and developer productivity for our customers.

Traditionally, business processes have been embedded in separate enterprise technology systems, such as finance, human resources (“HR”), sales and customer support, which have become disconnected, siloed and complex, offering limited flexibility and adaptability. They also fail to provide the intuitive and empowering experience that users now expect from consumer-grade applications. The Now Platform offers a solution to these limitations by enabling rapid business process automation across enterprise technology systems that keeps pace with a rapidly changing environment.

We believe a better service and end-user experience, and organizational agility are the ultimate desired outcomes of digital transformation. The Now Platform enables our customers’ digital transformation from non-integrated enterprise technology solutions with manual and disconnected processes and activities, to integrated enterprise technology solutions with automation and connected processes and activities. The transformation to digital operations, enabled by the Now Platform, increases our customers’ resiliency and security and delivers great experiences and additional value to their C-suite, employees and consumers.

The Now Platform’s single data model and architecture allows work to be done across the enterprise with a unified, consumer-grade user experience. For example, a new employee can use ServiceNow to complete onboarding tasks seamlessly. Through an integrated ServiceNow workflow, our consumer-grade mobile application guides the employee through onboarding tasks originating from ServiceNow or other systems, automating tasks across multiple functions such as HR, IT, facilities and more. Similarly, the Now Platform enables customer service to be executed in a way that reduces customer effort, provides proactive service, empowers agents and streamlines communication and automation across departments.

Because of these advantages, our customers frequently expand their use of the Now Platform. For example, many companies now have multi-year digital transformation plans that introduce the use of additional ServiceNow products and services.

Our ability to help our customers solve their unique challenges, operate on their unique technologies and systems and change at their own unique pace, all on a single platform, has earned us their trust with their mission-critical operations.

Our ambition to become the defining enterprise software company of the 21st century is the driving force behind our commitment to providing exceptional customer service and our overall business strategy and is guided by our values:
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

By prioritizing these values, we are able to gain our customers’ trust, execute on our overall business strategy and feel immensely proud that “The World Works with ServiceNow.”

Our Products

ServiceNow’s product portfolio—which spans our Technology, Customer and Industry, Employee, and Creator & Other Workflows—is delivered on the Now Platform. The products under each of our workflows help customers connect, automate and empower work across systems and silos to enable great outcomes for businesses and great experiences for people. Each year, two major platform upgrades are released, delivering new standard functionality and new standalone products to further simplify the way our customers work and enhance productivity.

Our portfolio of products streamline work across the enterprise

Technology Workflows

- Asset Management
- Cloud Observability
- ESG Management
- Integrated Risk Management
- IT Operations Management
- IT Service Management
- Security Operations
- Strategic Portfolio Management

Customer and Industry Workflows

- Customer Service Management
- Field Service Management
- Industry
  - Telecom
  - Technology
  - Financial Services
  - Healthcare Life Sciences
  - Manufacturing
  - Public Sector

Employee Workflows

- HR Service Delivery
- Legal Service Delivery
- Workplace Service Delivery

Creator & Other Workflows

- App Engine
- Automation Engine
- Platform Privacy & Security
- Source-to Pay Operations

Now Platform

The Now Platform

The Now Platform is the intelligent platform for end-to-end digital transformation. It is a single platform with one data model, one code base and one architecture, enabling speed, productivity and innovation and offering a one-stop shop for automation and simplification of manual processes. It is highly flexible, scalable, and extensible. The Now Platform automates workflows across an entire enterprise by connecting disparate departments, systems, and silos in a seamless way to unlock productivity and improve experiences for both employees and customers. As the foundation for how we deliver our cross-enterprise digital workflows, the Now Platform orchestrates work across our customers’ cloud platforms and systems of choice, allowing our customers to get work done regardless of their current and future preferred systems of record and collaboration platforms.

The automation of workflows on our platform can be enhanced by additional functionality, including, depending on the product, AI (including generative AI), machine learning, robotic process automation, process mining, performance analytics, and low-code/no-code development tools. Further, the Now Platform is uniquely positioned to bring the full potential of generative AI to the enterprise. With our recent software release, we have combined the power of the Now Platform with new generative AI features to provide AI-driven intelligence to every corner of the business. These features are offered through Now Assist, our generative AI solution available for certain products at an additional cost. We offer enterprise-ready, domain-specific large language models (“LLMs”) that power generative AI experiences on the Now Platform, and we support customer use of third-party LLMs. By infusing generative AI into the Now Platform and all ServiceNow workflows, we are enhancing every business-critical function to increase productivity, accelerate agility and deliver value for customers across all industries.

The Now Platform also creates a common user experience to manage workflows across all interfaces so end users can get work done anywhere from web-based to mobile to conversation applications. Enterprises can leverage our platform’s consumer-like experiences to help them deliver services such as mobile HR information and tools or ordering a computer. Our goal is to make our customers’ work lives as simple and as easy as their personal lives.

Technology Workflows

Technology Workflows help companies unite IT, technology, risk management and security operations on a single platform to deliver modern, resilient digital services aligned to our customers’ priorities. Our Technology products enable IT departments to serve their customers, manage their IT infrastructure, identify and remediate security vulnerabilities and threats, gain visibility across their IT resources and asset lifecycles, optimize IT costs and reduce time spent on administrative tasks. Our Technology products also drive enterprise-wide outcomes, as well as power our Customer and Industry, and Employee Workflows.

Asset Management

Our Asset Management product suite includes IT Asset Management and Enterprise Asset Management. IT Asset Management inventories and automates customers’ software, hardware and cloud asset lifecycles with workflows and analytics to track the financial, contractual and inventory details of these IT assets from end-to-end. Enterprise Asset Management inventories and automates processes across the lifecycle of a customer's physical business assets from planning, deployment, inventory management and maintenance through retirement.

Cloud Observability

Cloud Observability provides deep, real-time visibility into cloud-native and monolithic environments that power our customers’ internal- and external-facing products and services. Cloud Observability empowers site reliability engineering and application development teams to mitigate business disruption, accelerate innovation, and deliver outstanding customer experiences.

ESG Management

Our ESG Management product helps customers elevate their environmental, social and governance (“ESG”) programs with streamlined data collection, on-demand progress monitoring, and automated reporting. Integrations with Strategic Portfolio Management and Integrated Risk Management provide a holistic program that enables our customers to accelerate and operationalize their ESG strategies by setting material goals and policies, tracking metrics and risks, driving enterprise-wide compliance and enabling investor-grade ESG disclosure.

Integrated Risk Management

Our Integrated Risk Management (“IRM”) product suite helps customers manage risk and resilience in real time. IRM’s capabilities include policy and compliance management, regulatory change management, compliance case management, IT and operational risk management, audit management, business continuity management, privacy management, and third party and vendor risk management.

IT Operations Management

Our IT Operations Management product helps identify, monitor and manage a customer’s physical and cloud-based IT infrastructure. It identifies a customer’s IT infrastructure components (e.g., servers) and associated digital services (e.g., email), which are dependent upon that infrastructure. It also maintains a single data record for all IT configurable items, which allows our customers to exercise control over their on-premises or cloud-based infrastructures and orchestrate key processes and tasks.

IT Service Management

Our IT Service Management (“ITSM”) product, powered by AI, defines, structures, consolidates, manages and automates the digital services that an enterprise offers its employees, customers and partners. ITSM’s capabilities include, among others, predictive intelligence, Virtual Agent, incident management and response, routine task and request automation, performance analytics and process optimization capabilities.

Now Assist for ITSM, a generative AI solution, can help improve agent productivity and the employee experience with faster, more seamless resolutions. It provides summaries of Virtual Agent interactions and incident history so agents can efficiently resolve incidents. Upon incident closure, solution notes are generated to speed wrap times and adhere to incident management best practices.

Security Operations

Our Security Operations product suite connects security with the rest of the enterprise, integrating internal and third-party security and vulnerability data to quickly respond to security incidents and vulnerabilities, prioritized according to their potential impact on a customer’s business.

Strategic Portfolio Management

Our Strategic Portfolio Management (“SPM”) product enables customers to drive business outcomes by aligning their strategy with investments and execution. SPM helps customers plan, visualize and track value realization across their portfolio of projects, initiatives and digital products all on one platform.

Customer and Industry Workflows

Customer and Industry Workflows help organizations reduce costs while delivering seamless experiences with connected digital workflows that deliver modern customer experiences and industry-specific use cases. Customer and Industry Workflows help customers elevate their customer service with enhanced resolution efficiency and improved service quality made possible with workflows, automation, AI, and location-based work tasks management. Customer service departments no longer need to rely on agents searching multiple systems to find a single resolution to customer requests. Integrating front-end customer service capabilities with operations, order fulfillment and field service resources, our Customer and Industry Workflows products help create a seamless customer experience from request to resolution through connected digital workflows that deliver fast support on a customer’s channel of choice.

Customer Service Management

Our Customer Service Management (“CSM”) product helps teams deliver seamless customer service experiences by connecting front, middle and back offices, optimizing omnichannel self-service automated issue resolution, and enabling agents with real-time intelligence. Additionally, with CSM, companies can route work to the right agent based on priority and category, decreasing errors by surfacing recommended solutions based on prior cases and interactions.

Now Assist for CSM, a generative AI solution, rapidly generates summaries for cases and chats, reduces manual work, and allows agents to resolve customer issues faster. This solution helps accelerate time to resolution, reduce case volume, and personalize service, which leads to reduced customer effort and increased customer satisfaction.

Field Service Management

Our Field Service Management product automates and streamlines field service processes to increase technician productivity, improve first time fix rates, and optimize field technician dispatching. With work order management, schedule optimization, dispatching, and preventative maintenance all in one, field service agents can be assigned, deployed and managed on the same underlying customer service management platform that created and managed the customer incident. Organizations can streamline resource management and empower technicians with job details, customer information, and parts required to maximize effectiveness and deliver great customer experiences.

Industry

We offer industry solutions to better address the unique needs for specific industries, including banking, insurance, telecommunications, technology, healthcare, life sciences, manufacturing and the global public sector. We expect the number of industry-specific solutions to grow as we gain adoption in new industries.

With Telecom Service Management, Order Management for Telecom, Network Inventory Management, and Telecom Service Operations Management, customers can streamline service experiences to maximize investments, scale their order management process, launch services quickly, enhance customer care, automate service assurance, gain real-time data visibility and optimize their network management on a single platform.

With Healthcare and Life Sciences Service Management and Clinical Device Management, customers can offer consumer-grade experiences, enhance patient care, unlock productivity, streamline operations and efficiently manage and service clinical devices.

With Technology Provider Service Management and Order Management for Technology Providers, service providers can help customer and operations teams work together to accelerate speed to market for new solutions and reduce costs while delivering a seamless experience.

With Manufacturing Connected Workforce and Operational Technology Management, customers can empower their workforce with digital tools and knowledge to improve efficiency and create a single system of action for their operational environment, improve uptime and drive outcomes across their operations.

With Financial Services Operations, banking and insurance customers can unite their front, middle and back offices to improve customer and employee experiences while reducing operating costs.
With Public Sector Digital Services, public sector customers of all sizes can build a seamless experience to increase trust, empathy and transparency between government agencies and constituents, and connect government agencies with each other on a single digital platform.

Employee Workflows

Employee Workflows transform the employee experience by making it easier for them to work and collaborate where and how they want, improving productivity, agility and performance. Employee Workflows products also help customers unlock skills and capabilities of their workforce by being more efficient with their employee resources, staffing and delivery services, increasing our customers’ ability to streamline and gain visibility into employee lifecycle events.

HR Service Delivery

Our HR Service Delivery product helps organizations manage employee requests by defining, structuring, consolidating, managing and automating HR services. HR Service Delivery capabilities include HR case management, employee self-service, manager experiences, knowledge management and management of employee lifecycle events across multiple departments, such as onboarding, transfers and off-boarding.

Now Assist for HR Service Delivery, a generative AI solution, helps HR leaders drive productivity and operational efficiency, reduces redundant, manual tasks for HR teams, and gets employees the answers they need quickly. From payroll discrepancies to employee information updates, HR managers can resolve a range of issues quickly by reviewing instant summaries of case topics, previous history of live chat and Virtual Agent interactions, prior resolutions and actions taken.

Legal Service Delivery

Our Legal Service Delivery product helps corporate legal teams modernize internal legal operations to manage legal requests across the enterprise. With Legal Service Delivery, legal teams can deliver support efficiently by deploying specialized practice area workflows, utilizing automated responses and getting insight into demand with real-time reporting and dashboards.

Workplace Service Delivery

Our Workplace Service Delivery product helps organizations manage workplace services, facilities and real estate. With Workplace Service Delivery, companies can optimize their workspace with real-time analytics and indoor mapping capabilities, and can automate workplace requests, reservations and repairs, and track health and safety incidents to keep workplaces running smoothly.

Creator & Other Workflows

Creator Workflows help customers build and manage cross-enterprise workflows fast with a low-code development experience that safely delivers agile services at scale and with features such as those that allow customers to manage security and storage. As organizations digitally transform, they need to adapt faster with new processes and business models. This requires faster, more agile execution with more automation delivered throughout an organization’s business processes. With Creator Workflows, citizen developers have access to pre-built templates, low-code tools and modular building blocks created by professional developers. We enable Creator Workflows through App Engine and Automation Engine, among other products. To help customers in key business functions, we also enable Other Workflows through Platform Privacy and Security and Source-to-Pay Operations, among other products.

With Now Assist for Creator, a generative AI solution, development teams can create and scale apps more quickly on the Now Platform. Trained on code from ServiceNow engineering, results generated with Now Assist for Creator are generally higher quality and more scalable and secure than any other code generation technology. This solution includes the general availability of text-to-code, which converts natural language text into high-quality code suggestions, and in some cases into complete code, enabling faster development and increased productivity.

App Engine

Our App Engine product empowers our customers’ employees to create enterprise-class workflows using low-code and no-code development tooling and does not require formal coding experience. App Engine delivers intuitive and intelligent development experiences, designed for speed, security and scale. Examples of the types of workflows our customers have developed using App Engine include:
•an application for a retailer to manage the workflow for loss prevention, fraud protection and asset protection in retail locations;
•an application to manage licensing, contracting and compliance examinations and financial reviews, replacing a months-long, manual process with a 30-minute automated process;
•an application to automate the manual processing of billable invoices, reducing processing time from days to minutes; and
•an application to provide overnight loans in different currencies for central banks.

Automation Engine

Our Automation Engine product helps workflows integrate by connecting or automating systems, documents or tasks with minimal code. Manual work can be eliminated by leveraging robotic process automation and intelligent document processing capabilities. Automation Engine includes process mining capabilities that can uncover trends and patterns in business processes and help eliminate redundancies, drive process optimization, along with cost and productivity efficiencies.

Platform Privacy and Security

Our Platform Privacy and Security product provides premium security and privacy controls to help ServiceNow customers protect and control their sensitive data in the cloud.

Source-to-Pay Operations

Our Source-to-Pay Operations (formerly, Procurement Operations Management) suite connects to customers’ existing enterprise resource planning (“ERP”) systems and provides a source-to-pay workflow automation solution that enables procurement departments to create a unified work experience across teams. It enables organizations to do more with their existing procurement teams and to further scale without dramatically increasing staff.

Customer Success, Support and Professional Services

Impact

ServiceNow Impact helps our customers accelerate the value they realize with our products and solutions. It provides customers AI-based software tools that offer customers recommendations to proactively monitor platform health and allow customers to track metrics of value to them. Impact customers also have access to a team of on-demand experts, training and other services.

Professional Services

Our Professional Services are offered by ServiceNow alone and in a co-delivery model with our network of partners to help customers maximize the value of their ServiceNow investment. Our Professional Services include process design, implementation, configuration, architecture and optimization services. With our prescriptive methodology as the foundation for customer success, our services bring together our experts and leading practices enabling our customers to create value and drive customer outcomes as they embark on enterprise digital transformations through the use of our platform. Our training services include programs for all of our products.

Customer Support

Customers receive standard and enhanced support from technical resources located around the globe. We offer customer support on a subscription-based model, and we offer self-service technical support through our support portal, which provides access to documentation, knowledge base articles, online training, online support forums and online case creation.

Our Technology and Operations

We operate a multi-instance architecture that provides each customer with its own dedicated application logic and databases. This architecture is designed to deliver high-availability, scalability, performance, security and control. Our cloud infrastructure primarily consists of industry-standard servers, networks and storage components. We host our full software-as-a-service (“SaaS”) experience on our own private cloud and use public cloud service providers for customers that are primarily in highly regulated markets or at their request.

Our data centers operate in paired configurations to enable replication for high-availability and redundancy. We currently operate data centers in North America, South America, Europe, Asia and Australia , and we continuously evaluate our data center operations and capacity in existing and new geographies.

We offer customers the option to deploy our services on dedicated hardware in our data centers. Our architecture also gives us the added flexibility to allow customers the option of deploying our services internally in their own data centers or under contract with a third party to host the software in order to support unique regulatory or security requirements. While there are some limitations on agility and flexibility as compared to our cloud offering, a minority of our customers have elected the third-party alternative. The standard and enhanced customer support we provide for self-hosted customers is similar to the support we provide to customers deployed in our managed data centers.

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

Partner Ecosystem

In addition to our global direct sales organization, we also have a strong and growing ecosystem of partners that helps accelerate our customers’ digital transformation initiatives and deliver customer value at scale. Our partners play a critical role in helping companies digitally transform their businesses. Our industry and workflow capabilities paired with our partners’ industry and functional domain experience help customers of all sizes. Together with our partners, we offer industry and domain-focused solutions at scale and are accelerating digital transformation as we help companies drive new approaches in engaging their end users and employees.

We are seeing continued momentum across the partner ecosystem. We have established several foundational partnerships in 2023. For example, one of these partnerships is with NVIDIA, with which we plan to develop powerful, enterprise-grade generative AI capabilities to transform business processes with faster, more intelligent workflow automation. We also have extended our relationships with a number of partners to enhance generative AI capabilities including, among others, Accenture, Deloitte, EY, KPMG and Cognizant.

Customers

We primarily sell our services to large enterprise customers, and we host and support large, enterprise-wide deployments for our customers. As of December 31, 2023, we had over 8,100 customers. Our customers operate in a wide variety of industries, including government, financial services, healthcare, manufacturing, IT services, technology, oil and gas, telecommunications, education and consumer products. The portion of our revenues generated by sales to government customers has also increased over time. See “Risk Factors—Doing business with the public sector and heavily-regulated entities subjects us to risks related to the government procurement process, regulations, and contracting requirements” for additional information about our sales to government customers.

Research and Development

Our research and development organization is responsible for the design, development, testing and validation of our solutions. We focus on innovating and developing new services and core technologies and further enhancing the functionality, reliability and performance of our existing solutions. Using emerging technologies, we can anticipate customer demands and then bring new services and new versions of existing services to market quickly in order to remain competitive in the marketplace. We have made, and will continue to make, significant investments in research and development to broaden our platform capabilities, strengthen our existing applications, expand the number of applications on our platform, enhance our user experience and develop additional mobile, automation, AI and machine intelligence technologies.

Acquisitions and Investments

In addition to our own research and development investments, we have made strategic acquisitions and investments and will continue to assess opportunities to complement our technology and skill sets and expand our product reach. Our focus is on building out our platform and products through both organic investments to support customer needs and acquisitions of talent and enhanced capabilities. Our acquisitions and larger strategic investments in 2023 focused on bringing additional AI capabilities, process mining functionality and health and safety features to the Now Platform and across our suite of products.

Competition

As customers accelerate their digital transformation plans and digital operation initiatives, they demand less complexity and lower total cost solutions for the implementation, sourcing, integration and ongoing maintenance of their IT environments. The Now Platform is designed to meet customers’ demands and offers solutions that are complementary to the offerings of many enterprise software vendors. We work directly with product and service offerings from a broad range of companies, including some of the largest in the world, and continuously increase our strategic alliances with many of these companies as we expand our integrations for customers. As we grow and the space where we operate develops and matures, we increasingly find ourselves in competition with solutions and alternative approaches to solving customer needs, including:

•Enterprise application software vendors. The Now Platform quickly integrates with, and complements the performance of, enterprise application software from other well-established vendors, such as Oracle, SAP, Salesforce and Workday. Customers may choose to work directly with their application software vendors to improve integrations and create connected workflows.

•New technologies and entrants. Markets are rapidly evolving and highly competitive, with relatively low barriers to entry. New technologies and competitors are entering the markets to solve similar problems in different ways, intensifying competition. Customers may choose alternative technologies that automate or create connected workflows. New entrants may choose to offer software tailored to specific services, as opposed to competing across all Now Platform capabilities.

•In-house solutions. Customers may choose to work with their internal IT departments or other personnel to build custom workflow solutions and integrations.

•Cloud-based vendors. As businesses increasingly utilize public cloud and SaaS-based offerings, they are adopting a hybrid (on-premises and off-premises) approach for their existing and new workloads. As a result, our services will need to increasingly compete with public cloud and SaaS offerings.

Intellectual Property

We rely upon a combination of U.S. and international copyright, trade secret, patent and trademark laws and confidentiality procedures and contractual rights and restrictions to establish, protect and grow our intellectual property (“IP”) rights. We enter into confidentiality and proprietary rights agreements with our employees, partners, vendors, consultants and other third parties and limit access to our IP and other proprietary information. We also purchase or license IP and technology that we incorporate into our products or services.

We continue to grow our global patent portfolio and IP rights that relate to our platform, applications, services, research and development and other activities. Our success depends in part upon our ability to protect our core technology and IP. As of December 31, 2023, we had over 2,000 U.S. and foreign patents, including patents acquired from third parties, and over 600 pending patent applications. We do not believe that our proprietary technology is dependent on any single patent or group of related patents. See “Risk Factors—Our intellectual property protections may not provide us with a competitive advantage, and defending our intellectual property may result in substantial expenses that harm our operating results” and “Risk Factors—Lawsuits by third parties that allege we infringe their intellectual property rights could harm our business and operating results” for additional information.

Environmental, Social and Governance

Our ESG strategy is aligned to our corporate purpose to “make the world work better for everyone.” We are committed to sustaining our planet (environmental), creating equitable opportunities (social), acting with integrity (governance) and enabling our customers to make progress and deliver on their ESG goals. The challenges we and our stakeholders collectively face, such as managing the impact of climate change or navigating diversity and inclusion, have highlighted our ability to help our customers manage a range of ESG topics and prepare for ESG-related regulatory requirements in different markets. Our ESG mandate is twofold: to advance our ESG strategy and to expand our digital platform to enable our stakeholders to advance theirs. For example, we have taken actions to reduce our carbon footprint, which are documented and measured in our ESG Management product. This product can be used by our customers to help them deliver on their own emissions reduction efforts.

Initiatives to improve our diversity, equity and inclusion (“DEI”) help build a more inclusive workforce. They also help us attract and retain talent and bring different perspectives that foster innovation. Initiatives to strengthen the governance of our business—leading with ethics and focusing on security and data privacy—improve the oversight of our business and help us maintain the trust of our customers. We release an annual Global Impact Report that details our ESG strategy, initiatives and performance.

Human Capital Management

Our People Pact

Our People Pact is pivotal to our goal of becoming the defining enterprise software company of the 21st century. Our People Pact is a commitment to helping each other live our best lives, do our best work, and fulfill our purpose together. It is built on two foundational principles and three key outcomes:

Foundational Principles
Honor ServiceNow’s authentic culture and purpose as we continue to grow	Ensure that our people strategy is informed by data and insights to scale efficiently and make informed and unbiased decisions

Key Outcomes
Scale and Innovation Build a talent system that attracts, grows and retains the people who will drive our business forward	Inclusive Employee Experience Power our company with a more diverse workforce, equitable processes that drive positive outcomes and create an inclusive employee experience	Growth and Development Invest in new learning and development paths and resources for our people to grow themselves and their teams

Our Culture

ServiceNow’s culture is grounded in our values. We live our culture by regularly listening to our people and gathering feedback directly from our workforce to inform our programs and meet employee needs globally. Our Employee Voice Survey (“EVS”) measures and analyzes employee engagement, including inclusion and belonging, learning and development, recognition, compensation, and wellbeing. EVS insights are used to create action plans at all levels of the organization and inform the assessment of our human capital management approach and its alignment with our purpose and business strategy.

Diversity, Equity and Inclusion

“Creating Belonging” is one of our four company values that guides our ambition to becoming the defining enterprise software company of the 21st century. We believe that employees with diverse backgrounds and experiences who are comfortable expressing their points of view in the workplace will work together to create better products and services that will appeal to a wider customer base and ultimately result in more business for ServiceNow. To foster a sense of belonging among employees, we have implemented several initiatives focused on recruiting, learning and development, and culture that weave DEI throughout our talent processes and employee experience. Our global inclusion framework focuses on three key areas:

Business	Community	Strategic Partnerships
Enable each function to build the most innovative teams possible through a global and data driven approach that drives structural inclusion and improves equitable outcomes for all	Strengthen and expand our inclusive culture through our Belonging Groups and extend our impact throughout the industry	Engage strategic partners to provide a wide variety of professional development opportunities that meet the evolving needs of our employees

We support multiple Belonging Groups within our business and employee community, including for women, different racial and ethnic groups, families, military veterans, people with disabilities, people of different faiths, and people who identify as LGBTQI+. These groups are intended to serve the wellbeing of our employees and contribute to our culture and community-building efforts across ServiceNow. We also publicly disclose our progress on a range of DEI workforce metrics in the various reports we issue.

Our strategic partnerships help us to amplify our external presence within a wide range of communities, raising awareness about career opportunities and the benefits of our products and services. These partnerships also provide culturally relevant leadership and professional development opportunities for our current and future employees. For example, our RiseUp with ServiceNow program, a partnership with our customers, aspires to fuel a new economy of in-demand, job-ready talent with an emphasis on faster, more equitable career paths in the high-growth ServiceNow ecosystem. We are on track to skill one million people on the Now Platform by 2024 under this program. Also, our NextGen Professionals Program invests in digital skills training for marginalized and underserved communities.

Learning and Development

Our people have a deep desire to learn and grow. Our learning and development programs are designed to “grow self, grow team, grow business.” In addition to the extensive functional learning program run by individual business units that focus on technical skills and capabilities, our global Learning and Development program is focused on enabling all our people – from our early-in-career talent who have access to programs that help them plan for professional growth and financial success to our more tenured leaders who have access to programs focusing on the importance of inclusive leadership, strategy and trust.

Total Rewards and Pay Equity

Our total rewards philosophy has at its core the goal of attracting, rewarding, and retaining top talent to help us execute our strategy and mission. We believe in fair and competitive pay practices and a pay-for-performance culture. In addition to base salary, all our employees are eligible to participate in our annual cash bonus plan or in our sales commission plan. We also have a broad-based discretionary equity incentive program and an employee stock purchase plan, which enable employees to participate in our success.

We also believe there should be equity across the entire talent ecosystem – from hiring through career advancement. To achieve that, we continue to build and scale equitable people practices that foster inclusive and fair outcomes for all employees. This includes pay equity. Because pay equity is so dynamic at a high-growth company like ours, we manage it on an ongoing basis and do regular analyses and adjustments, as warranted. We are proud that our process led us to continue to maintain systematic pay equity as of September 1, 2023, our latest company-wide analysis, and helps ensure that we maintain pay equity on an ongoing basis.

Wellbeing and New Ways of Working

ServiceNow is committed to supporting wellbeing for employees at work and in their personal lives. Our standard, comprehensive benefits package covers many physical, emotional and financial wellness programs. We also offer our employees additional time-off with “Wellbeing Days” to further support their health and wellness.

Further, we embrace ways of working that promote flexibility, inclusion and drive innovation. A substantial portion of our employees work partially or fully remote. This provides those employees flexibility to organize their schedules, which enables us to attract, recruit and retain the best talent. We believe such an environment will only serve to strengthen our company.

Workforce Metrics

As of December 31, 2023, we employed 22,668 people on a full-time basis, 11,797 in the United States and 10,871 internationally. None of our U.S. employees are represented by a labor union. Employees in certain countries are represented by workers’ councils or employee representatives or have the benefits of collective bargaining arrangements at the national and/or sector level. We have not experienced interruptions of operations or work stoppages due to labor disagreements.

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

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, before making an investment decision. The occurrence of any of the following risks, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations or cause our stock price to decline. The following risks have been grouped by categories and are not in order of significance or probability of occurrence.

Risk Factors Summary

This summary provides an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed immediately following this summary.

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
•Doing business with the public sector and heavily-regulated entities subjects us to risks related to government procurement processes, regulations and contracting requirements.
•If we fail to comply with applicable anti-corruption and anti-bribery laws, export control laws, economic and trade sanctions laws, or other global trade laws, we could be subject to penalties and civil and/or criminal sanctions and our business could be materially adversely affected.
•Targeting larger enterprise customers may result in longer and more expensive sales cycles, increased pricing pressure and implementation and configuration challenges.
•As we acquire or invest in companies and technologies, we may not realize the expected business or financial benefits and the acquisitions and investments may divert our management’s attention and result in additional shareholder dilution.

•Risks Related to the Operation of Our Business
•Actual or perceived cybersecurity events experienced by us or our third-party service providers may create the perception that our platform is not secure, and we may lose customers or incur significant liabilities, which would harm our business, financial condition and operating results.
•If we lose key members of our management team or qualified employees or are unable to attract and retain the employees we need, our costs may increase and our business and operating results may be adversely affected.
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
•Delays in improving our information systems and processes could interfere with our ability to support our existing and growing customer and employee base and could adversely impact our business.
•Lawsuits by third parties that allege we infringe their intellectual property rights could harm our business and operating results.
•Our intellectual property protections may not provide us with a competitive advantage, and defending our intellectual property may result in substantial expenses that harm our operating results.
•Our use of open-source software could harm our ability to sell our products and services and subject us to possible litigation.
•Various factors, including our customers’ business, integration, migration, compliance and security requirements, or errors by us, our partners, or our customers, may cause implementations of our products to be delayed, inefficient or otherwise unsuccessful.

•Our failure or perceived failure to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations could adversely affect us.
•Natural disasters, including climate change, and other events beyond our control could harm our business.

•Risks Related to the Financial Performance or Financial Position of Our Business
•Because we generally recognize revenues from our subscription service over the subscription term, a decrease in new subscriptions or renewals may not be immediately reflected in our operating results.
•As our business grows, we expect our revenue growth rate to decline over the long term.
•Changes in our effective tax rate or disallowance of our tax positions may adversely affect our financial position and results.
•Our debt service obligations may adversely affect our financial condition.

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

Governments have adopted, and likely will continue to adopt, laws and regulations affecting the use, storage and movement of data, including laws related to data privacy and security, the use of machine learning and artificial intelligence (“AI”), and data sovereignty or residency requirements. Changing laws, regulations and standards applying to the collection, storage, use, sharing, portability, transfer or other control or processing of data, including personal data, could affect our ability to efficiently and cost-effectively offer our services and to develop our products and services for maximum utility, as well as our customers’ ability to use data or share data. Such changes may restrict our ability to use, store or otherwise process customer data in connection with providing services and could alter or increase our compliance requirements. In some cases, this could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the EU Data Act is a proposed law with potential significant requirements regarding data portability, interoperability and accessibility and unclear data transfer restrictions, any of which could impact our operations. In addition, although the new Trans-Atlantic Data Privacy Framework (which replaced the prior Privacy Shield) has been approved, which could facilitate the transfer of data between the United States (“U.S.”) and European Union (“EU”), there remains a possibility that this framework could be challenged in court.

As we continue to innovate and improve the offerings on our platform by leveraging machine learning and AI, our business model may be affected by global trends and laws that regulate the use of AI and machine learning. Such laws or regulations not only may cause us to modify our data handling practices, which could be costly or burdensome, it also may impact our ability to use certain data for developing our products or impede customers regulated by such laws and regulations to adopt our products. In addition, we may become subject to new or heightened legal, ethical or other challenges arising out of the perceived or actual impact of AI on human rights, intellectual property, privacy, and employment, among other issues, and we may experience brand or reputational harm, legal liability or increased costs associated with those issues.

We offer region-specific services, by which customer data is hosted locally and customers may elect to receive support from locally based ServiceNow teams. Setting up and maintaining these region-specific services require significant investment, including to comply with applicable laws and regulations. Actual or perceived non-compliance with those laws and regulations could result in proceedings or investigations against us by regulatory authorities or others, lead to significant fines, damages, orders, litigation or reputational harm and may otherwise adversely impact our business, financial condition and operating results.

We will also need to continually adapt to customer privacy and security requirements as they change over time. For example, as customers increasingly adopt a hybrid (on-premises and off-premises/hyperscale cloud) approach for their IT workloads, our cloud services may fail to address evolving customer requirements, including data localization. Further, due to heightened concerns relating to privacy and security regulatory matters, our customers may request certain certifications and failure to obtain, or consistently maintain, those certifications may adversely impact our reputation and business.

We participate in intensely competitive markets, and if we do not compete effectively, our business and operating results will be harmed.

The markets for our enterprise cloud solutions are rapidly evolving and highly competitive, with relatively low barriers to entry. As the market for digital workflow products and offerings matures and new technologies, in-house solutions and competitors enter the market, we increasingly compete with alternative solutions and approaches to solve customer needs or experience customer reluctance or unwillingness to migrate away from their current solutions. Further, we expect additional competition as we shift our products and services to compete with providers in adjacent markets.

Some of our existing competitors and potential competitors are larger and have greater name recognition, the ability to more efficiently scale their business, more established operations and customer relationships, and greater financial and technical resources than we do. Competitors, regardless of their size, may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, customer requirements and buying practices. They may introduce new technology, solve similar problems in different ways or more effectively utilize existing technology that reduces demand for our services. They may utilize acquisitions, integrations or consolidations to offer integrated or bundled products, enhanced functionality or other advantages. “Systems of record” operators may attempt to create technology solutions or other mechanisms that would prevent our systems from integrating with theirs. They may create pricing pressures by reducing the price of competing products, services or subscriptions or bundling their offerings causing our offerings to appear relatively more expensive. In addition, competition from cloud-based vendors may increase as they partner with on-premises hardware providers to deliver their cloud platform as an on-premises or data localized solution. If we are not able to compete successfully, we could experience reduced sales and margins, losses or failure of our products to achieve or maintain market acceptance, any of which could harm our business.

If we fail to innovate in response to rapidly evolving technological and market developments and customer needs, our competitive position and business prospects may be harmed.

We compete in markets that continue to evolve rapidly. The pace of innovation will continue to accelerate as customers recognize the advantages of acquiring leading digital technologies and adopting modern cloud-based infrastructure. As digital transformation accelerates across a customer’s enterprise, cutting-edge capabilities such as AI, machine learning, hyper automation, low-code/no-code application development, system observability and predictive insights become increasingly relevant to the customer’s evolving needs. Accordingly, to compete effectively, we must:
•identify and innovate in the right technologies;
•keep pace with rapidly changing technological developments, such as AI, which may disrupt talent needs and the enterprise software marketplace;
•accurately predict our customers’ changing digital transformation needs, priorities and adoption practices, including their technology infrastructures and buying and budgetary practices;
•invest in and continually optimize our own technology platform so that we continue to meet the very high-performance expectations of our customers;
•successfully deliver new, scalable technologies and products to meet customer needs and priorities;
•efficiently integrate with technologies within our customers’ digital environments;
•expand our offerings into industries and to buyers who are not familiar with our offerings;
•profitably and efficiently market and sell products in markets where our sales and marketing teams have less experience;
•successfully adapt new pricing models;
•effectively secure our platform, data and customers’ data; and
•effectively deliver, directly or through our partner ecosystem, the digital transformation process planning, IT systems architecture planning, and product implementation services that our customers require to be successful.

Further, in response to evolving customer needs, we may make significant investments in changing how we offer our products or services, such as bundling offerings or shifting to a subscription-based model for support services or how our services are delivered or priced. If customers are dissatisfied with these changes, our business could be materially adversely impacted.

If we are unsuccessful in increasing our penetration of international markets or managing the risks associated with foreign markets, our business and operating results will be adversely affected.

Sales outside of North America represented 36% and 35% of our total revenues for the years ended December 31, 2023 and 2022, respectively. The growth of our business and future prospects depend on our ability to increase our sales outside of the U.S. as a percentage of our total revenues. Additionally, operating in international markets requires significant investment and management attention and subjects us to varying regulatory, political and economic risks. We have made, and will continue to make, substantial investments in data centers, geographic-specific service delivery models, advisory councils, cloud computing infrastructure, sales, marketing, partnership arrangements, personnel and facilities in new geographic markets. When we make these investments, it is typically unclear when we will see a return on our investment, and we may significantly underestimate the level of investment and time required to be successful. Our rate of acquisition of new large enterprise customers, a factor affecting our growth, has been generally lower in territories where we are less established and where there may be heightened or evolving regulations and operational and IP risks. We have experienced, and may continue to experience, difficulties in new geographic markets, including hiring qualified sales management personnel, penetrating the target market, and managing local operations. Risks associated with making our products and services available in international markets include, for example:
•compliance with multiple, conflicting and changing governmental laws and regulations;
•requirements to have local partner(s), local entity ownership limitations or technology transfer or sharing requirements, or to comply with data residency and transfer laws and regulations, privacy and data protection laws and regulations, which may increase operational costs and restrictions;
•the possibility that illegal or unethical activities of our local employees or business partners will be attributed to us or cause us harm;
•longer and potentially more complex sales and accounts receivable payment cycles and other collection difficulties;
•different pricing and distribution environments;
•potential changes in international trade policies, tariffs, agreements and practices, including the adoption and expansion of formal or informal trade restrictions or regulatory frameworks that may favor local competitors;
•governmental direction, business practices and/or cultural norms that may favor local competitors;
•more prevalent cybersecurity and intellectual property risks; and
•localization of our services, including translation into foreign languages and associated expenses.

If we are unable to manage these risks, our revenue growth rate, business and operating results will be adversely affected.

We rely on our network of partners for an increasing portion of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be impacted, and our operating results and growth rate may be harmed.

An increasing portion of our revenues is generated by sales through our network of partners, including managed service providers and resellers. Increasingly, we and our customers rely on our partners to provide professional services, including custom implementations, and there may be insufficient qualified implementation partners available to meet customer demand. While we provide our partners with training and programs, including accreditations and certifications, these programs may not be effective or utilized consistently by partners. In addition, new partners may require extensive training and/or significant time and resources to become productive. Changes to our direct go-to-market models may cause friction with our partners. The actions of our partners may subject us to potential liability and reputational harm if, for example, any of our partners misrepresent to our customers the functionality of our platform or products, fail to perform services to our customers’ expectations, or violate laws or our corporate policies. In addition, our partners may use our platform to develop products and services that compete with our products and services, which could raise IP ownership concerns and strain these partnerships. If we fail to effectively manage and grow our network of partners, our ability to sell our products and efficiently provide our services may be impacted, and our operating results and growth rate may be harmed.

Doing business with the public sector and heavily-regulated entities subjects us to risks related to government procurement processes, regulations and contracting requirements.

We provide products and services to governmental and heavily-regulated entities directly and through our partners. We have made, and may continue to make, significant investments to support our efforts to sell to those entities. Processes to obtain authorizations and certifications required for us to provide our products and services to those entities often are lengthy and encounter delays, and we may not be able to satisfy, or maintain compliance with, the associated requirements.

A substantial majority of our sales to government entities in the U.S. have been made indirectly through our distributors, resellers or service provider partners. Doing business with government entities presents a variety of risks. The procurement process for governments and their agencies is highly competitive and time-consuming, may be subject to political influence and may involve different rules and conditions on the offering or pricing of products and services. We incur significant up-front time and expense without any assurance that we (or a third-party distributor, reseller or service provider) will win a contract. Beyond this, demand for our products and services may be adversely impacted by public sector budgetary cycles and funding availability that in any given fiscal cycle may be reduced or delayed, including in connection with an extended federal government shutdown, partisan gridlock or changes to government policy. Further, if we or our partners are successful in receiving a contract award, that award could be challenged during a bid protest process.

Bid protests may result in an increase in expenses related to obtaining contract awards or an unfavorable modification or loss of an award. Even if a bid protest were unsuccessful, the delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

Our customers also include non-U.S. governments, to which government procurement risks similar to those present in U.S. government contracting and regulatory compliance also apply, particularly in certain emerging markets where our customer base is less established. We have seen challenges to successful awards through bid protest procedures in jurisdictions outside the U.S. As our non-U.S. government business grows, we may see an increase in bid protests as part of the standard government procurement legal procedures that exist in many jurisdictions. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could have a material adverse effect on our business and results of operations.

In addition, public sector customers may have contractual, statutory or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or due to a default, though such risk may be assumed by such third-party distributor or reseller. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with governmental entities. Further, we are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may also include rights with respect to price protection, refund and setoff, performance of services in languages other than English, the accuracy of information provided to the government, contractor compliance with supplier diversity policies, constraints on sales practices and other obligations that are particular to government contracts. These obligations may apply to us and/or our third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could create contractual and customer satisfaction issues.

In addition, governments routinely investigate and audit contractors for compliance with contractual and regulatory requirements. If it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, all of which may cause us to suffer reputational harm and adversely affect our business and operating results.

Further, we are increasingly doing business in heavily regulated industries, such as financial services, telecommunication, media and television, and health care. Current and prospective customers in those industries may be required to comply with more stringent regulations to subscribe to and/or implement our services. In addition, regulatory agencies may impose requirements on third-party vendors that we may not meet. Further, customers in these heavily-regulated industries often have a right to conduct audits of our systems, products and practices. If one or more customers determine that some aspect of our business does not meet regulatory requirements, our ability to continue or expand our business with those customers may be restricted.

If we fail to comply with applicable anti-corruption and anti-bribery laws, export control laws, economic and trade sanctions laws, or other global trade laws, we could be subject to penalties and civil and/or criminal sanctions and our business could be materially adversely affected.

As we continue to expand our business internationally, we will inevitably do more business with large private enterprises and the public sector in countries outside of the U.S. Increased business in countries with heightened levels of corruption subjects us and our officers and directors to increased scrutiny and potential liability from our business operations. We have an established compliance program, but there is a risk that our employees, partners, customers and agents, as well as those companies to which we outsource certain of our business operations, could violate our policies and applicable law, exposing us to additional scrutiny and potential liability. We have experienced this in the past and may experience it again in the future. In addition, we are subject to global trade laws that apply to our worldwide operations, including prohibitions or restrictions on conducting business in certain geographies or involving certain counterparties or end-users. As a result of the Russia-Ukraine conflict, for example, the U.S. and other countries have imposed economic and trade sanctions and export control restrictions against Russia and Belarus. If this conflict continues or if conflict arises in other jurisdictions, the U.S. and other jurisdictions could impose wider economic and trade sanctions as well as export restrictions, which could impact our business opportunities and operations. Any violation of the U.S. Foreign Corrupt Practices Act of 1977, as amended, the UK Bribery Act, other applicable anti-corruption and anti-bribery laws, or applicable export control or economic and trade sanctions laws by our employees or third-party intermediaries could subject us to significant risks such as adverse media coverage and/or severe criminal or civil sanctions, which could materially adversely affect our reputation, business, operating results, and prospects.

Targeting larger enterprise customers may result in longer and more expensive sales cycles, increased pricing pressure and implementation and configuration challenges.

As we target more of our sales efforts at larger enterprise customers, we may face heightened costs, longer sales cycles, greater competition and less predictability in our ability to close sales. Larger enterprise customers tend to require considerable time evaluating and testing our platform prior to making a purchasing decision, require multiple levels of review and approval, and demand more configuration, integration services and features, particularly when switching from legacy on-premises solutions. As a result, these sales opportunities may require us to devote significant sales support and professional services to a smaller number of larger transactions, diverting those resources from other sales opportunities. If we fail to effectively manage these risks, our business, financial condition, and results of operations may be negatively affected.

As we acquire or invest in companies and technologies, we may not realize the expected business or financial benefits and the acquisitions and investments may divert our management’s attention and result in additional shareholder dilution or costs.

We have acquired and invested in companies and technologies as part of our business strategy and will continue to evaluate and enter into potential strategic transactions, including acquisitions of or investments in businesses, technologies, services, products and other assets, to expand or improve our service offerings and functionality, go-to-market and sales efforts, our operations or our ability to source necessary expertise and provide services in international locations. Although we conduct reasonably extensive due diligence regarding these businesses and assets, our efforts may not reveal every material issue. Strategic transactions involve numerous risks, including:
•difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies;
•failing to achieve the expected benefits of the acquisition or investment;
•potential loss of employees of the acquired company;
•inability to maintain relationships with customers, suppliers and partners of the acquired business;
•potential adverse tax consequences;
•disruption to our business and diversion of management attention and other resources;
•potential financial, credit or regulatory risks associated with acquired customers, suppliers and partners of the acquired business;
•dependence on acquired technologies or licenses for which alternatives may not be available to us or which may involve significant cost or complexity;
•in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures, languages, and legal regimes and any currency and regulatory risks associated with specific countries;
•introducing increased complexity and burden to maintain the technology platform;
•introducing vulnerabilities or threats by integrating acquired technologies or businesses;
•data security or privacy risks, compliance requirements, or integration costs from the acquired technology or company;
•impairment of our investments or the possibility our investees will be unable to obtain future funding on favorable terms or at all; and
•potential unknown liabilities or disputes associated with the acquired businesses.

In addition, the amount or form of consideration we pay for acquisitions could adversely affect our financial condition or stock price. For example, if we finance an acquisition by issuing equity or convertible debt securities or loans, our existing shareholders may be diluted, or we could face constraints related to the terms of those securities or indebtedness. The occurrence of any of these risks could harm our business, operating results and financial condition.

Risks Related to the Operation of Our Business

Actual or perceived cybersecurity events experienced by us or our third-party service providers may create the perception that our platform is not secure, and we may lose customers or incur significant liabilities, which would harm our business, financial condition and operating results.

In the ordinary course of our business, we store, transmit, generate, and process our and our customers’ confidential, proprietary and sensitive data. As our business expands across the globe, the number of employees, contractors, vendors and other third parties remotely accessing our systems continues to grow. Our growing business operations increase our exposure to cyberattacks by a range of actors, who have used and will continue to use assorted tactics, techniques, and procedures, including malicious code, ransomware, social engineering, business email compromises, supply chain attacks, denial of service attacks and similar internet-enabled, fraudulent activity. Further, during times of war and other major conflicts, we and our third-party providers may be vulnerable to a heightened risk of geopolitically motivated attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain and ability to provide our services.

The cybersecurity threats are not limited to actors operating in the systems we control directly. Our increasing reliance on third-party providers and public cloud infrastructure introduces new cybersecurity risks to our business operations. We rely on third-party service providers and technologies to operate business systems in a variety of contexts, and supply chain attacks have increased in frequency and severity. While we have a vendor security review process, we cannot guarantee that our third-party service providers or our supply chain infrastructure have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business. Our ability to monitor the data security measures of our third-party providers is limited, and we necessarily depend in part on our providers to have in place and maintain adequate security measures to protect against unauthorized access, cyberattacks and the mishandling of data. Further, employee error or malfeasance in configuring, maintaining and using these services could impact our ability to monitor and secure them effectively.

While we have identified vulnerabilities in our products and services in the past and will continue to do so in the future, we cannot be certain that we will be able to identify all vulnerabilities or address the vulnerabilities of which we become aware. Further, there have been delays and may continue to be delays in developing patches that can be effectively deployed to address vulnerabilities. Third parties have, in the past, actively searched for and exploited actual and potential vulnerabilities in our software and will do so in the future. Moreover, the incorporation of third-party or open-source software code into our or our customers’ systems increases the risk of exploitation of vulnerabilities, such as the vulnerability in the Java logging library known as “log4j” that affected our industry. We also have inherited and may in the future inherit additional security risks from acquiring or partnering with other companies.

In most instances, our customers are responsible for administering access to the data held in their particular instance for their employees and service providers. While our software is delivered with certain preset configurations, we understand that our customers require flexibility to configure the Now Platform to their specific business needs. We work closely with our customers to help them evaluate their security configurations, including providing guidance to align configuration settings with their business needs. Yet, in configuring our platform, both our employees and customers have made errors in the past and may do so again in the future. We are aware that, on occasion, our customers and ServiceNow have configured certain settings on our platform, or retained preset configurations, in a manner not aligned with their preferred security levels, which can result in, and has resulted in, information being made more widely accessible than intended. Such misconfigurations can be, and have been, identified publicly, increasing the risk of data being exposed unintentionally.

While we have security measures and a data governance framework in place designed to protect our and our customers’ information and prevent data loss, these measures may not be effective at preventing material breaches caused by intentional or unintentional actions or inactions by employees, contractors or third parties. Techniques used to sabotage or to obtain unauthorized access to systems are constantly evolving and may go undetected until a successful attack occurs. Moreover, we have experienced security incidents, which may reoccur in the future, that resulted in unauthorized access to, loss, or inadvertent disclosure of confidential, proprietary and sensitive information. We have observed attempts by third parties to induce or deceive our employees, contractors or users to fraudulently obtain access to our or our customers’ data or assets. Further, our employees have fallen victim to phishing attacks in the past and may again in the future.

An actual or perceived security breach can have a material effect on ServiceNow’s operations, finances and reputation. The adverse consequences can include accidental or unlawful destruction, loss, alteration, unauthorized disclosure of or access to data; disruptions to our services; diversion of funds; litigation; indemnification and other contractual obligations; regulatory investigations; government fines and penalties; reputational damage; negative publicity; loss of sales, customers, and partners; mitigation and remediation expenses; and other material costs and liabilities. In addition, the assessment and response to security incidents, as well as implementation of appropriate safeguards to protect against future incidents, can lead to material economic and operational consequences. These consequences can result regardless of whether the incident is suffered by us, affects our third-party service providers or stems from customers action or inaction. Moreover, even if a breach is unrelated to our security programs or practices, it could still cause us reputational harm and require us to undertake significant efforts to assess and respond to the breach, including further protecting our customers from their own vulnerabilities. There can be no assurance that any limitations of liability provisions in our subscription agreements, terms of use or other agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, while we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses from a security incident or that an insurer will not deny coverage as to any future claim.

If we lose key members of our management team or qualified employees or are unable to attract and retain the employees we need, our costs may increase and our business and operating results may be adversely affected.

There is increasingly intense competition for talent in the technology industry. Our success depends substantially upon the continued services of our management team, particularly our chief executive officer, chief operating officer and the other members of our executive staff. From time to time in the ordinary course of business, there have been and may continue to be changes in our management team. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and negatively affect our business.

In the highly competitive technology industry, we face ongoing challenges in attracting and retaining top talent across various roles, such as product development and engineering (particularly with AI and machine learning backgrounds), sales, operations and cybersecurity. These key individual contributors are critical to our success and can command very significant compensation in the market. Our ability to achieve significant revenue growth may depend on our success in recruiting, training and retaining sufficient qualified personnel to support our growth. We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled, qualified personnel and may not be able to fill positions in desired geographic areas or at all. Further, as we continue to grow and expand our workforce globally, we may face operational and workplace culture challenges that could negatively impact our ability to maintain the effectiveness of our business execution and the beneficial aspects of our corporate culture. While our work model, where a substantial portion of our employees work partially or fully remote, increased our access to talent, we may not be able to take advantage of a broader talent pool if our competitors offer the same work model or if we continue to lean heavily on our primary operating locations for talent. We are continually evaluating and, as appropriate, enhancing the attractiveness of our compensation packages. As a result, we have experienced and may continue to experience increased costs that may not be offset by either improved productivity or higher sales, potentially resulting in a reduction in our profitability. In addition, we grant equity awards to our employees and sustained declines in our stock price or lower stock price performance relative to our competitors reduces the retention value of such awards, which can impact the competitiveness of our compensation. Many of our employees, including all of our executive officers, are employed “at-will” and may terminate their employment with us at any time. If we fail to attract qualified, new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

Our business depends on our platform to be available without disruption. From time to time, we experience defects, disruptions, outages and other performance and quality problems with our platform. New defects may be detected in the future and may arise from our increasing use of the public cloud. For example, we provide regular updates to our services, which can contain undetected defects. Defects may also be introduced by our use of third-party software, including open-source software. Disruptions may result from errors we make in developing, delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. Disruptions in service can also result from incidents that are outside of our control, including denial of service or ransomware attacks. We currently serve our customers primarily using equipment managed by us and co-located in third-party data centers operated by several different providers located around the world, and we serve certain of our customers that are primarily in highly regulated markets, using data center facilities operated by public cloud service providers. These data centers are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, energy grid constraints resulting in power loss and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error or negligence. In addition, an increased use of the public cloud increases our vulnerability to cyberattacks. Despite precautions taken at these centers, problems at these centers have occurred, resulting in interruptions in our services. Such problems could occur again and result in similar or lengthier service interruptions and the loss of customer data. In addition, our customers may use our services in ways that cause disruptions in service for other customers. In addition to data center providers, we also have a large ecosystem of vendors and service providers that we use for our products. If there is a compromise to data, supply chain issue or other incident with our critical service providers, it may impact our ability to provide our services and reduce our productivity. Our customers use our services to manage important aspects of their businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or fail to renew their subscriptions, and adversely affect our ability to attract new customers. Similarly, customers may have unique requirements for system resiliency and performance depending on their business models and customers in highly regulated markets may have more demanding requirements that we may not be able to, or may not choose to, meet. The occurrence of payment delays, service credit, warranty or termination for material breach or other claims against us could result in an increase in our bad debt expense, an increase in collection cycles, an increase to our service level credit accruals, other increased expenses or risks of litigation. We may not have insurance sufficient to compensate us for potentially significant losses that may result from claims arising from disruptions to our services.

Delays in improving our information systems and processes could interfere with our ability to support our existing and growing customer and employee base and could adversely impact our business.

We rely on our information systems and those of third parties to operate and scale our business. We have made and continue to make investments to improve our information system infrastructure to support the needs of our growing customer and employee base, increase productivity, develop and enhance our services, expand into new geographic areas, and scale with our overall growth. Such improvements are often complex, costly, and time consuming. If implementation of such improvements are delayed, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted as we may experience disruptions in our business operations, loss of customers, loss of revenue, or damage to our reputation, all of which could harm our business plan to successfully scale our operations and increase productivity.

Lawsuits by third parties that allege we infringe their intellectual property rights could harm our business and operating results.

There is considerable patent and other IP development activity and claims and related litigation regarding patent and IP rights in our industry. Our competitors, other third parties, including practicing entities and non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use and have used to assert claims of infringement, misappropriation or other violations of IP rights against us. Moreover, the patent portfolios of many of our competitors and other third parties are larger than ours. This disparity may increase the risk that our competitors or other third parties may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. We have recorded material charges for legal settlements of such claims in the past. In any IP litigation, regardless of the scope or merit, we may incur substantial costs and attorney’s fees and, if the claims are successfully asserted against us and we are found to be infringing upon, misappropriating or otherwise violating the IP rights of others, we could be required to pay substantial damages and/or make substantial ongoing royalty payments; comply with an injunction and cease offering or modify our products and services; comply with other unfavorable terms, including settlement terms; and indemnify our customers and business partners, obtain costly licenses on their behalf, and/or refund fees or other payments previously paid to us. Further, upon expiration of the term of any agreements that allow us to use third-party IP, we may be unable to renew such agreements on favorable terms, if at all, in which case we may face IP litigation. In addition, our subscription agreements generally require us to defend our customers against claims that our technology infringes the intellectual property rights of third parties. The mere existence of any lawsuit, or any interim or final outcomes, and the public statements related to it (or absence of such statements) by the press, analysts and litigants could be unsettling to our customers and prospective customers. This could adversely impact our customer satisfaction and related renewal rates, cause us to lose potential sales, and could also be unsettling to investors or prospective investors and cause a substantial decline in our stock price. Any claim or litigation against us could be costly, time-consuming and divert the attention of management and key personnel from our business operations and harm our financial condition and operating results.

Our intellectual property protections may not provide us with a competitive advantage, and defending our intellectual property may result in substantial expenses that harm our operating results.

Our success depends to a significant degree on our ability to protect our proprietary technology and our brand under patent, copyright, trademark, trade secret and other IP protections in the U.S. and other jurisdictions. The IP protection we have for our technology may not provide sufficient protection, and any IP acquired in the future may not provide competitive advantages or other value. In addition, our IP may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them. Further, legal standards relating to the validity, enforceability and scope of protection of IP rights vary.

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

Our IP rights may be challenged by others or invalidated through administrative proceedings or litigation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer services. The laws of some foreign countries may not offer effective protection for, or be as protective of, IP rights as those in the U.S., and mechanisms for enforcement of IP rights or available remedies may be inadequate, ineffective or scarce. Additionally, the IP ownership and license rights of new technologies such as AI have not been fully addressed by U.S. courts interpreting current and new laws or regulations, and the use or adoption of such technologies in our products and services may expose us to potential intellectual property claims; breach of a data license, software license, or website terms of service allegations; claimed violations of privacy rights; and other tort claims. If such laws or regulations require increased transparency, it may impair protection of our trade secrets or other IP. We may be required to spend significant resources to monitor and protect our IP rights. We have initiated and, in the future, may initiate claims or litigation against third parties for infringement or misappropriation of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel and may result in counterclaims with respect to infringement or misappropriation of IP rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our IP rights or are required to incur substantial expenses defending our IP rights, our business and operating results may be adversely affected.

Our use of open-source software could harm our ability to sell our products and services and subject us to possible litigation.

Our products incorporate software licensed to us by third-party authors under open-source licenses, and we expect to continue to incorporate open-source software into our products and services in the future. We monitor our use of open-source software in an effort to avoid subjecting our products and services to adverse licensing conditions. However, there can be no assurance that our efforts have been or will be successful. There is little or no legal precedent governing the interpretation of the terms of open-source licenses, and therefore the potential impact of these terms on our business is uncertain and enforcement of these terms may result in unanticipated obligations regarding our products and services. For example, depending on which open-source license governs certain open-source software included within our products and services, we may be subjected to conditions requiring us to offer our products and services to users at no cost; make available the source code for modifications and derivative works based upon, incorporating or using such open-source software; and license such modifications or derivative works under the terms of the particular open-source license. Moreover, if an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations, be subject to significant damages or be enjoined from distributing our products and services.

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

Our failure or perceived failure to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations could adversely affect us.

We have published environmental, social, and governance (“ESG”) initiatives, goals and commitments. Our ability to achieve our objectives is subject to numerous factors both within and outside of our control. Our failure or perceived failure to achieve some or all of our ESG goals or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from the investment community, regulatory authorities and others or subject us to liability. Our reputation also may be harmed by the perceptions that our customers, employees and other stakeholders have about our action or inaction on ESG issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results or stock price.

Natural disasters, including climate change, and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may damage or disrupt our operations, international commerce and the global economy, and thus could have a negative effect on our business. Our business operations are subject to interruption by natural disasters, flooding, fire, extreme heat, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change and other events beyond our control. While we maintain crisis management and disaster response plans, such planning may not account for all possible events and the occurrence of such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses we may sustain. Although we have backup systems in place, in the event of major natural disasters or catastrophic events, customer data could be lost, and resumption of operations could require significant time.

We may be subject to increased costs, regulations, reporting requirements, standards or expectations regarding climate change-driven impacts on our business. While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs as part of our ESG strategy and partnering with organizations that are focused on mitigating their own climate-related risks, certain of those risks are inherent wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters have experienced, and may continue to experience, climate-related events at an increasing frequency and severity, including drought, water scarcity, heat waves, wildfires and air quality impacts and power shutoffs associated with wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our customers and third-party suppliers and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Risks Related to the Financial Performance or Financial Position of Our Business

Because we generally recognize revenues from our subscription service over the subscription term, a decrease in new subscriptions or renewals may not be immediately reflected in our operating results.

We generally recognize revenues from customers ratably over the terms of their subscriptions. Net new annual contract value from new subscriptions and expansion contracts entered into during a period can generally be expected to generate revenues for the duration of the subscription term. As a result, a significant portion of the revenues we report in each period are derived from the recognition of deferred revenues relating to subscriptions entered into during previous periods. Consequently, a decrease in new or renewed subscriptions, expansion contracts in any single reporting period will have a limited impact on our revenues for that period, but they will negatively affect our operating results in future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term. Also, our ability to adjust our cost structure in the event of a decrease in new or renewed subscriptions may be limited.

As our business grows, we expect our revenue growth rate to decline over the long term.

You should not rely on our prior revenue growth as an indication of our future revenue growth. While we have experienced significant revenue growth in prior periods, we expect it to decline over the long term due to increasing competition, a decrease in the growth rate of our overall market or other reasons. We also expect our costs to increase in future periods as we continue to invest in our strategic priorities, which may not result in increased revenues or growth in our business.

Changes in our effective tax rate or disallowance of our tax positions may adversely affect our financial position and results.

We are subject to income taxes in the U.S. and various foreign jurisdictions. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined. Our effective tax rate could be adversely affected by changes in statutory tax rates, changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities and the effects of acquisitions. Increases in our effective tax rate would reduce our profitability or in some cases increase our losses.

Additionally, our future effective tax rate could be impacted by changes in accounting principles or changes in federal, state or international tax laws or tax rulings. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will comply with the law, which could affect our results of operations in the period issued. Many countries are actively considering or have proposed or enacted changes to their tax laws based on the model rules adopted by The Organization for Economic Cooperation and Development defining a 15% global minimum tax (commonly referred to as Pillar 2) that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Global tax developments applicable to multinational businesses and increased scrutiny under tax examinations could have a material impact on our business and negatively affect our financial results. Any changes in federal, state or international tax laws or tax rulings may increase our worldwide effective tax rate and harm our financial position and results of operations.

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

Our debt service obligations may adversely affect our financial condition.

Our ability to make payments on, repay or refinance the 2030 Notes in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control. If we decide to refinance the 2030 Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the 2030 Notes at all, both of which may adversely affect our financial condition. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
•cause us to dedicate a substantial portion of our cash flows towards debt service obligations and principal repayments;
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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, foreign exchange rates, economic downturns, recession, economic uncertainty, political instability, warfare, changes in laws, trade barriers, supply chain disruptions and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption. Furthermore, inflation rates in the U.S. and other key markets have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization and warfare have impacted and may continue to impact global currency exchange rates, commodity prices, energy markets, trade and movement of resources, which may adversely affect the buying power of our customers, our access to and cost of resources from our suppliers, and ability to operate or grow our business. In addition, from time to time, the U.S. and other key international economies have been impacted and may continue to be impacted by geopolitical and economic instability, high levels of credit defaults, international trade disputes, changes in demand for various goods and services, high levels of persistent unemployment, wage and income stagnation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies, international trade agreements, export controls, economic and trade sanctions, health crisis such as the COVID-19 pandemic and overall economic uncertainty. These conditions can arise suddenly and affect the rate of digital transformation spending and could adversely affect our customers’ or prospective customers’ ability or willingness to purchase our services, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

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

Our stock price is likely to continue to be volatile and subject to wide fluctuations. In addition, technology companies in general have highly volatile stock prices, and the volatility in stock price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting our stock price, some of which are beyond our control, include, among other factors:
•changes in the estimates of our operating results, revenue growth, or changes in recommendations by securities analysts;
•changes in the average contract term of our customer agreements, timing of renewals and renewal rates;
•our ability to meet our financial guidance or financial performance expectations of the securities analysts or investors;
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
•changes in laws or regulations impacting the delivery of our services;
•significant litigation or regulatory actions;
•the amount and timing of customer payments, payment defaults, operating costs and capital expenditures
•the amount and timing of equity awards and the related financial statement expenses;
•the impact of new accounting pronouncements;
•the inability to conclude that our internal controls over financial reporting are effective;
•our ability to accurately estimate the total addressable market for our products and services; and
•overall performance of the equity markets.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM IC.	CYBERSECURITY

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting enterprise software companies. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our board of directors (the “Board”) and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee and members of management.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address — and guide our employees, management and the Board on — our response to a cybersecurity incident.

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.

External Assessments

Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. For example, in 2022 and 2023, we conducted independent cyber audits to assess our controls against the NIST Cybersecurity Framework. The results of significant assessments are reported to management, the Board and Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us.

Governance

Board Oversight

Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk. They receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role

Our chief information officer (“CIO”), chief information security officer (“CISO”), chief technology officer (“CTO”), and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of management’s Security Steering Committee (the “Security Committee”), which is a governing body that drives alignment on security decisions across the Company. The Security Committee meets quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

Our CIO has served in various roles in information technology and information security for over 20 years, including serving as the Chief Information Officer or Chief Technology Officer of three other public companies. He holds an undergraduate degree in computer engineering. Our CISO has served in various roles in information technology and information security for almost 20 years, including serving as the Chief Information Security Officer or Chief Security Officer at two other large public companies. He holds an undergraduate and master’s degree in computer science. Our CTO has served in various roles in information technology for over 25 years and has been with us since 2011. Our General Counsel has over 20 years of experience managing risks, including risks arising from cybersecurity threats, at several large publicly-traded technology companies.

ITEM 2.	PROPERTIES

Our principal office is located in Santa Clara, California, where we lease approximately 1,120,000 square feet of space under lease agreements for our business operations and product development. We also maintain offices globally. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. See Note 17 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

We are party to certain litigation and other legal proceedings. While legal proceedings are inherently unpredictable and subject to uncertainties, we do not believe that the ultimate resolution of any such proceedings, whether taken individually or in the aggregate, is likely to have a material adverse effect on our business, financial position, results of operations or cash flows.

For additional information regarding legal proceedings, see Note 17 in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

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

Stockholders

As of December 31, 2023, there were 13 registered stockholders of record (not including an indeterminate number of beneficial holders of stock held in street name through brokers and other intermediaries) of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index for each of the last five fiscal years ended December 31, 2019 through December 31, 2023, assuming an initial investment of $100. Data for the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023
ServiceNow, Inc.	100.00	158.56	309.14	364.57	218.07	396.79
NYSE Composite	100.00	125.51	134.28	162.04	146.89	167.12
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Systems Software	100.00	151.38	216.60	325.96	236.39	370.89

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Share repurchases of our common stock for the three months ended December 31, 2023 were as follows:

Issuer Purchases of Equity Securities			Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in billions)
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share
October 1 - 31	35	$572.45	35	$1.20
November 1 - 30	365	644.02	365	0.96
December 1 - 31	—	—	—	0.96
Fourth Quarter 2023	400	$639.59	400	$0.96

(1) On May 16, 2023, the Board of Directors authorized a program to repurchase up to $1.5 billion of our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022, and year-to-year comparisons between fiscal 2023 and fiscal 2022 in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2021 and year-to-year comparisons between fiscal 2022 and fiscal 2021 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on January 31, 2023.

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

Overview

ServiceNow was founded on a simple premise: to make work flow better. Our purpose is to make the world work better for everyone. Our intelligent platform, the Now Platform, is a cloud-based solution with embedded artificial intelligence and machine learning capabilities that helps global enterprises across industries, universities and governments unify and digitize their workflows. The Now Platform automates workflows across an entire enterprise by connecting disparate departments, systems and silos in a seamless way to unlock productivity and improve experiences for both employees and customers. Our workflow applications built on the Now Platform are organized along four primary areas: Technology, Customer and Industry, Employee and Creator. The transformation to digital operations, enabled by the Now Platform, increases our customers’ resiliency and security and delivers great experiences and additional value to their C-suite, employees and consumers.

We are closely monitoring the unfolding events of the Russian invasion of Ukraine and the current armed conflict in Israel and the Gaza Strip. While these events are still evolving and the outcome remains highly uncertain, we do not believe the conflicts will have a material impact on our business and results of operations. However, if the conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in these regions represented an immaterial portion of our net assets and total consolidated revenues both as of and for the year ended December 31, 2023 and December 31, 2022.

Additionally, other macroeconomic events, including rising interest rates, global inflation and bank failures, have led to economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across several large financial institutions and are not concentrated in one financial institution. We have not experienced any impact to our liquidity or to our current and projected business operations and financial condition due to recent bank failures. Further, we have policy restrictions on the types of securities that can be purchased as part of our available-for-sale debt securities portfolio. These restrictions take industry and company concentration limits into consideration among other things. Furthermore, the majority of our non-marketable equity investments do not have material relationships with any one financial institution, and therefore, we believe that our exposure to loss is immaterial. We will continue to monitor the direct and indirect impact of macroeconomic events on our business and financial results.

See the “Risk Factors” section in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the above conflicts and macroeconomic events on our business and financial results.

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

As of December 31, 2023, our RPO was $18.0 billion, of which 48% represented cRPO. RPO and cRPO increased by 29% and 24%, respectively, compared to December 31, 2022. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,897, 1,643, and 1,350 customers with ACV greater than $1 million as of December 31, 2023, 2022 and 2021, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities plus cash outflows for legal settlements, repayments of convertible senior notes attributable to debt discount and business combination and other related costs including compensation expense, reduced by purchases of property and equipment. Purchases of property and equipment are otherwise included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. A calculation of free cash flow is provided below:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Free cash flow:
Net cash provided by operating activities	$3,398	$2,723	$2,191
Purchases of property and equipment	(694)	(550)	(392)
Repayments of convertible senior notes attributable to debt discount	—	—	15
Business combination and other related costs	24	7	53
Free cash flow	$2,728	$2,180	$1,867

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the years ended December 31, 2023, 2022, and 2021. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

Revenue Recognition

We derive our revenues predominately from subscription revenues, which are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. For our cloud services, we recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration and are generally non-cancellable and without any refund-type provisions.

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

Business Combinations

The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, discount rates, revenue growth rates, the time and expense to recreate the assets and profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed but not later than one year from the acquisition date.

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. Of the $1.2 billion valuation allowance as of December 31, 2022, we released $1.05 billion of our valuation allowance during the year ended December 31, 2023. We maintained a valuation allowance of $196 million against our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis. See Note 16 – Income Taxes, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on discussion on valuation allowance.

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

Change in Accounting Estimate

In January 2024, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from four to five years. This change in accounting estimate will be effective beginning fiscal year 2024. Based on the carrying amount of data center equipment included in property and equipment, net that are in-service as of December 31, 2023, it is estimated this change will increase our fiscal year 2024 operating income by approximately $100 million.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 79% of our total revenues for each of the years ended December 31, 2023, 2022 and 2021. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, as well as expansion with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures, and the terms of our commission plans, which incentivize our direct sales organization to meet their annual quotas by December 31. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality of entering into customer agreements is sometimes not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. In addition, we continue to see an increase in the number of 12-month agreements entered into with the U.S. federal government throughout the year, with the highest number of agreements entered into in the third quarter, driven primarily by the timing of their annual budget expenditures. This larger mix of contracts with 12-month renewal terms in the third quarter will generally cause variability in our RPO and cRPO in subsequent quarters until they are renewed. Although these seasonal factors may be common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 10%, 12% and 14% for the years ended December 31, 2023, 2022 and 2021, respectively.

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

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes consists of federal, state and foreign income taxes. Our income tax benefit for the year ended December 31, 2023 is primarily attributable to the release of the valuation allowance against certain U.S. federal and state deferred tax assets, excluding California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.

Comparison of the years ended December 31, 2023 and 2022

Revenues

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Revenues:
Subscription	$8,680	$6,891	26%
Professional services and other	291	354	(18%)
Total revenues	$8,971	$7,245	24%
Percentage of revenues:
Subscription	97%	95%
Professional services and other	3%	5%
Total	100%	100%

Subscription revenues increased by $1.8 billion for the year ended December 31, 2023, compared to the prior year, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $322 million and $253 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the years ended December 31, 2023 and 2022, respectively.

We expect subscription revenues for the year ending December 31, 2024 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2023.

Our expectations for revenues, cost of revenues and operating expenses for the year ending December 31, 2024 are based on the 31-day average of foreign exchange rates for December 31, 2023.

Subscription revenues consist of the following:

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Digital workflow products	$7,679	$6,077	26%
ITOM products	1,001	814	23%
Total subscription revenues	$8,680	$6,891	26%

Our digital workflow products include most of our product offerings and are generally priced on a per user basis. Our remaining product offerings, primarily comprised of our IT Operations Management (“ITOM”) products are predominantly priced on a subscription unit basis.

Professional services and other revenues decreased by $63 million for the year ended December 31, 2023, compared to the prior year, due to a decrease in services and trainings provided to new and existing customers as we focused on deploying our internal professional services organization as a strategic resource and worked with our partner ecosystem to contract directly with customers for implementation services delivery.

We expect professional services and other revenues for the year ending December 31, 2024 to increase in absolute dollars and to remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023 as we continue to execute our professional services strategy.

Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Cost of revenues:
Subscription	$1,606	$1,187	35%
Professional services and other	315	386	(18%)
Total cost of revenues	$1,921	$1,573	22%
Gross profit percentage:
Subscription	82%	83%
Professional services and other	(8%)	(9%)
Total gross profit percentage	79%	78%
Gross profit:	$7,050	$5,672	24%

Cost of subscription revenues increased by $419 million for the year ended December 31, 2023, compared to the prior year, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $229 million as compared to prior year. Depreciation expense related to infrastructure hardware equipment dedicated for customer use increased by $97 million for the year ended December 31, 2023, as compared to prior year and maintenance costs to support the expansion of our data center capacity, including public cloud service costs, increased by $77 million, as compared to prior year.

We expect our cost of subscription revenues for the year ending December 31, 2024 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired. Our subscription gross profit percentage was 82% and 83% for the years ended December 31, 2023 and 2022, respectively. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Cost of professional services and other revenues decreased by $71 million for the year ended December 31, 2023 as compared to the prior year. The decrease was primarily due to a decrease in contracted third-party partners spend and decreased headcount resulting in a decrease in personnel-related costs, including stock-based compensation.

Our professional services and other gross loss percentage improved to 8% for the year ended December 31, 2023, compared to 9% in the prior year, primarily due to decreased headcount resulting in a decrease in personnel-related costs and a decrease in contracted third-party partners spend. We expect our professional services and other gross loss percentage to improve for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Sales and Marketing

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Sales and marketing	$3,301	$2,814	17%
Percentage of revenues	37%	39%

Sales and marketing expenses increased by $487 million for the year ended December 31, 2023, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $334 million, compared to the prior year. Amortization expenses associated with deferred commissions increased by $99 million, compared to the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $44 million compared to the prior year, primarily due to increased program costs and travel for our annual Sales Kickoff.

We expect sales and marketing expenses for the year ending December 31, 2024 to increase in absolute dollars and to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from increased sales productivity and marketing efficiencies in 2024.

Research and Development

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Research and development	$2,124	$1,768	20%
Percentage of revenues	24%	24%

Research and development expenses (“R&D”) increased by $356 million during the year ended December 31, 2023, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $312 million compared to prior year. The remaining increase was primarily due to an increase in data center capacity costs and depreciation of infrastructure hardware equipment that is used solely for R&D purposes of $27 million for the year ended December 31, 2023, compared to the prior year.

We expect R&D expenses for the year ending December 31, 2024 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
General and administrative	$863	$735	17%
Percentage of revenues	10%	10%

General and administrative expenses (“G&A”) increased by $128 million during the year ended December 31, 2023, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $83 million. Non-personnel-related costs and outside services increased by $32 million for the year ended December 31, 2023 compared to the prior year.

We expect G&A expenses for the year ending December 31, 2024 to increase in absolute dollars but decrease slightly as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Cost of revenues:
Subscription	$202	$157	29%
Professional services and other	52	67	(22%)
Operating expenses:
Sales and marketing	505	459	10%
Research and development	579	495	17%
General and administrative	266	223	19%
Total stock-based compensation	$1,604	$1,401	14%
Percentage of revenues	18%	19%

Stock-based compensation increased by $203 million during the year ended December 31, 2023, compared to the prior year, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of December 31, 2023, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2024 as we continue to issue stock-based awards to our employees but decrease slightly as a percentage of revenue compared to the year ended December 31, 2023. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 36% and 35% of total revenues for the years ended December 31, 2023 and 2022, respectively. Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to certain major foreign currencies (primarily the Euro and British Pound Sterling) during the year ended December 31, 2023 had a favorable impact on our revenues. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2023 at the exchange rates in effect for the year ended December 31, 2022 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $34 million lower for the year ended December 31, 2023. The impact from the foreign currency movements from the year ended December 31, 2022 to the year ended December 31, 2023 was not material to professional services and other revenues.

In addition, because we primarily transact in foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our R&D expenses during the year ended December 31, 2023. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2023 at the exchange rates in effect for the year ended December 31, 2022 rather than the actual exchange rates in effect during the period, our reported R&D expenses would have been $12 million higher for the year ended December 31, 2023. The impact from the foreign currency movements from the year ended December 31, 2022 to the year ended December 31, 2023 was not material to cost of revenues, sales and marketing and G&A expenses.

Interest Income

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Interest income	$302	$82	268%
Percentage of revenues	3%	1%

Interest income increased during the year ended December 31, 2023, compared to the prior year primarily driven by an increase in investment income from our managed portfolio resulting from higher portfolio balances and an increase in interest rates.

Other Expense, net

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Interest expense	$(24)	$(27)	(11%)
Other	(32)	(11)	191%
Other expense, net	$(56)	$(38)	47%
Percentage of revenues	(1%)	(1%)
Other expense, net increased by $18 million during the year ended December 31, 2023, compared to the prior year, primarily driven by higher unrealized losses on foreign currency forward contracts.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency derivative contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net, were immaterial for each of the years ended December 31, 2023 and 2022.

(Benefit from) provision for Income Taxes

	Year Ended December 31,		% Change
	2023	2022

	(dollars in millions)
Income before income taxes	$1,008	$399	153%
(Benefit from) provision for income taxes	(723)	74	NM
Effective tax rate	(72%)	19%	NM
 NM - Not meaningful

Our effective tax rate was (72%) and 19% for the year ended December 31, 2023 and December 31, 2022. The difference in rates was primarily attributable to the release of the valuation allowance against certain U.S. federal and state deferred tax assets, excluding California in the year ended December 31, 2023.

The income tax benefit was $723 million for the year ended December 31, 2023. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. Of the $1.2 billion valuation allowance as of December 31, 2022, we released $1.05 billion of our valuation allowance during the year ended December 31, 2023. We maintained a valuation allowance of $196 million against our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

In December 2021, the Organization for Economic Cooperation and Development adopted model rules for a 15% global minimum tax (Pillar 2) and has continued to issue administrative guidance and interpretations. Approximately 20 countries have enacted the rules into their domestic tax legislation. The United States has not enacted the rules. Due to the uncertainty of whether the United States and other countries will enact the rules, the timing of individual country legislative action and the underlying complexity of the rules, the impact, if any, on the Company is not reasonably estimable.

See Note 16– Income Taxes, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% for each of the years ended December 31, 2023, 2022 and 2021. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2024. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $8.1 billion as of December 31, 2023.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancellable licenses and services arrangements that are integral to our business operations, and operating lease obligations. Non-cancellable purchase commitments for business operations total $1.6 billion as of December 31, 2023, due primarily over the next five years. Operating lease obligations totaling $937 million are principally associated with leased facilities and have varying maturities with $515 million due over the next five years.

We may repurchase our shares of common stock in the open market, in privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock. During the year ended December 31, 2023, we repurchased 0.9 million shares of our common stock for $538 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of December 31, 2023, $962 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

	Year Ended December 31,
	2023	2022

	(in millions)
Net cash provided by operating activities	$3,398	$2,723
Net cash used in investing activities	(2,167)	(2,583)
Net cash used in financing activities	(803)	(344)
Net increase/(decrease) in cash, cash equivalents and restricted cash	429	(257)

Operating Activities

Net cash provided by operating activities was $3.4 billion for the year ended December 31, 2023 compared to $2.7 billion for the prior year. The net increase in operating cash flow was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $2.2 billion compared to $2.6 billion for the prior year. The net decrease in cash used in investing activities was primarily due to a $681 million decrease in net purchases of investments, a $92 million decrease in purchases of non-marketable investments, offset by a $191 million increase in business combinations and a $144 million increase in purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 was $803 million compared to $344 million for the prior year. The net increase in cash used in financing activities is primarily due to repurchases of common stock for $538 million, a $32 million increase in taxes paid related to net share settlement of equity awards, offset by a $17 million increase in proceeds from employee stock plans and a $94 million decrease in repayments of convertible senior notes attributable to principal.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases, a non-cancellable $500 million agreement with Microsoft to purchase cloud services over five years for accelerating the Azure adoption for mutual customers, the second installment of the consideration for the G2K acquisition to be paid in February 2024, purchase obligations, debt and unrecognized tax benefits as of December 31, 2023. Refer to Note 17 “Commitments and Contingencies,” Note 5 “Business Combinations” and Note 16 “(Benefit from) Provision for Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and British Pound Sterling, and therefore benefit from a weakening of the U.S. Dollar relative to these currencies and, conversely, are adversely affected by a strengthening of the U.S. Dollar relative to these currencies. Revenues denominated in U.S. Dollar as a percentage of total revenues was 71%, 72% and 70% for the years ended December 31, 2023, 2022 and 2021, respectively.

A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in operating income of $107 million, $75 million and $62 million for the years ended December 31, 2023, 2022 and 2021, respectively. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Interest Rate Sensitivity

We had an aggregate of $8.1 billion in cash, cash equivalents, short-term investments and long-term investments as of December 31, 2023. This amount was invested primarily in money market funds, certificates of deposit, corporate notes and bonds, government and agency securities and other debt securities with a minimum rating of BBB by Standard & Poor’s, Baa2 by Moody’s or BBB by Fitch. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments.

As of December 31, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $60 million decline of the fair value of our available-for-sale debt securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

As of December 31, 2022, we had an aggregate of $6.4 billion in cash, cash equivalents, short-term investments and long-term investments, and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $39 million decline of the fair value of our available-for-sale debt securities.

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

As of December 31, 2023 and 2022, we had $268 million and $252 million, respectively, of non-marketable equity investments in privately held companies. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The timing and amount of observable price changes are influenced by market dynamics that can impact the valuation of our non-marketable equity investments. These changes could be material based on market conditions and events.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SERVICENOW, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ServiceNow, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ServiceNow, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Subscription revenue recognition - customer contracts with multiple performance obligations

As described in Note 2 to the consolidated financial statements, the Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Subscription revenues include self-hosted offerings in which customers deploy, or the Company grants customers the option to deploy without significant penalty, the Company’s subscription services internally or contract with a third party to host the software. For these contracts, management accounts for the software element separately from the related support and updates as they are distinct performance obligations. The transaction price allocated to the software element is recognized when transfer of control of the software to the customer is complete. The transaction price allocated to the related support and updates are recognized ratably over the contract term. As disclosed by management, evaluating the terms and conditions included within the Company’s customer contracts for appropriate revenue recognition and determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company recognized subscription revenues of $8.7 billion for the year ended December 31, 2023.

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
January 25, 2024
We have served as the Company’s auditor since 2011.

SERVICENOW, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,897	$1,470
Short-term investments	2,980	2,810
Accounts receivable, net	2,036	1,725
Current portion of deferred commissions	461	369
Prepaid expenses and other current assets	403	280
Total current assets	7,777	6,654
Deferred commissions, less current portion	919	742
Long-term investments	3,203	2,117
Property and equipment, net	1,358	1,053
Operating lease right-of-use assets	715	682
Intangible assets, net	224	232
Goodwill	1,231	824
Deferred tax assets	1,508	636
Other assets	452	359
Total assets	$17,387	$13,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$126	$274
Accrued expenses and other current liabilities	1,365	975
Current portion of deferred revenue	5,785	4,660
Current portion of operating lease liabilities	89	96
Total current liabilities	7,365	6,005
Deferred revenue, less current portion	81	70
Operating lease liabilities, less current portion	707	650
Long-term debt, net	1,488	1,486
Other long-term liabilities	118	56
Total liabilities	9,759	8,267
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 600,000; shares issued: 205,619 and 202,882; shares outstanding: 204,724 and 202,882	—	—
Treasury stock, at cost (shares held: 895 and 0)	(535)	—
Additional paid-in capital	6,131	4,796
Accumulated other comprehensive loss	(37)	(102)
Retained earnings	2,069	338
Total stockholders’ equity	7,628	5,032
Total liabilities and stockholders’ equity	$17,387	$13,299

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Subscription	$8,680	$6,891	$5,573
Professional services and other	291	354	323
Total revenues	8,971	7,245	5,896
Cost of revenues (1):
Subscription	1,606	1,187	1,022
Professional services and other	315	386	331
Total cost of revenues	1,921	1,573	1,353
Gross profit	7,050	5,672	4,543
Operating expenses (1):
Sales and marketing	3,301	2,814	2,292
Research and development	2,124	1,768	1,397
General and administrative	863	735	597
Total operating expenses	6,288	5,317	4,286
Income from operations	762	355	257
Interest income	302	82	20
Other expense, net	(56)	(38)	(28)
Income before income taxes	1,008	399	249
(Benefit from) provision for income taxes	(723)	74	19
Net income	$1,731	$325	$230
Net income per share - basic	$8.48	$1.61	$1.16
Net income per share - diluted	$8.42	$1.60	$1.13
Weighted-average shares used to compute net income per share - basic	204,137	201,430	198,094
Weighted-average shares used to compute net income per share - diluted	205,591	203,535	203,167
Other comprehensive income (loss):
Foreign currency translation adjustments	$27	$(70)	$(41)
Unrealized gains (losses) on investments, net of tax	38	(66)	(19)
Other comprehensive income (loss)	65	(136)	(60)
Comprehensive income	$1,796	$189	$170
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues:
Subscription	$202	$157	$128
Professional services and other	52	67	59
Operating expenses:
Sales and marketing	505	459	389
Research and development	579	495	395
General and administrative	266	223	160
See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	195,845	$—	—	$—	$2,974	$(234)	$94	$2,834
Common stock issued under employee stock plans	3,227	—	—	—	168	—	—	168
Taxes paid related to net share settlement of equity awards	—	—	—	—	(612)	—	—	(612)
Stock-based compensation	—	—	—	—	1,130	—	—	1,130
Shares granted related to business combinations	—	—	—	—	6	—	—	6
Settlement of 2022 Warrants	536	—	—	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	—	—	(225)	—	—	(225)
Benefit from exercise of 2022 Note Hedge	—	—	—	—	224	—	—	224
Other comprehensive loss, net of tax	—	—	—	—	—	—	(60)	(60)
Net income	—	—	—	—	—	230	—	230
Balance as of December 31, 2021	199,608	$—	—	$—	$3,665	$(4)	$34	$3,695
Cumulative effect adjustment from adoption of Accounting Standards Update (ASU) 2020-06	—	—	—	—	(19)	17	—	(2)
Common stock issued under employee stock plans	2,671	—	—	—	177	—	—	177
Taxes paid related to net share settlement of equity awards	—	—	—	—	(427)	—	—	(427)
Stock-based compensation	—	—	—	—	1,400	—	—	1,400
Settlement of 2022 Warrants	603	—	—	—	—	—	—	—
Settlement of 2022 Notes conversion feature	—	—	—	—	(233)	—	—	(233)
Benefit from exercise of 2022 Note Hedge	—	—	—	—	233	—	—	233
Other comprehensive loss, net of tax	—	—	—	—	—	—	(136)	(136)
Net income	—	—	—	—	—	325	—	325
Balance as of December 31, 2022	202,882	$—	—	$—	$4,796	$338	$(102)	$5,032
Common stock and Treasury stock issued under employee stock plans	2,737	—	5	3	190	—	—	193
Common stock repurchased	—	—	(900)	(538)	—	—	—	(538)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(459)	—	—	(459)
Stock-based compensation	—	—	—	—	1,604	—	—	1,604
Other comprehensive income, net of tax	—	—	—	—	—	—	65	65
Net income	—	—	—	—	—	1,731	—	1,731
Balance as of December 31, 2023	205,619	$—	(895)	$(535)	$6,131	$2,069	$(37)	$7,628
See accompanying notes to consolidated financial statements

SERVICENOW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,731	$325	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562	433	472
Amortization of deferred commissions	459	358	294
Stock-based compensation	1,604	1,401	1,131
Deferred income taxes	(857)	15	(34)
Other	—	17	40
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(300)	(340)	(401)
Deferred commissions	(717)	(566)	(565)
Prepaid expenses and other assets	(203)	(39)	(93)
Accounts payable	(142)	172	55
Deferred revenue	1,085	904	960
Accrued expenses and other liabilities	176	43	102
Net cash provided by operating activities	3,398	2,723	2,191
Cash flows from investing activities:
Purchases of property and equipment	(694)	(550)	(392)
Business combinations, net of cash acquired	(282)	(91)	(785)
Purchases of investments	(4,634)	(4,038)	(2,485)
Purchases of non-marketable investments	(75)	(167)	(71)
Sales and maturities of investments	3,522	2,245	2,119
Other	(4)	18	7
Net cash used in investing activities	(2,167)	(2,583)	(1,607)
Cash flows from financing activities:
Repayments of convertible senior notes attributable to principal	—	(94)	(61)
Proceeds from employee stock plans	194	177	167
Repurchases of common stock	(538)	—	—
Taxes paid related to net share settlement of equity awards	(459)	(427)	(612)
Net cash used in financing activities	(803)	(344)	(506)
Foreign currency effect on cash, cash equivalents and restricted cash	1	(53)	(25)
Net change in cash, cash equivalents and restricted cash	429	(257)	53
Cash, cash equivalents and restricted cash at beginning of period	1,475	1,732	1,679
Cash, cash equivalents and restricted cash at end of period	$1,904	$1,475	$1,732
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,897	$1,470	$1,728
Restricted cash included in prepaid expenses and other current assets	7	5	4
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,904	$1,475	$1,732
Supplemental disclosures of other cash flow information:
Interest paid	$23	$24	$41
Income taxes paid, net of refunds	127	45	36
Non-cash investing and financing activities:
Settlement of 2022 Notes conversion feature	—	233	225
Benefit from exercise of 2022 Note Hedge	—	233	224
Property and equipment included in accounts payable, accrued expenses and other liabilities	44	74	63

See accompanying notes to consolidated financial statements

SERVICENOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Description of the Business

ServiceNow was founded on a simple premise to make work flow better. Our intelligent platform, the Now Platform, is a cloud-based solution with embedded artificial intelligence and machine learning capabilities that helps global enterprises across industries, universities and governments unify and digitize their workflows. Our workflow applications built on the Now Platform are organized along four primary areas: Technology, Customer and Industry, Employee, and Creator. The products under each of our workflows help customers connect, automate and empower work across systems and silos to enable great outcomes for businesses and great experiences for people. The Now Platform orchestrates work across our customers’ cloud platforms and systems of choice, allowing our customers to get work done regardless of their current and future preferred systems of record and collaboration platforms.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

In January 2024, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from four to five years. This change in accounting estimate will be effective beginning fiscal year 2024.

Segments

Our chief operating decision maker, the Chief Executive Officer, allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we operate as a single operating and reportable segment.

Foreign Currency Translation and Transactions

The functional currencies for our foreign subsidiaries are primarily their respective local currencies. Assets and liabilities of the wholly-owned foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other expense, net within the consolidated statements of comprehensive income, and have not been material for all periods presented.

Revenue Recognition

Revenues are recognized when control of services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Subscription revenues

Subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, which is the date we make our services available to our customers. Our contracts with customers typically include a fixed amount of consideration and are generally non-cancellable and without any refund-type provisions. We typically invoice our customers annually in advance for our subscription services upon execution of the initial contract or subsequent renewal, and our invoices are typically due within 30 days from the invoice date.

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

Deferred Commissions

Deferred commissions are the incremental selling costs that are associated with acquiring customer contracts and consist primarily of sales commissions paid to our sales organization and referral fees paid to independent third parties. Deferred commissions also include the associated payroll taxes and fringe benefit costs associated with payments to our sales employees to the extent they are incremental. Commissions and referral fees earned upon the execution of initial and expansion contracts are primarily deferred and amortized over a period of benefit that we have determined to be five years. Commissions earned upon the renewal of customer contracts are deferred and amortized over the average renewal term. Additionally, for self-hosted offerings, consistent with the recognition of subscription revenue for self-hosted offerings, a portion of the commission cost is expensed upfront when the self-hosted offering is made available, and the remaining portion of the commission cost is expensed over the period of benefit. We determine the period of benefit by taking into consideration our customer contracts, our technology life cycle and other factors. The amortization of deferred commissions is included in sales and marketing expense in our consolidated statements of comprehensive income. There was no impairment loss in relation to the incremental selling costs capitalized for all periods presented.

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

Investments

Investments consist of commercial paper, corporate notes and bonds, certificates of deposit, U.S. government and agency securities and mortgage-backed and asset-backed securities. We classify investments in debt securities as available-for-sale at the time of purchase. All investments are recorded at estimated fair value and investments with original maturities of less than one year at time of purchase is classified as short-term. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax, a component of stockholders’ equity, except for credit-related impairment losses for available-for-sale debt securities.

For all our available-for-sale debt securities with unrealized loss positions we have determined it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Available-for-sale securities in an unrealized loss position are written down to its fair value with the corresponding charge recorded in other expense, net on our consolidated statement of comprehensive income, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or we have the intention to sell the security. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other expense, net in the consolidated statements of comprehensive income. For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $51 million and $28 million, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Realized gains and losses from the sales of available-for-sale debt securities are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of comprehensive income.

Strategic Investments

Strategic investments consist of debt and non-marketable equity investments in privately held companies in which we do not have a controlling interest. We have elected to apply the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred. We include these strategic investments in other assets on our consolidated balance sheets.

Derivative Financial Instruments

We use derivative financial instruments, mainly foreign currency forward contracts with maturities of 12 months or less, to manage foreign currency risks. These derivative contracts are not designated as hedging instruments and changes in the fair value are recorded in other expense, net on the consolidated statements of comprehensive income. Outstanding foreign currency forward contracts are recorded at gross fair value as prepaid expenses and other current assets as well as accrued expenses and other current liabilities on the consolidated balance sheets. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the consolidated statements of cash flows.

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

Business Combinations

We allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Allocation of the purchase price requires significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. Critical estimates include, but are not limited to, future expected cash flows, discount rates, revenue growth rates, the time and expense to recreate the assets and profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

Intangible assets consist of developed technologies and other intangible assets, including patents and contractual agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to twelve years.

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

Advertising Costs

Advertising costs, excluding costs related to our annual Knowledge user conference and other user forums, are expensed as incurred and are included in sales and marketing expense. These costs for the years ended December 31, 2023, 2022 and 2021 were $221 million, $201 million and $198 million, respectively.

Stock-based Compensation

We recognize compensation expense related to stock options and restricted stock units (“RSUs”) with only service conditions on a straight-line basis over the requisite service period. For stock options and RSUs with service, performance and market conditions (performance-based RSUs (“PRSUs”)), expenses are recognized on a graded vesting basis over the requisite service period and for awards with performance conditions, when it is probable that the performance condition will be achieved. The probability of achievement is assessed periodically to determine whether the performance metric continues to be probable. When there is a change in the probability of achievement, any cumulative effect of the change is recognized in the period of the change and the remaining unrecognized compensation will be amortized prospectively over the respective vesting period. We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan (“ESPP”) on a straight-line basis over the six-month offering period. We recognize compensation expense net of estimated forfeiture activity. Amounts withheld related to the minimum statutory tax withholding requirements paid by us on behalf of our employees are recorded as a liability and a reduction to additional paid-in capital when paid and are included as a reduction of cash flows from financing activities.

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

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. As of December 31, 2023 and 2022, there were no customers that represented more than 10% of our accounts receivable balance. There were no customers that individually exceeded 10% of our total revenues in any of the periods presented. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. The allowance for credit losses and write offs were not material for each of the periods ending December 31, 2023, 2022 and 2021.

Income Taxes

We use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates within the provision for income taxes as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, forecasted taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not result in a restatement of prior period consolidated financial statements.

Recently Issued Accounting Pronouncement Pending Adoption

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the consolidated balance sheets (in millions):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$349	$—	$—	$349
Corporate notes and bonds	3,579	10	(13)	3,576
Certificates of deposit	94	—	—	94
U.S. government and agency securities	2,081	3	(6)	2,078
Mortgage-backed and asset-backed securities	102	—	(16)	86
Total available-for-sale debt securities	$6,205	$13	$(35)	$6,183

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$558	$—	$(2)	$556
Corporate notes and bonds	3,414	—	(52)	3,362
Certificates of deposit	162	—	—	162
U.S. government and agency securities	768	—	(2)	766
Mortgage-backed and asset-backed securities	98	—	(17)	81
Total available-for-sale debt securities	$5,000	$—	$(73)	$4,927

As of December 31, 2023, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

December 31, 2023
Due within 1 year	$2,980
Due in 1 year through 5 years	3,117
Instruments not due in single maturity	86
Total	$6,183

As of December 31, 2023 and 2022, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $3,731 million and $4,232 million, respectively. As of December 31, 2023, unrealized losses of $26 million from available-for-sale debt securities are from securities in a continuous unrealized loss position greater than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were primarily due to changes in market interest rates, and credit-related impairment losses were not material as of December 31, 2023.

Non-Marketable Equity Investments

As of December 31, 2023 and 2022, the total amount of non-marketable equity investments in privately held companies included in other assets on our consolidated balance sheets was $268 million and $252 million, respectively. These balances include a $100 million investment in the common and preferred shares of Celonis SE, a privately held company that develops and sells process mining software. Our non-marketable equity investments are primarily accounted for using the measurement alternative, which measures the investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the years ended December 31, 2023, 2022 and 2021 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4) Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2023 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,215	$—	$1,215
Commercial paper	—	79	79
Corporate notes and bonds	—	2	2
Deposits	295	—	295
U.S. government and agency securities	—	4	4
Marketable securities:
Commercial paper	—	349	349
Corporate notes and bonds	—	3,576	3,576
Certificates of deposit	—	94	94
U.S. government and agency securities	—	2,078	2,078
Mortgage-backed and asset-backed securities	—	86	86
Total	$1,510	$6,268	$7,778

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 11 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and are immaterial as of December 31, 2023 and 2022.

(5) Business Combinations

2023 Business Combinations

On July 17, 2023, we acquired all outstanding shares of G2K Group GmbH, an artificial intelligence powered platform, for $464 million in a cash transaction. The consideration is paid in two installments. The first installment was made at the close of the transaction in July 2023. The second installment will be paid in February 2024 and is recognized as accrued expenses and other current liabilities, which is a non-cash financing activity as of December 31, 2023. The acquisition is intended to enhance our Now Platform with the acquired smart Internet of Things technology, enabling businesses to intelligently action digital and in-store data with enterprise-grade workflows.

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

We have included the financial results of business combinations in the consolidated financial statements from the respective dates of acquisition, which were not material. Aggregate acquisition-related costs associated with business combinations are not material for each of the years ended December 31, 2023, 2022 and 2021, respectively, and are included in general and administrative expenses in our consolidated statements of comprehensive income as incurred.

(6) Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill were as follows (in millions):

Carrying Amount
Balance as of December 31, 2021	$777
Goodwill acquired	68
Foreign currency translation adjustments	(21)
Balance as of December 31, 2022	$824
Goodwill acquired	413
Foreign currency translation adjustments	(6)
Balance as of December 31, 2023	$1,231

Intangible assets consist of the following (in millions):

	December 31, 2023	December 31, 2022
Developed technology	$516	$434
Patents	72	72
Other	11	15
Intangible assets, gross	$599	$521
Less: accumulated amortization	(375)	(289)
Intangible assets, net	$224	$232
The weighted-average useful life of the acquired developed technology for each of the years ended December 31, 2023 and 2022 was approximately five years. Amortization expense for intangible assets was approximately $85 million, $81 million and $76 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents the estimated future amortization expense related to intangible assets held as of  December 31, 2023 (in millions):

Years Ending December 31,
2024	$84
2025	63
2026	33
2027	19
2028	15
Thereafter	10
Total future amortization expense	$224

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	December 31,
	2023	2022
Computer equipment	$2,136	$1,606
Computer software	96	82
Leasehold and other improvements	292	226
Furniture and fixtures	86	81
Construction in progress	33	53
Property and equipment, gross	2,643	2,048
Less: Accumulated depreciation	(1,285)	(995)
Property and equipment, net	$1,358	$1,053

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense was $372 million, $261 million and $312 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(8) Derivative Contracts

As of December 31, 2023 and 2022, we had foreign currency forward contracts with total notional values of $1,727 million and $1,360 million, respectively, which are not designated as hedging instruments. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The gross fair value of these foreign currency forward contracts was immaterial as of December 31, 2023 and 2022. The gains (losses) recognized for these foreign currency forward contracts were immaterial for each of the years ended December 31, 2023, 2022 and 2021.

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 were $4.6 billion. Revenues recognized during the year ended December 31, 2022 from amounts included in deferred revenue as of December 31, 2021 were $3.7 billion.

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

As of December 31, 2023, the total non-cancellable RPO under our contracts with customers was $18.0 billion, and we expect to recognize revenues on approximately 48% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2023	2022
Accrued payroll	$650	$490
Taxes payable	123	109
Other employee-related liabilities	167	150
Other	425	226
Total accrued expenses and other current liabilities	$1,365	$975

(11) Debt

For the periods ended December 31, 2023 and 2022, the carrying value of our outstanding debt was $1,488 million and $1,486 million, respectively, net of unamortized debt discount and issuance costs of $12 million and $14 million, respectively.

We consider the fair value of the 2030 Notes as of December 31, 2023 and December 31, 2022 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,236 million and $1,144 million as of December 31, 2023 and December 31, 2022, respectively.

2030 Notes

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred $13 million for debt issuance costs. The effective interest rate for the 2030 Notes was 1.53% and included interest payable, amortization of debt issuance cost and amortization of the debt discount. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict our ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

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

To minimize the impact of potential economic dilution upon conversion of the 2022 Notes, we entered into convertible note hedge transactions (the “2022 Note Hedge”) with certain investment banks to purchase 6 million shares for $128 million with respect to our common stock concurrently with the issuance of the 2022 Notes. The 2022 Note Hedge offsets the dilution and cash payments in excess of the principal amount of the converted 2022 Notes and expired upon the maturity date of the 2022 Notes, which was on June 1, 2022.

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire 6 million shares of our common stock with aggregate proceeds of $54 million (the “2022 Warrants”). The 2022 Warrants were separate transactions and were not remeasured through earnings each reporting period. The 2022 Warrants were not part of the 2022 Notes or 2022 Note Hedge.

During the quarter ended June 30, 2022, we settled the remaining portion of the 2022 Warrants by delivering an aggregate of 0.6 million shares of our common stock. Accordingly, the 2022 Warrants were no longer outstanding as of June 30, 2022.

(12) Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our consolidated balance sheets (in millions):

	December 31,
	2023	2022
Foreign currency translation adjustment	$2	$(25)
Net unrealized loss on investments	(39)	(77)
Accumulated other comprehensive loss	$(37)	$(102)

Reclassification adjustments out of accumulated other comprehensive loss into net income were not material for all periods presented.

(13) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of December 31, 2023. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2023, we had 204.7 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2023
Stock plans:
Options outstanding	1,150
RSUs (1)	6,262
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan (2)	11,908
Amended and Restated 2012 Employee Stock Purchase Plan (2)	8,508
Total shares of common stock reserved for future issuance	27,828

(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 14.
(2)Refer to Note 14 for a description of these plans.

During each of the years ended December 31, 2023 and 2022, we issued a total of 2.7 million shares from stock option exercises, vesting of RSUs, net of employee payroll taxes and purchases from the employee stock purchase plan (“ESPP”).

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

During the year ended December 31, 2023, the Company repurchased 0.9 million shares of its common stock for $538 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of December 31, 2023, $962 million of the originally authorized amount remained available for future repurchases.

Preferred Stock

Our board of directors has the authority, without further action by stockholders, to issue up to 10 million shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock or delaying or preventing a change in control. As of December 31, 2023 and 2022, no shares of preferred stock were outstanding.

(14) Equity Awards

We currently have three equity incentive plans: 2012 Equity Incentive Plan (the “2012 Plan”), amended and restated 2021 Equity Incentive Plan (the “2021 Plan”) and 2022 New-Hire Equity Incentive Plan (the “2022 Plan”). The 2012 Plan was terminated in connection with the initial approval of the 2021 Plan on June 7, 2021 but continues to govern the terms of outstanding equity awards that were granted prior to the termination of the 2012 Plan. As of June 7, 2021, we no longer grant equity awards pursuant to the 2012 Plan. The 2021 Plan, as amended and restated, was approved by the shareholders on June 1, 2023 to increase shares available for future grants by approximately 10 million shares. Upon effectiveness of the 2021 Plan, as amended and restated, the 2022 Plan was terminated, and no additional awards under the 2022 Plan have been made since the amendment and restatement of the 2021 Plan. Outstanding equity awards under the 2022 Plan continue to be subject to the terms and conditions of the 2022 Plan.

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

Stock Options

Stock options are exercisable at a price equal to the market value of the underlying shares of common stock on the date of the grant as determined by the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. Stock options granted under the 2012 Plan to new employees generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted generally are exercisable for a period of up to ten years contingent on each holder’s continuous status as a service provider.

A summary of stock option activity for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding as of December 31, 2022	1,237	$590.36
Exercised	(32)	$68.06		$15
Forfeited	(55)	$625.99
Outstanding as of December 31, 2023	1,150	$603.30	7.4	$119
Vested and expected to vest as of December 31, 2023	948	$588.32	7.4	$112
Vested and exercisable as of December 31, 2023	150	$203.79	5.1	$75

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value for stock options exercised for the years ended December 31, 2023, 2022 and 2021, was $15 million, $40 million and $140 million, respectively.

The total fair value of shares vested was $7 million, $11 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively. No stock options were granted during the year ended December 31, 2023. The weighted-average grant-date fair values of stock options granted was $273.63 and $248.85 per share for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market condition for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met but no earlier than two years. The performance and market condition must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-Day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. As of December 31, 2023, none of the tranches have vested.

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

As of December 31, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $28 million. The weighted-average remaining vesting period of unvested stock options as of December 31, 2023 was one year.

RSUs

A summary of RSU activity for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding as of December 31, 2022	5,737	$505.79
Granted	4,134	$479.18
Vested	(3,096)	$469.20
Forfeited	(513)	$506.98
Outstanding as of December 31, 2023	6,262	$506.77
Expected to vest as of December 31, 2023	5,553

RSUs outstanding as of December 31, 2023 were comprised of 5.8 million RSUs with only service conditions and 0.5 million RSUs with both service conditions and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $1.6 billion, $1.5 billion and $2.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the aggregate intrinsic value of RSUs outstanding was $4.4 billion and RSUs expected to vest was $3.9 billion. The weighted-average grant-date fair value of RSUs granted was $479.18, $541.24 and $577.26 per share for the years ended December 31, 2023, 2022 and 2021, respectively.

For the years ended December 31, 2023, 2022, and 2021, PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the grant. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the year ended December 31, 2023 will vest in February of the following year and semi-annually for the remaining two years contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year.

We recognized $145 million, $121 million, and $124 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $2.5 billion and the weighted-average remaining vesting period was approximately three years.

Total stock-based compensation expense for the years ended December 31 2023, 2022 and 2021 was $1,604 million, $1,401 million and $1,131 million, respectively. For the year ended December 31, 2023, we recorded $296 million of tax benefits on total stock-based compensation expense, which are reflected in the benefit from income taxes in the consolidated statements of comprehensive income. Tax benefits on stock-based compensation for the years ended December 31, 2022 and 2021 were not material.

Valuation Assumptions

The following assumptions were used in the Black-Scholes options pricing model and the Monte Carlo simulation model, to estimate our stock-based compensation on the date of grant for ESPP, stock options and PRSUs, respectively, as applicable.

	Year Ended December 31,
	2023	2022	2021
Risk-Free Interest Rate
ESPP	2.96% - 5.39%	0.06% - 2.96%	0.06% - 0.11%
Stock Options	*	2.04%	1.20% - 1.45%
PRSU	4.34%	1.76%	0.19% - 0.20%
Expected Term (in years)
ESPP	0.5	0.5	0.5
Stock Options	*	10	7.5 - 10
Expected Volatility
ESPP	33% - 59%	35% - 59%	35% - 60%
Stock Options	*	40%	38% - 41%
PRSU	45%	42%	41% - 42%
* There were no stock option grants in 2023.

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$1,731	$325	$230
Denominator:
Weighted-average shares outstanding - basic	204,137	201,430	198,094
Weighted-average effect of potentially dilutive securities:
Common stock options	120	117	293
RSUs	1,332	1,555	3,429
ESPP Obligations	2	—	—
2022 Notes	—	—	535
2022 Notes settlements	—	280	116
2022 Warrants	—	—	649
Settlement of 2022 Warrants	—	153	51
Weighted-average shares outstanding - diluted	205,591	203,535	203,167
Net income per share - basic	$8.48	$1.61	$1.16
Net income per share - diluted	$8.42	$1.60	$1.13
Common stock options, RSUs, and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	3,191	4,658	1,588

(16) (Benefit from) Provision for Income Taxes

The components of income before income taxes by U.S. and foreign jurisdictions were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$523	$173	$152
Foreign	485	226	97
Total	$1,008	$399	$249

The (benefit from) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current provision:
Federal	$2	$—	$—
State	31	13	1
Foreign	101	46	52
	134	59	53
Deferred provision:
Federal	(750)	(1)	(3)
State	(135)	(1)	(3)
Foreign	28	17	(28)
	(857)	15	(34)
(Benefit from) provision for income taxes	$(723)	$74	$19

The effective income tax rate differs from the federal statutory income tax rate applied to the income before income taxes due to the following (in millions):

	Year Ended December 31,
	2023	2022	2021

Tax computed at U.S. federal statutory rate	$212	$84	$53
State taxes, net of federal benefit	47	10	—
U.S. tax on foreign earnings	42	96	—
Tax rate differential for international subsidiaries	29	18	6
Stock-based compensation	25	7	(160)
Executive compensation	32	22	23
Tax credits	(93)	(70)	(76)
Other	15	7	4
Valuation allowance	(1,032)	(100)	169
(Benefit from) provision for income taxes	$(723)	$74	$19

Significant components of our deferred tax assets are shown below (in millions). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$257	$605
Credit carryforwards	476	388
Lease liability	184	178
Capitalized research and development	324	262
Depreciation and amortization	552	553
Other	167	159
Total deferred tax assets	1,960	2,145
Less: valuation allowance	(196)	(1,228)
	1,764	917
Deferred tax liabilities:
Right of use asset	(165)	(162)
Other	(131)	(129)
Net deferred tax assets	$1,468	$626

The unremitted earnings of our foreign subsidiaries are not considered indefinitely reinvested, except in certain designated jurisdictions in which the resident entity is a service provider that is not expected to generate substantial amounts of cash in excess of what may be reinvested by the local entity. We have not provided for state income or withholding taxes on the undistributed earnings of foreign subsidiaries, which are considered indefinitely invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is not material as of December 31, 2023.

As of December 31, 2023, we had U.S. federal net operating loss and federal tax credit carryforwards of $470 million and $404 million, respectively. The federal tax credits will begin to expire in 2033 if not utilized. In addition, as of December 31, 2023, we had state net operating loss and state tax credit carryforwards of approximately $1.0 billion and $272 million, respectively. The state net operating loss will begin to expire in 2024 if not utilized; however, the tax-effected amount due to expire in 2024 is immaterial. State tax credits and a portion of the federal net operating loss carryforwards can be carried forward indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

As of December 31, 2023, we had Canada net operating loss and tax credit carryforwards of $170 million and $11 million, respectively. The Canada net operating loss and tax credits will begin to expire in 2039 and 2037, respectively, if not utilized. In addition, as of December 31, 2023, we had United Kingdom net operating loss carryforwards of $145 million. The United Kingdom net operating loss can be carried forward indefinitely.

The income tax benefit was $723 million for the year ended December 31, 2023. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. Of the $1.2 billion valuation allowance as of December 31, 2022, we released $1.05 billion of our valuation allowance during the year ended December 31, 2023. We maintained a valuation allowance of $196 million against our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The decrease in the 2023 valuation allowance of $1.03 billion was primarily attributable to the $1.05 billion release of certain U.S. federal and state valuation allowance offset by approximately a $20 million increase in the California valuation allowance. The $98 million decrease in the 2022 valuation allowance was primarily attributable to a decrease in deferred tax assets related to the utilization of net operating losses. The $197 million increase in the 2021 valuation allowance was primarily attributable to an increase in deferred tax assets related to net operating losses and research and development tax credits partially offset by a valuation allowance release related to Lightstep, Inc. acquired deferred tax liabilities.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning period	$159	$124	$81
Tax positions taken in prior period:
Gross increases	—	—	5
Gross decreases	—	(1)	—
Tax positions taken in current period:
Gross increases	63	38	38
Settlements	(1)	(2)	—
Balance, end of period	$221	$159	$124

As of December 31, 2023, we had gross unrecognized tax benefits of approximately $221 million, of which $51 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $6 million and $5 million as of December 31, 2023 and 2022, respectively. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material. Interest and penalties accrued on these uncertain tax positions are recognized as income tax expense and will be released upon the expiration of the statutes of limitations. These amounts are also not material for any periods presented. Further, $51 million and $31 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2023 and 2022, respectively.

We are subject to taxation in the United States and foreign jurisdictions. As of December 31, 2023, our tax years 2004 to 2022 remain subject to examination in most jurisdictions.

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

Total operating lease costs was $129 million, $112 million and $100 million, excluding short-term lease costs, variable lease costs and sublease income each of which were immaterial, for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities was $82 million and $75 million for the years ended December 31, 2023 and 2022, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets was $130 million and $192 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the weighted-average remaining lease term is approximately nine years and the weighted-average discount rate is 3.8%.

Maturities of operating lease liabilities as of December 31, 2023 are presented in the table below (in millions):

Years Ending December 31,
2024	$109
2025	127
2026	105
2027	89
2028	85
Thereafter	422
Total operating lease payments	937
Less: imputed interest	(141)
Present value of operating lease liabilities	$796

In addition to the amounts above, as of December 31, 2023, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $61 million. These operating leases are expected to commence between 2024 and 2025 with lease terms of three to ten years.

Other Commitments

Other commitments consist of data center and IT operations and sales and marketing activities related to our daily business operations. Future minimum payments under our non-cancellable purchase commitments as of December 31, 2023 are presented in the table below (in millions):

Purchase Obligations (1)
Years Ending December 31,
2024	$365
2025	281
2026	266
2027	530
2028	65
Thereafter	93
Total	$1,600

(1)Not included in the table above are certain purchase commitments related to our future annual Knowledge user conferences and other customer or sales conferences to be held in 2024 and future years. If we had canceled these contractual commitments as of December 31, 2023, we would have been obligated to pay cancellation penalties of approximately $51 million in aggregate.

During 2022, we entered into a non-cancellable, $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers. The unutilized consumption is included within the table above.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 11 for further information regarding our 2030 Notes.

Legal Proceedings

We are party to certain litigation and other legal proceedings. While legal proceedings are inherently unpredictable and subject to uncertainties, we do not believe the ultimate resolution of any such proceedings is likely to result in a material loss. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

On July 5, 2022, InQuisient Inc. (“Plaintiff”) filed a complaint against ServiceNow, Inc. in the U.S. District Court for the District of Delaware, alleging the Now Platform’s use of relational databases infringes three of Plaintiff’s patents. Plaintiff is seeking injunctive relief and unspecified damages. ServiceNow filed an answer denying Plaintiff’s allegations and asserts Plaintiff’s patents are, among other things, invalid, not infringed and otherwise unenforceable. A trial date has been set for October 7, 2024. While ServiceNow continues to vigorously defend this matter, we cannot predict the outcome with any degree of certainty. We also cannot provide an estimate of the possible loss or range of loss.

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our services and adversely affect our financial condition and results of operations. For additional information regarding intellectual property litigation, see “Risk Factors—Lawsuits by third parties that allege we infringe their intellectual property rights could harm our business and operating results” and “Risk Factors—Our intellectual property protections may not provide us with a competitive advantage, and defending our intellectual property may result in substantial expenses that harm our operating results.”

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

(18) Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
North America (1)	$5,702	$4,723	$3,752
EMEA (2)	2,298	1,778	1,551
Asia Pacific and other	971	744	593
Total revenues	$8,971	$7,245	$5,896

Property and equipment, net by geographic area were as follows (in millions):

	December 31,
	2023	2022
Property and equipment, net:
North America (3)	$871	$664
EMEA (2)	312	221
Asia Pacific and other	175	168
Total property and equipment, net	$1,358	$1,053

(1)Revenues attributed to the United States were 94% of North America revenues for each of the years ended December 31, 2023, 2022 and 2021.
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Property and equipment, net attributed to the United States were 79% and 85% of property and equipment, net attributable to North America as of December 31, 2023 and 2022, respectively.

Subscription revenues consist of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Digital workflow products	$7,679	$6,077	$4,882
ITOM products	1,001	814	691
Total subscription revenues	$8,680	$6,891	$5,573

Our digital workflow products include most of our product offerings and are generally priced on a per user basis. Our remaining product offerings, primarily comprised of our ITOM products are predominantly priced on a subscription unit basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2023, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.
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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, the following directors and Section 16 officers adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c):

•Russell Elmer, our General Counsel, adopted a trading plan on November 22, 2023. The plan, which expires November 22, 2024, provides for the sale of 100% of the (net) shares resulting from the vesting of 11,944 additional (gross) shares of our common stock during the plan period (net shares are net of tax withholding).
•Frederic Luddy, a member of our board of directors, adopted a trading plan on November 21, 2023. The plan, which expires June 7, 2024, provides for the sale of 100% of the (net) shares resulting from the vesting of 598 additional (gross) shares of our common stock during the plan period (net shares are net of tax withholding).

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

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021
3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021
4.1	Form of Common Stock Certificate	S-1/A	333-180486	4.1	6/19/2012
4.2	Indenture, dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	8/11/2020
4.3	First Supplemental Indenture (including Form of Note), dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.2	8/11/2020
4.4	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-35580	4.5	2/3/2022
10.1*	Form of Indemnification Agreement	10-K	001-35580	10.1	2/27/2015
10.2*	2012 Equity Incentive Plan, as amended through January 29, 2019	10-K	001-35580	10.3	2/27/2019
10.3*	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020	10-Q	001-35580	10.1	7/30/2020
10.4*	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020	10-Q	001-35580	10.2	7/30/2020
10.5*	ServiceNow, Inc. Amended and Restated 2021 Equity Incentive Plan	8-K	001-35580	10.1	6/2/2023
10.6*	Related form of equity agreements under the Amended and Restated 2021 Equity Incentive Plan	10-Q	001-35580	10.4	7/29/2021
10.7*	Related form of global equity agreements under the Amended and Restated 2021 Equity Incentive Plan	10-Q	001-35580	10.1	7/28/2022
10.8*	Amended and Restated 2012 Employee Stock Purchase Plan	8-K	001-35580	10.2	6/9/2021
10.9*	Form of Subscription Agreement under the Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	001-35580	10.5	7/29/2021
10.10*	Form of Global Subscription Agreement under the Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	001-35580	10.2	7/28/2022

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11*	2022 New-Hire Equity Incentive Plan	S-8	333-268298	4.4	11/10/2022
10.12*	Employment Agreement dated October 22, 2019 between the Registrant and William R. McDermott	8-K	001-35580	10.1	10/23/2019
10.13*	Amendment to Employment Agreement dated March 24, 2020 between the Registrant and William R. McDermott	8-K	001-35580	10.1	3/27/2020
10.14*	Employment Agreement dated November 15, 2019 between the Registrant and Gina Mastantuono	8-K	001-35580	10.1	11/18/2019
10.15*	Confirmatory Employment Letter Agreement dated October 31, 2017, between the Registrant and Chirantan J. Desai	10-Q	001-35580	10.1	11/6/2017
10.16*	Temporary Relocation dated July 28, 2023, by and between the Registrant and Chirantan J. Desai	10-Q	001-35580	10.1	10/26/2023
10.17*	Confirmatory Employment Letter Agreement dated November 13, 2018, between the Registrant and Russell Elmer	10-K	001-35580	10.17	2/27/2019
10.18*	Form of Amendment to Employment Agreement between the Registrant and each of Gina Mastantuono, Chirantan J. Desai, and Russell S. Elmer.	8-K	001-35580	10.1	4/16/2021
10.19*	Employment Letter Agreement dated June 18, 2021 by and between the Registrant and Jacqueline Canney.	10-Q	001-35580	10.1	10/28/2021
10.20*	Employment Agreement dated August 20, 2021 by and between Registrant and Nicholas Tzitzon.	10-K	001-35580	10.25	2/3/2022
10.21*	Letter of Understanding - International Assignment dated June 22, 2022, between the Registrant and Nicholas Tzitzon	10-Q	001-35580	10.3	7/28/2022
10.22*	Confirmatory Employment Letter Agreement dated January 2, 2018, as amended by and between the Registrant and Christopher Bedi	10-Q	001-35580	10.1	4/28/2022
10.23*	Employment Letter Agreement dated November 6, 2017, as amended, by and between Registrant and Lara Caimi	10-Q	001-35580	10.2	4/28/2022
10.24*	Employment Letter Agreement dated April 26, 2022, as amended, by and between Registrant and Paul Smith	10-Q	001-35580	10.3	4/28/2022
10.25*	Letter of Understanding - International Business Travel Arrangement dated May 26, 2023, between the Registrant and Paul Smith	10-Q	001-35580	10.1	7/27/2023
21.1	Subsidiaries of the Registrant					X
23.1	Consent of independent registered public accounting firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto					X

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97*	Incentive-Based Compensation Recovery Policy					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Dated: January 25, 2024

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

Signature	Title	Date

/s/ William R. McDermott	Chairman and Chief Executive Officer (Principal Executive Officer)	January 25, 2024
William R. McDermott

/s/ Gina Mastantuono	Chief Financial Officer (Principal Financial Officer)	January 25, 2024
Gina Mastantuono

/s/ Kevin T. McBride	Chief Accounting Officer (Principal Accounting Officer)	January 25, 2024
Kevin T. McBride

/s/ Frederic B. Luddy	Director	January 25, 2024
Frederic B. Luddy

/s/ Deborah Black	Director	January 25, 2024
Deborah Black

/s/ Susan L. Bostrom	Director	January 25, 2024
Susan L. Bostrom

/s/ Teresa Briggs	Director	January 25, 2024
Teresa Briggs

/s/ Jonathan C. Chadwick	Director	January 25, 2024
Jonathan C. Chadwick

/s/ Paul E. Chamberlain	Director	January 25, 2024
Paul E. Chamberlain
/s/ Lawrence J. Jackson, Jr.	Director	January 25, 2024
Lawrence J. Jackson, Jr.
/s/ Jeffrey A. Miller	Director	January 25, 2024
Jeffrey A. Miller
/s/ Joseph M. Quinlan	Director	January 25, 2024
Joseph M. Quinlan
/s/ Anita M. Sands	Director	January 25, 2024
Anita M. Sands