Form 10-Q
period 2024-03-31
ServiceNow, Inc.
filed 2024-05-06
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
(Former name, former address and formal fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were approximately 205 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,056	$1,897
Short-term investments	3,054	2,980
Accounts receivable, net	1,306	2,036
Current portion of deferred commissions	474	461
Prepaid expenses and other current assets	482	403
Total current assets	7,372	7,777
Deferred commissions, less current portion	930	919
Long-term investments	3,666	3,203
Property and equipment, net	1,450	1,358
Operating lease right-of-use assets	698	715
Intangible assets, net	224	224
Goodwill	1,224	1,231
Deferred tax assets	1,478	1,508
Other assets	502	452
Total assets	$17,544	$17,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$223	$126
Accrued expenses and other current liabilities	1,018	1,365
Current portion of deferred revenue	5,700	5,785
Current portion of operating lease liabilities	92	89
Total current liabilities	7,033	7,365
Deferred revenue, less current portion	100	81
Operating lease liabilities, less current portion	693	707
Long-term debt, net	1,488	1,488
Other long-term liabilities	123	118
Total liabilities	9,437	9,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized: 10,000; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 600,000; shares issued: 206,497 and 205,619; shares outstanding: 205,382 and 204,724	—	—
Treasury stock, at cost (shares held: 1,115 and 895)	(707)	(535)
Additional paid-in capital	6,466	6,131
Accumulated other comprehensive loss	(68)	(37)
Retained earnings	2,416	2,069
Total stockholders’ equity	8,107	7,628
Total liabilities and stockholders’ equity	$17,544	$17,387

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Subscription	$2,523	$2,024
Professional services and other	80	72
Total revenues	2,603	2,096
Cost of revenues(1):
Subscription	441	354
Professional services and other	79	84
Total cost of revenues	520	438
Gross profit	2,083	1,658
Operating expenses(1):
Sales and marketing	923	823
Research and development	606	492
General and administrative	222	199
Total operating expenses	1,751	1,514
Income from operations	332	144
Interest income	101	60
Other expense, net	(8)	(16)
Income before income taxes	425	188
Provision for income taxes	78	38
Net income	$347	$150
Net income per share - basic	$1.69	$0.74
Net income per share - diluted	$1.67	$0.73
Weighted-average shares used to compute net income per share - basic	205,108	203,385
Weighted-average shares used to compute net income per share - diluted	207,684	204,263
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(30)	$13
Unrealized (loss) gain on investments, net of tax	(13)	19
Unrealized gain on derivative instruments, net of tax	12	—
Other comprehensive (loss) income	(31)	32
Comprehensive income	$316	$182
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues:
Subscription	$58	$46
Professional services and other	12	14
Operating expenses:
Sales and marketing	134	126
Research and development	159	135
General and administrative	59	60
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	205,619	$—	(895)	$(535)	$6,131	$2,069	$(37)	$7,628
Common stock and Treasury stock issued under employee stock plans	878	—	5	3	128	—	—	131
Common stock repurchased	—	—	(225)	(175)	—	—	—	(175)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	—	—	422	—	—	422
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	—	347	—	347
Balance at March 31, 2024	206,497	$—	(1,115)	$(707)	$6,466	$2,416	$(68)	$8,107

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	202,882	$—	$4,796	$338	$(102)	$5,032
Common stock issued under employee stock plans	858	—	117	—	—	117
Taxes paid related to net share settlement of equity awards	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	381	—	—	381
Other comprehensive income, net of tax	—	—	—	—	32	32
Net income	—	—	—	150	—	150
Balance at March 31, 2023	203,740	$—	$5,182	$488	$(70)	$5,600

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$347	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	126
Amortization of deferred commissions	131	106
Stock-based compensation	422	381
Deferred income taxes	28	7
Other	(18)	1
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	715	619
Deferred commissions	(165)	(159)
Prepaid expenses and other assets	(106)	(64)
Accounts payable	107	(46)
Deferred revenue	(10)	40
Accrued expenses and other liabilities	(240)	(259)
Net cash provided by operating activities	$1,341	$902
Cash flows from investing activities:
Purchases of property and equipment	(135)	(165)
Business combinations, net of cash acquired	(194)	—
Purchases of other intangibles	(21)	—
Purchases of investments	(1,605)	(1,222)
Purchases of non-marketable investments	(42)	(30)
Sales and maturities of investments	1,073	880
Other	6	13
Net cash used in investing activities	$(918)	$(524)
Cash flows from financing activities:
Proceeds from employee stock plans	131	117
Repurchases of common stock	(175)	—
Taxes paid related to net share settlement of equity awards	(215)	(112)
Net cash (used in) provided by financing activities	$(259)	$5
Foreign currency effect on cash, cash equivalents and restricted cash	(4)	1
Net change in cash, cash equivalents and restricted cash	160	384
Cash, cash equivalents and restricted cash at beginning of period	1,904	1,475
Cash, cash equivalents and restricted cash at end of period	$2,064	$1,859
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,056	$1,852
Restricted cash included in prepaid expenses and other current assets	8	7
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,064	$1,859
Supplemental disclosures of other cash flow information:
Interest paid	$11	$11
Income taxes paid, net of refunds	21	22
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	89	47

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2023 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

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

In January 2024, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying amount of data center equipment included in property and equipment, net as of December 31, 2023, the effect of this change in estimate for the three months ended March 31, 2024, was a reduction in depreciation expense of $29 million and an increase in net income of $23 million, or $0.11 per share basic and diluted.

Significant Accounting Policies

We have incorporated two updates to our significant accounting policies during the quarter ended March 31, 2024. The first is the change in useful life of our data center equipment discussed above and the second is related to our cash flow hedging program initiated to hedge a portion of our forecasted foreign currency denominated revenues as discussed below. There were no other updates to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Derivative Financial Instruments

Cash flow hedging

We record derivatives at fair value as either assets or liabilities on our condensed consolidated balance sheets. For derivative contracts entered into to hedge a portion of our forecasted foreign currency denominated revenues that are designated and qualify as cash flow hedges, the unrealized gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as subscription revenues when the hedged transaction affects earnings. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other expense, net in the period during which changes in fair value occur.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. We also formally assess, both at the inception of the hedge, and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative.

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 11% of our accounts receivable balance as of March 31, 2024 and 11% of our total revenues for the three months ended March 31, 2024. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. There were no customers that individually exceeded 10% of our accounts receivable balance as of December 31, 2023 or our total revenues for the three months ended March 31, 2023. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$337	$—	$—	$337
Corporate notes and bonds	4,050	5	(15)	4,040
Certificates of deposit	63	—	—	63
U.S. government and agency securities	2,206	1	(11)	2,196
Mortgage-backed and asset-backed securities	102	—	(18)	84
Total available-for-sale debt securities	$6,758	$6	$(44)	$6,720

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$349	$—	$—	$349
Corporate notes and bonds	3,579	10	(13)	3,576
Certificates of deposit	94	—	—	94
U.S. government and agency securities	2,081	3	(6)	2,078
Mortgage-backed and asset-backed securities	102	—	(16)	86
Total available-for-sale debt securities	$6,205	$13	$(35)	$6,183

As of March 31, 2024, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

March 31, 2024
Due within 1 year	$3,054
Due in 1 year through 5 years	3,582
Instruments not due in single maturity	84
Total	$6,720

As of March 31, 2024 and December 31, 2023, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $4,821 million and $3,731 million, respectively, the majority of which has been in a continuous unrealized loss position for less than 12 months. As of March 31, 2024, unrealized losses of $26 million from available-for-sale debt securities are from securities in a continuous unrealized loss position greater than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were not material as of March 31, 2024.

Non-Marketable Equity Investments

As of March 31, 2024 and December 31, 2023, the total amount of non-marketable equity investments in privately held companies included in other assets on our condensed consolidated balance sheets was $288 million and $268 million, respectively. Our non-marketable equity investments are primarily accounted for using the measurement alternative, which measures the investments at cost, minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the three months ended March 31, 2024 and 2023 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2024 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$842	$—	$842
Commercial paper	—	114	114
Corporate notes and bonds	—	—	—
Deposits	330	—	330
U.S. government and agency securities	—	139	139
Marketable securities:
Commercial paper	—	337	337
Corporate notes and bonds	—	4,040	4,040
Certificates of deposit	—	63	63
U.S. government and agency securities	—	2,196	2,196
Mortgage-backed and asset-backed securities	—	84	84
Total	$1,172	$6,973	$8,145

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and are immaterial as of March 31, 2024 and December 31, 2023.

(5) Business Combinations

On July 17, 2023, we acquired all outstanding shares of G2K Group GmbH, an artificial intelligence powered platform, for $464 million in a cash transaction. The consideration was paid in two installments, with the first payment made in July 2023 and the second payment made in February 2024. The acquisition is intended to enhance our Now Platform with the acquired smart Internet of Things technology, enabling businesses to intelligently action digital and in-store data with enterprise-grade workflows.

The purchase price was preliminarily allocated based on the estimated fair value of the developed technology intangible asset of $75 million (six-year estimated useful life), net tangible liabilities of $1 million, deferred tax liabilities of $23 million and goodwill of $413 million, which is not deductible for income tax purposes.

Goodwill is primarily attributed to the value expected from synergies resulting from the business combination. The fair values assigned to tangible and intangible assets acquired, liabilities assumed and income taxes payable and deferred taxes are based on management’s estimates and assumptions. The provisional measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

We have included the financial results of the business combination in the condensed consolidated financial statements from the date of acquisition, which were not material.

(6) Intangible Assets
Intangible assets, net consists of the following (in millions):

	March 31, 2024	December 31, 2023
Developed technology	$538	$516
Patents	73	72
Other	11	11
Intangible assets, gross	622	599
Less: accumulated amortization	(398)	(375)
Intangible assets, net	$224	$224

The weighted-average useful life of the acquired developed technology for the three months ended March 31, 2024 and 2023 was approximately five years. Amortization expense for intangible assets for the three months ended March 31, 2024 and 2023 was $24 million and $20 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2024 (in millions):

Years Ending December 31,
Remainder of 2024	$64
2025	68
2026	38
2027	24
2028	19
Thereafter	11
Total future amortization expense	$224

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2024	December 31, 2023
Computer equipment	$2,254	$2,136
Computer software	98	96
Leasehold and other improvements	315	292
Furniture and fixtures	90	86
Construction in progress	16	33
Property and equipment, gross	2,773	2,643
Less: Accumulated depreciation	(1,323)	(1,285)
Property and equipment, net	$1,450	$1,358

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended March 31, 2024 and 2023 was $80 million and $81 million, respectively.

(8) Derivative Contracts

Derivatives Designated as Hedging Instruments

We entered into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues during the three months ended March 31, 2024. These forward contracts are recorded at fair value and have maturities of up to 34 months. As of March 31, 2024, we had outstanding cash flow hedges with total notional values of $1.5 billion. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.

The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

March 31, 2024
Condensed Consolidated Balance Sheets Location	Fair Value
Prepaid expenses and other current assets	$11
Other assets	$5

As of March 31, 2024, we had net derivative gains on our forward contracts of $16 million in accumulated other comprehensive income, of which $11 million is expected to be recognized in subscription revenues within the next 12 months. As of March 31, 2024, there were no net gains or losses recognized in subscription revenues.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively.

We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. There was no ineffectiveness in the Company’s cash flow hedging program for the three months ended March 31, 2024.

Derivatives not Designated as Hedging Instruments

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other expense, net on the condensed consolidated statements of comprehensive income. As of March 31, 2024 and December 31, 2023, we had foreign currency forward contracts with total notional values of $2.1 billion and $1.7 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of March 31, 2024 and December 31, 2023. The gains (losses) recognized for these foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for each of the three months ended March 31, 2024 and 2023.

All of our foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

(9) Deferred Revenue and Performance Obligations

Revenues recognized during the three months ended March 31, 2024 and 2023 from amounts included in deferred revenue as of December 31, 2023 and 2022 were $2.2 billion and $1.8 billion, respectively.

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

As of March 31, 2024, the total non-cancellable RPO under our contracts with customers was $17.7 billion and we expect to recognize revenues on approximately 48% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

For each of the periods ended March 31, 2024 and December 31, 2023, the carrying value of our outstanding debt was $1,488 million, net of unamortized debt discount and issuance costs of $12 million.

We consider the fair value of the 2030 Notes at March 31, 2024 and December 31, 2023 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,216 million and $1,236 million at March 31, 2024 and December 31, 2023, respectively.

2030 Notes

In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred $13 million for debt issuance costs. The effective interest rate for the 2030 Notes was 1.53% and included interest payable, amortization of debt issuance cost and amortization of debt discount. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict our ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.

(11) Accumulated Other Comprehensive Loss

The following tables show the components of accumulated other comprehensive loss, net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2023	$—	$(39)	$2	$(37)
Other comprehensive income (loss) before reclassifications	12	(13)	(30)	(31)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	12	(13)	(30)	(31)
Balance as of March 31, 2024	$12	$(52)	$(28)	$(68)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2022	$—	$(77)	$(25)	$(102)
Other comprehensive income before reclassifications	—	19	13	32
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income	—	19	13	32
Balance as of March 31, 2023	$—	$(58)	$(12)	$(70)

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of March 31, 2024. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2024, we had 205.4 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

March 31, 2024
Stock plans:
Options outstanding	1,146
RSUs(1)	7,615
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	9,657
Amended and Restated 2012 Employee Stock Purchase Plan(2)	8,246
Total shares of common stock reserved for future issuance	26,664
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 13.
(2)Refer to Note 13 for a description of these plans.

During each of the three months ended March 31, 2024 and 2023, we issued a total of 0.9 million shares from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

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

During the three months ended March 31, 2024, the Company repurchased 0.2 million shares of its common stock for $175 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of March 31, 2024, approximately $787 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

Stock Options

A summary of stock option activity for the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2023	1,150	$603.30
Exercised	(4)	$80.11		$2
Forfeited	—	$84.97
Outstanding at March 31, 2024	1,146	$605.06	7.2	$180
Vested and expected to vest as of March 31, 2024	964	$591.47	7.1	$165
Vested and exercisable as of March 31, 2024	173	$247.92	5.1	$89

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

The total fair value of stock options vested during the three months ended March 31, 2024 was $6 million. No stock options were granted during the three months ended March 31, 2024.

As of March 31, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $21 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2024 was approximately one year.

RSUs

A summary of RSU activity for the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2023	6,262	$506.77
Granted	2,385	$776.39
Vested	(895)	$497.53
Forfeited	(137)	$524.91
Outstanding at March 31, 2024	7,615	$591.99
Expected to vest as of March 31, 2024	6,652

RSUs outstanding as of March 31, 2024 were comprised of 7.1 million RSUs with only service conditions and 0.5 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $0.7 billion for the three months ended March 31, 2024. As of March 31, 2024, the aggregate intrinsic value of RSUs outstanding was $5.8 billion and RSUs expected to vest was $5.1 billion.

PRSUs with service, performance and market vesting criteria are considered as eligible to vest when approved by the compensation committee of our board of directors in January of the year following the performance period. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the performance metrics and, for certain PRSUs, depend on our total shareholder return relative to that of the S&P 500 index over the applicable measurement period. The eligible shares subject to PRSUs granted during the three months ended March 31, 2024 will vest in one to three years contingent on each holder’s continuous status as a service provider on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $39 million and $35 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $3.6 billion, and the weighted-average remaining vesting period was approximately three years.

(14) Net Income Per Share

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs and ESPP obligations. Stock awards with performance or market conditions are included in dilutive shares to the extent all conditions are met. The potentially dilutive shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, RSUs and ESPP obligations are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$347	$150
Denominator:
Weighted-average shares outstanding - basic	205,108	203,385
Weighted-average effect of potentially dilutive securities:
Common stock options	132	109
RSUs	2,418	769
ESPP obligations	26	—
Weighted-average shares outstanding - diluted	207,684	204,263
Net income per share - basic	$1.69	$0.74
Net income per share - diluted	$1.67	$0.73
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	3,168	7,731

(15)  Provision for Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $78 million for the three months ended March 31, 2024. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

Our income tax provision was $38 million for the three months ended March 31, 2023. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. As of March 31, 2024, we continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2024, our tax years 2004 to 2023 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $33 million and $31 million, excluding short-term lease costs, variable lease costs and sublease income, each of which were immaterial, for the three months ended March 31, 2024 and 2023, respectively.

For each of the three months ended March 31, 2024 and 2023, total cash paid for amounts included in the measurement of operating lease liabilities was $19 million. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $11 million and $24 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of March 31, 2024 are presented in the table below (in millions):

Remainder of 2024	$92
2025	128
2026	105
2027	90
2028	86
Thereafter	422
Total operating lease payments	923
Less: imputed interest	(138)
Present value of operating lease liabilities	$785

In addition to the amounts above, as of March 31, 2024, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $60 million. These operating leases are expected to commence between 2024 and 2025 with lease terms of two to ten years.

Other Commitments

Other contractual commitments consist of data center and IT operations and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the three months ended March 31, 2024 that were outside the ordinary course of business. During 2022, we entered into a non-cancellable, $500 million agreement with Microsoft to purchase cloud services over five years, as we accelerate Azure adoption for mutual customers.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our 2030 Notes.

Further, $57 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2024.

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

On July 5, 2022, InQuisient Inc. (“Plaintiff”) filed a complaint against ServiceNow, Inc. in the U.S. District Court for the District of Delaware, alleging the Now Platform’s use of relational databases infringes three of Plaintiff’s patents. Plaintiff is seeking injunctive relief and unspecified damages. The Company filed an answer denying Plaintiff’s allegations and asserts Plaintiff’s patents are, among other things, invalid, not infringed and otherwise unenforceable. A trial date has been set for January 27, 2025. While the Company continues to vigorously defend this matter, we cannot predict the outcome with any degree of certainty. We are unable to reasonably estimate the possible loss or range of loss, if any.

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our services and adversely affect our financial condition and results of operations. For additional information regarding intellectual property litigation, see “Risk Factors—Lawsuits by third parties that allege we infringe their intellectual property rights could harm our business and operating results” and “Risk Factors—Our intellectual property protections may not provide us with a competitive advantage, and defending our intellectual property may result in substantial expenses that harm our operating results” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Other

Through its internal processes, the Company received a complaint that raised potential compliance issues during the procurement process related to one of its government contracts. In response, the Company initiated an internal investigation, with the assistance of outside legal counsel, into the validity of these claims. The investigation is ongoing, and the Company cannot predict the timing, outcome or possible impact of the investigation.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
North America(1)	$1,637	$1,344
EMEA(2)	676	532
Asia Pacific and other	290	220
Total revenues	$2,603	$2,096

Property and equipment, net by geographic area were as follows (in millions):

	March 31, 2024	December 31, 2023
North America(3)	$928	$871
EMEA(2)	338	312
Asia Pacific and other	184	175
Total property and equipment, net	$1,450	$1,358

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three months ended March 31, 2024 and 2023.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were 78% and 79% of property and equipment, net attributable to North America as of March 31, 2024 and December 31, 2023, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Digital workflow products	$2,231	$1,790
ITOM products	292	234
Total subscription revenues	$2,523	$2,024

Our digital workflow products include most of our product offerings and are generally priced on a per user basis. Our remaining product offerings, primarily comprised of our IT Operations Management (“ITOM”) products, are predominantly priced on a subscription unit basis.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on January 25, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 25, 2024 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are closely monitoring the Russian invasion of Ukraine and the current armed conflict in Israel and the Gaza Strip. While these events are still evolving and the outcomes remain highly uncertain, we do not believe these conflicts will have a material impact on our business and results of operations. However, if the conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in these regions represented an immaterial portion of our net assets as of March 31, 2024 and December 31, 2023, and of our total consolidated revenues for each of the three months ended March 31, 2024 and 2023.

Additionally, other macroeconomic events, including higher interest rates, global inflation and bank failures, have led to economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across several large financial institutions and are not concentrated in one financial institution. We have not experienced any impact to our liquidity or to our current and projected business operations and financial condition due to recent macroeconomic events. Further, we have policy restrictions on the types of securities that can be purchased as part of our available-for-sale debt securities portfolio. These restrictions take industry and company concentration limits into consideration among other things. Furthermore, the majority of our non-marketable equity investments do not have material relationships with any one financial institution, and therefore, we believe that our exposure to loss as a result of bank failure is immaterial. We will continue to monitor the direct and indirect impact of macroeconomic events on our business and financial results.

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 25, 2024 for further discussion of the possible impact of conflicts and macroeconomic events on our business and financial results.

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

As of March 31, 2024, our RPO was $17.7 billion, of which 48% represented cRPO. RPO and cRPO increased by 26% and 21%, respectively, compared to March 31, 2023. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,933 and 1,687 customers with ACV greater than $1 million as of March 31, 2024 and 2023, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,341	$902	49%
Purchases of property and equipment	(135)	(165)	(18%)
Business combination and other related costs	19	—	100%
Free cash flow	$1,225	$737	66%

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three months ended March 31, 2024 and 2023. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect channel sales. Revenues from our direct sales organization represented 78% and 79% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

Seasonality. We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, as well as expansion with existing customers, in the fourth quarter of each year. The increase in customer agreements for the fourth quarter is primarily a result of both large enterprise account buying patterns typical in the software industry, which are driven primarily by the expiration of annual authorized budgeted expenditures, and the terms of our commission plans, which incentivize our direct sales organization to meet their annual quotas by December 31. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality of entering into customer agreements is sometimes not immediately apparent in our revenues, due to the fact that we recognize subscription revenues from our cloud offering contracts over the term of the subscription agreement, which is generally 12 to 36 months. In addition, we continue to see an increase in the number of 12-month agreements entered into with the U.S. federal government throughout the year, with the highest number of agreements entered into in the third quarter driven primarily by the timing of their annual budget expenditures. This larger mix of contracts with 12-month renewal terms in the third quarter will generally cause variability in our RPO and cRPO in subsequent quarters until they are renewed. Although these seasonal factors may be common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 15% and 11% for the three months ended March 31, 2024 and 2023, respectively.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended March 31, 2024 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Revenues:
Subscription	$2,523	$2,024	25%
Professional services and other	80	72	11%
Total revenues	$2,603	$2,096	24%
Percentage of revenues:
Subscription	97%	97%
Professional services and other	3%	3%
Total	100%	100%

Subscription revenues increased by $499 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $126 million and $95 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2024 and 2023, respectively.

We expect subscription revenues for the year ending December 31, 2024 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2023.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2024 are based on the 31-day average of foreign exchange rates for March 31, 2024.

Subscription revenues consist of the following:

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Digital workflow products	$2,231	$1,790	25%
ITOM products	292	234	25%
Total subscription revenues	$2,523	$2,024	25%

Our digital workflow products include most of our product offerings and are generally priced on a per user basis. Our remaining product offerings, primarily comprised of our IT Operations Management (“ITOM”) products, are predominantly priced on a subscription unit basis.

Professional services and other revenues increased by $8 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in services and trainings provided to new and existing customers.

We expect professional services and other revenues for the year ending December 31, 2024 to increase in absolute dollars and to remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Cost of revenues:
Subscription	$441	$354	25%
Professional services and other	79	84	(6%)
Total cost of revenues	$520	$438	19%
Gross profit (loss) percentage:
Subscription	83%	83%
Professional services and other	1%	(17%)
Total gross profit percentage	80%	79%
Gross profit	$2,083	$1,658

Cost of subscription revenues increased by $87 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs including stock-based compensation and overhead expenses increased by $59 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Expenses associated with software, maintenance, and other costs to support the expansion of our data center capacity increased by $22 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

Our subscription gross profit percentage was 83% for each of the three months ended March 31, 2024 and 2023. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Cost of professional services and other revenues decreased by $5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to decreased internal headcount resulting in a decrease in fixed personnel-related costs including stock-based compensation, partially offset by an increase in variable contracted third-party partner spend.

Our professional services and other gross profit percentage improved to 1% for the three months ended March 31, 2024 compared to a gross loss percentage of 17% for the three months ended March 31, 2023, primarily due to an increase in revenue and a decrease in fixed personnel-related costs including stock-based compensation, as we execute our strategy to shift a portion of professional services to variable spending with strategic partners. We expect our professional services and other gross profit percentage to improve for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Sales and marketing	$923	$823	12%
Percentage of revenues	35%	39%

Sales and marketing expenses increased by $100 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $61 million. Amortization expenses associated with deferred commissions increased $22 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $11 million compared to the prior year, primarily due to increased program costs and travel for our annual Sales Kickoff.

We expect sales and marketing expenses for the year ending December 31, 2024 to increase in absolute dollars and to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from increased sales productivity and marketing efficiencies.

Research and Development

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Research and development	$606	$492	23%
Percentage of revenues	23%	23%

Research and development (“R&D”) expenses increased by $114 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $98 million. The remaining increase was primarily due to an increase in data center capacity costs and depreciation of infrastructure hardware equipment that is used solely for R&D purposes of $7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

We expect R&D expenses for the year ending December 31, 2024 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
General and administrative	$222	$199	12%
Percentage of revenues	9%	9%

General and administrative (“G&A”) expenses increased by $23 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in non personnel-related costs and outside services of $15 million. The remaining increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation of $5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

We expect G&A expenses for the year ending December 31, 2024 to increase in absolute dollars but decrease slightly as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Cost of revenues:
Subscription	$58	$46	26%
Professional services and other	12	14	(14%)
Operating expenses:
Sales and marketing	134	126	6%
Research and development	159	135	18%
General and administrative	59	60	(2%)
Total stock-based compensation	$422	$381	11%
Percentage of revenues	16%	18%

Stock-based compensation increased by $41 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2024, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2024 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of revenue compared to the year ended December 31, 2023. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% and 36% of total revenues for the three months ended March 31, 2024 and 2023, respectively.

We primarily transact in certain foreign currencies for sales outside of the United States. The general weakening of the U.S. Dollar relative to certain major foreign currencies (primarily the Euro and British Pound Sterling) had an immaterial favorable impact on our revenues for the three months ended March 31, 2024.

In addition, because we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States, the general weakening of the U.S. Dollar relative to certain major foreign currencies had an immaterial unfavorable impact on our expenses for the three months ended March 31, 2024.

Interest Income

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Interest income	$101	$60	68%
Percentage of revenues	4%	3%

Interest income increased by $41 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by an increase in investment income from our managed portfolio resulting from higher portfolio balances and an increase in interest rates.

Other Expense, net

	Three Months Ended March 31,		% Change
	2024	2023
	(dollars in millions)
Interest expense	$(6)	$(6)	—%
Other	(2)	(10)	(80%)
Other expense, net	$(8)	$(16)	(50%)
Percentage of revenues	—%	(1%)

Other expense, net decreased by $8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower losses on equity investments.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net were immaterial for the three months ended March 31, 2024 and 2023.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2024	2023

	(dollars in millions)
Income before income taxes	$425	$188	126%
Provision for income taxes	$78	$38	105%
Effective tax rate	18%	20%

The income tax provision was $78 million for the three months ended March 31, 2024. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

Our income tax provision was $38 million for the three months ended March 31, 2023. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and the valuation allowance in the United States.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. As of March 31, 2024, we continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements that are integral to our business operations and data centers; and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2024. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $8.8 billion as of March 31, 2024.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses and services arrangements that are integral to our business operations and operating lease obligations. Operating lease obligations totaling $923 million are principally associated with leased facilities and have varying maturities with $501 million due over the next five years.

We may repurchase our shares of common stock in the open market, in privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock. During the quarter ended March 31, 2024, the Company repurchased 0.2 million shares of its common stock for $175 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of March 31, 2024, approximately $787 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

	Three Months Ended March 31,
	2024	2023

	(dollars in millions)
Net cash provided by operating activities	$1,341	$902
Net cash used in investing activities	$(918)	$(524)
Net cash (used in) provided by financing activities	$(259)	$5
Net increase in cash, cash equivalents and restricted cash	$160	$384

Operating Activities

Net cash provided by operating activities was $1,341 million for the three months ended March 31, 2024 compared to $902 million for the three months ended March 31, 2023. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $918 million compared to $524 million for the three months ended March 31, 2023. The net increase in cash used in investing activities was primarily due to a $194 million increase in business combinations, a $190 million increase in net purchases of investments and a $21 million increase in purchases of other intangible assets, partially offset by a $30 million decrease in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $259 million for the three months ended March 31, 2024 compared to net cash provided by financing activities of $5 million for the three months ended March 31, 2023. The increase in cash used in financing activities was due to repurchases of common stock of $175 million and a $103 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $14 million increase in proceeds from employee stock plans.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the cash flow hedging program initiated during the three months ended March 31, 2024 discussed below, there have been no other changes to our quantitative and qualitative disclosure set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

Foreign Currency Exchange Risk

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets, liabilities and forecasted foreign currency denominated revenues. These foreign currency forward contracts are intended to offset gains or losses related to remeasuring monetary assets and liabilities and to reduce foreign exchange impact on our forecasted revenues. Derivative contracts related to hedging of forecasted revenues are designated as cash flow hedges for accounting purposes. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings within our condensed consolidated statements of comprehensive income.

These foreign currency forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. While the contract or notional amount is often used to express the volume of foreign currency forward contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed our obligations to the counterparties. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into foreign currency forward contracts for trading or speculative purposes. Refer to Note 8 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of March 31, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information regarding legal proceedings, see Note 16 in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

The Company’s business, financial condition, results of operations and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, under the section “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, financial condition, results of operations and stock price can be materially and adversely affected. There have been no material changes to the Company’s risk factors since our Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases of the Company’s common stock for the three months ended March 31, 2024 were as follows:

Issuer Purchases of Equity Securities			Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in billions)
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share
January 1 - 31	29	$776.60	29	$0.94
February 1 - 29	196	776.63	196	0.79
March 1 - 31	—	—	—	0.79
First Quarter 2024	225	$776.62	225	$0.79

(1) On May 16, 2023, the Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, the following directors and Section 16 officers adopted or terminated trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c):
•Gina Mastantuono, our Chief Financial Officer, adopted a trading plan on February 27, 2024. The plan, which expires January 31, 2025, provides for the sale of (i) 3,028 shares of our common stock, and (ii) 8.59% of the (gross) shares resulting from the vesting of 6,662 additional (gross) shares of our common stock during the plan period.
•Jacqueline Canney, our Chief People Officer, adopted a trading plan on February 27, 2024. The plan, which expires May 23, 2025, provides for the sale of 100% of the (net) shares resulting from the vesting of 11,924 additional (gross) shares of our common stock during the plan period, subject to adjustment based on the achievement of performance conditions (net shares are net of tax withholding).
•Nick Tzitzon, our Chief Strategy and Corporate Affairs Officer, adopted a trading plan on February 29, 2024. The plan, which expires May 30, 2025, provides for the sale of (i) 2,000 shares of our common stock, and (ii) 100% of the (net) shares resulting from the vesting of 7,992 additional (gross) shares of our common stock during the plan period, subject to adjustment based on the achievement of performance conditions (net shares are net of tax withholding).
•Chris Bedi, our Chief Digital Information Officer, adopted a trading plan on February 29, 2024. The plan, which expires May 20, 2025, provides for the sale of (i) 4,000 shares of our common stock, (ii) 33.34% of the (net) shares resulting from the vesting of 8,766 additional (gross) shares of our common stock during the plan period and (iii) 66.68% of the (net) shares resulting from the vesting of 8,781 additional (gross) shares of our common stock during the plan period, subject to adjustment based on the achievement of performance conditions (net shares are net of tax withholding).
•Kevin McBride, our Chief Accounting Officer, adopted a trading plan on February 29, 2024. The plan, which expires February 14, 2025, provides for the sale of 400 shares of our common stock.
•Russell Elmer, our General Counsel, terminated his trading plan on February 20, 2024, effective immediately. The trading plan previously permitted the sale of 100% of the (net) shares resulting from the vesting of 11,944 additional (gross) shares of our common stock during the plan period (net shares are net of tax withholding).

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

SERVICENOW, INC.

Date: May 6, 2024	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2024	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)