Form 10-Q
period 2024-06-30
ServiceNow, Inc.
filed 2024-07-25
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, there were approximately 206 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,159	$1,897
Short-term investments	3,254	2,980
Accounts receivable, net	1,518	2,036
Current portion of deferred commissions	482	461
Prepaid expenses and other current assets	608	403
Total current assets	8,021	7,777
Deferred commissions, less current portion	928	919
Long-term investments	3,472	3,203
Property and equipment, net	1,606	1,358
Operating lease right-of-use assets	675	715
Intangible assets, net	220	224
Goodwill	1,239	1,231
Deferred tax assets	1,447	1,508
Other assets	599	452
Total assets	$18,207	$17,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296	$126
Accrued expenses and other current liabilities	1,163	1,365
Current portion of deferred revenue	5,615	5,785
Current portion of operating lease liabilities	98	89
Total current liabilities	7,172	7,365
Deferred revenue, less current portion	85	81
Operating lease liabilities, less current portion	669	707
Long-term debt, net	1,488	1,488
Other long-term liabilities	127	118
Total liabilities	9,541	9,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized: 10,000; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 600,000; shares issued: 206,967 and 205,619; shares outstanding: 205,857 and 204,724	—	—
Treasury stock, at cost (shares held: 1,110 and 895)	(704)	(535)
Additional paid-in capital	6,770	6,131
Accumulated other comprehensive loss	(78)	(37)
Retained earnings	2,678	2,069
Total stockholders’ equity	8,666	7,628
Total liabilities and stockholders’ equity	$18,207	$17,387

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription	$2,542	$2,075	$5,065	$4,099
Professional services and other	85	75	165	147
Total revenues	2,627	2,150	5,230	4,246
Cost of revenues(1):
Subscription	469	389	910	743
Professional services and other	83	82	162	166
Total cost of revenues	552	471	1,072	909
Gross profit	2,075	1,679	4,158	3,337
Operating expenses(1):
Sales and marketing	960	832	1,883	1,655
Research and development	643	521	1,249	1,013
General and administrative	232	209	454	408
Total operating expenses	1,835	1,562	3,586	3,076
Income from operations	240	117	572	261
Interest income	104	74	205	134
Other expense, net	(10)	(17)	(18)	(33)
Income before income taxes	334	174	759	362
Provision for (benefit from) income taxes	72	(870)	150	(832)
Net income	$262	$1,044	$609	$1,194
Net income per share - basic	$1.27	$5.12	$2.97	$5.86
Net income per share - diluted	$1.26	$5.08	$2.93	$5.83
Weighted-average shares used to compute net income per share - basic	205,644	204,021	205,376	203,705
Weighted-average shares used to compute net income per share - diluted	207,799	205,351	207,740	204,690
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(17)	$—	$(47)	$13
Unrealized loss on investments, net of tax	(3)	(21)	(16)	(2)
Unrealized gain on derivative instruments, net of tax	10	—	22	—
Other comprehensive (loss) income	(10)	(21)	(41)	11
Comprehensive income	$252	$1,023	$568	$1,205
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues:
Subscription	$62	$50	$120	$96
Professional services and other	12	15	24	29
Operating expenses:
Sales and marketing	141	120	275	246
Research and development	170	145	329	280
General and administrative	59	67	118	127
See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended June 30, 2024								Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at beginning of the period	206,497	$—	(1,115)	$(707)	$6,466	$2,416	$(68)	$8,107	203,740	$—	$5,182	$488	$(70)	$5,600
Common stock and Treasury stock issued under employee stock plans	470	—	5	3	(3)	—	—	—	527	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(137)	—	—	(137)	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	—	—	444	—	—	444	—	—	397	—	—	397
Other comprehensive loss, net of tax	—	—	—	—	—	—	(10)	(10)	—	—	—	—	(21)	(21)
Net income	—	—	—	—	—	262	—	262	—	—	—	1,044	—	1,044
Balance at end of the period	206,967	$—	(1,110)	$(704)	$6,770	$2,678	$(78)	$8,666	204,267	$—	$5,485	$1,532	$(91)	$6,926

	Six Months Ended June 30, 2024								Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at beginning of the period	205,619	$—	(895)	$(535)	$6,131	$2,069	$(37)	$7,628	202,882	$—	$4,796	$338	$(102)	$5,032
Common stock and Treasury Stock issued under employee stock plans	1,348	—	10	6	125	—	—	131	1,385	—	117	—	—	117
Common stock repurchased	—	—	(225)	(175)	—	—	—	(175)	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(352)	—	—	(352)	—	—	(206)	—	—	(206)
Stock-based compensation	—	—	—	—	866	—	—	866	—	—	778	—	—	778
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(41)	(41)	—	—	—	—	11	11
Net income	—	—	—	—	—	609	—	609	—	—	—	1,194	—	1,194
Balance at end of the period	206,967	$—	(1,110)	$(704)	$6,770	$2,678	$(78)	$8,666	204,267	$—	$5,485	$1,532	$(91)	$6,926

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$609	$1,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	262
Amortization of deferred commissions	263	218
Stock-based compensation	866	778
Deferred income taxes	52	(904)
Other	(25)	(2)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	499	635
Deferred commissions	(306)	(280)
Prepaid expenses and other assets	(252)	(136)
Accounts payable	172	(90)
Deferred revenue	(92)	(89)
Accrued expenses and other liabilities	(91)	(104)
Net cash provided by operating activities	$1,961	$1,482
Cash flows from investing activities:
Purchases of property and equipment	(397)	(297)
Business combinations, net of cash acquired	(41)	—
Purchases of other intangibles	(30)	—
Purchases of investments	(2,660)	(2,821)
Purchases of non-marketable investments	(88)	(46)
Sales and maturities of investments	2,113	1,953
Other	(2)	13
Net cash used in investing activities	$(1,105)	$(1,198)
Cash flows from financing activities:
Proceeds from employee stock plans	131	117
Repurchases of common stock	(175)	—
Taxes paid related to net share settlement of equity awards	(352)	(206)
Business combination	(184)	—
Net cash used in financing activities	$(580)	$(89)
Foreign currency effect on cash, cash equivalents and restricted cash	(13)	—
Net change in cash, cash equivalents and restricted cash	263	195
Cash, cash equivalents and restricted cash at beginning of period	1,904	1,475
Cash, cash equivalents and restricted cash at end of period	$2,167	$1,670
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,159	$1,663
Restricted cash included in prepaid expenses and other current assets	8	7
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,167	$1,670
Supplemental disclosures of other cash flow information:
Interest paid	$12	$12
Income taxes paid, net of refunds	112	63
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	70	38

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2023 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

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

In January 2024, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying amount of data center equipment included in property and equipment, net as of December 31, 2023, the effect of this change in estimate for the three and six months ended June 30, 2024, was a reduction in depreciation expense of $28 million and $57 million, respectively, and an increase in net income of $21 million and $44 million, or $0.11 and $0.22 per share basic and $0.10 and $0.21 per share diluted, respectively.

Significant Accounting Policies

We have incorporated two updates to our significant accounting policies during the six months ended June 30, 2024. The first is the change in useful life of our data center equipment discussed above and the second is related to our cash flow hedging program initiated during the quarter ended March 31, 2024 to hedge a portion of our forecasted foreign currency denominated revenues as discussed below. There were no other updates to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 17% of our accounts receivable balance as of June 30, 2024 and 10% of our total revenues for each of the three and six months ended June 30, 2024. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. There were no customers that individually exceeded 10% of our accounts receivable balance as of December 31, 2023 or our total revenues for each of the three and six months ended June 30, 2023. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2024, the Company identified an immaterial error in the condensed consolidated statements of cash flows for the period ended March 31, 2024 relating to a misclassification between investing cash outflows and financing cash outflows. The second installment payment for a business combination completed during the quarter ended September 30, 2023, totaling $184 million, was incorrectly classified as an investing cash outflow instead of a financing cash outflow. The Company determined that the error was not material to any previously issued financial statements and will revise such error in its Quarterly Report on Form 10-Q for the three months ending March 31, 2025.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$394	$—	$—	$394
Corporate notes and bonds	4,063	3	(15)	4,051
Certificates of deposit	70	—	—	70
U.S. government and agency securities	2,140	—	(11)	2,129
Mortgage-backed and asset-backed securities	101	—	(19)	82
Total available-for-sale debt securities	$6,768	$3	$(45)	$6,726

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$349	$—	$—	$349
Corporate notes and bonds	3,579	10	(13)	3,576
Certificates of deposit	94	—	—	94
U.S. government and agency securities	2,081	3	(6)	2,078
Mortgage-backed and asset-backed securities	102	—	(16)	86
Total available-for-sale debt securities	$6,205	$13	$(35)	$6,183

As of June 30, 2024, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

June 30, 2024
Due within 1 year	$3,254
Due in 1 year through 5 years	3,390
Instruments not due in single maturity	82
Total	$6,726

As of June 30, 2024 and December 31, 2023, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $5,287 million and $3,731 million, respectively, the majority of which has been in a continuous unrealized loss position for less than 12 months. As of June 30, 2024, unrealized losses of $32 million from available-for-sale debt securities are from securities in a continuous unrealized loss position greater than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of June 30, 2024.

Non-Marketable Equity Investments

As of June 30, 2024 and December 31, 2023, the total amount of non-marketable equity investments in privately held companies included in other assets on our condensed consolidated balance sheets was $346 million and $268 million, respectively. Our non-marketable equity investments are primarily accounted for using the measurement alternative, which measures the investments at cost, minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the three and six months ended June 30, 2024 and 2023 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of June 30, 2024 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,114	$—	$1,114
Commercial paper	—	127	127
Corporate notes and bonds	—	1	1
Deposits	333	—	333
U.S. government and agency securities	—	159	159
Marketable securities:
Commercial paper	—	394	394
Corporate notes and bonds	—	4,051	4,051
Certificates of deposit	—	70	70
U.S. government and agency securities	—	2,129	2,129
Mortgage-backed and asset-backed securities	—	82	82
Total	$1,447	$7,013	$8,460

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and are immaterial as of June 30, 2024 and December 31, 2023.

(5) Business Combinations

On July 17, 2023, we acquired all outstanding shares of G2K Group GmbH, an artificial intelligence powered platform, for $465 million in a cash transaction. The consideration was paid in two installments, with the first payment made in July 2023 and the second payment made in February 2024. The acquisition is intended to enhance our Now Platform with the acquired smart Internet of Things technology, enabling businesses to intelligently action digital and in-store data with enterprise-grade workflows.

The purchase price was allocated based on the estimated fair value of the developed technology intangible asset of $75 million (six-year estimated useful life), net tangible liabilities of $1 million, deferred tax liabilities of $23 million and goodwill of $414 million, which is not deductible for income tax purposes.

Goodwill is primarily attributed to the value expected from synergies resulting from the business combination. The fair values assigned to tangible and intangible assets acquired, liabilities assumed and income taxes payable and deferred taxes are based on management’s estimates and assumptions.

We have included the financial results of the business combination in the condensed consolidated financial statements from the date of acquisition, which were immaterial.

(6) Intangible Assets
Intangible assets, net consists of the following (in millions):

	June 30, 2024	December 31, 2023
Developed technology	$557	$516
Patents	73	72
Other	11	11
Intangible assets, gross	641	599
Less: accumulated amortization	(421)	(375)
Intangible assets, net	$220	$224

The weighted-average useful life of the acquired developed technology for the six months ended June 30, 2024 and 2023 was approximately five years. Amortization expense for intangible assets for the three months ended June 30, 2024 and 2023 was $24 million and $22 million, respectively, and for the six months ended June 30, 2024 and 2023 was $48 million and $42 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2024 (in millions):

Years Ending December 31,
Remainder of 2024	$44
2025	72
2026	42
2027	27
2028	23
Thereafter	12
Total future amortization expense	$220

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	June 30, 2024	December 31, 2023
Computer equipment	$2,449	$2,136
Computer software	104	96
Leasehold and other improvements	316	292
Furniture and fixtures	87	86
Construction in progress	24	33
Property and equipment, gross	2,980	2,643
Less: Accumulated depreciation	(1,374)	(1,285)
Property and equipment, net	$1,606	$1,358

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for each of the three months ended June 30, 2024 and 2023 was $88 million, and for the six months ended June 30, 2024 and 2023 was $168 million and $169 million, respectively.

(8) Derivative Contracts

Derivatives Designated as Hedging Instruments

We entered into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues during the three and six months ended June 30, 2024. These forward contracts are recorded at fair value and have maturities of up to 34 months. As of June 30, 2024, we had outstanding cash flow hedges with total notional values of $1.6 billion. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.

The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

June 30, 2024
Condensed Consolidated Balance Sheets Location	Fair Value
Prepaid expenses and other current assets	$19
Other assets	$9

As of June 30, 2024, we had net derivative gains on our forward contracts of $28 million in accumulated other comprehensive income (loss), of which approximately $19 million is expected to be recognized in subscription revenues within the next 12 months.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues totaled $5 million for the three and six months ended June 30, 2024. There was no ineffectiveness in the Company’s cash flow hedging program for the three and six months ended June 30, 2024.

Derivatives not Designated as Hedging Instruments

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other expense, net on the condensed consolidated statements of comprehensive income. As of June 30, 2024 and December 31, 2023, we had foreign currency forward contracts with total notional values of $2.2 billion and $1.7 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of June 30, 2024 and December 31, 2023. The gains (losses) recognized for these foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for each of the three and six months ended June 30, 2024 and 2023.

All of our foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

(9) Deferred Revenue and Performance Obligations

Revenues recognized from beginning period deferred revenue during the three months ended June 30, 2024 and 2023 were $2.4 billion and $1.9 billion, respectively, and $3.9 billion and $3.2 billion for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, the total non-cancellable RPO under our contracts with customers was $18.6 billion and we expect to recognize revenues on approximately 47% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

For each of the periods ended June 30, 2024 and December 31, 2023, the carrying value of our outstanding debt was $1,488 million, net of unamortized debt discount and issuance costs of $12 million.

We consider the fair value of the 2030 Notes at June 30, 2024 and December 31, 2023 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,219 million and $1,236 million at June 30, 2024 and December 31, 2023, respectively.

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

(11) Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2023	$—	$(39)	$2	$(37)
Other comprehensive income (loss) before reclassifications	27	(16)	(47)	(36)
Amounts reclassified from accumulated other comprehensive loss	(5)			(5)
Net current period other comprehensive income (loss)	22	(16)	(47)	(41)
Balance as of June 30, 2024	$22	$(55)	$(45)	$(78)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2022	$—	$(77)	$(25)	$(102)
Other comprehensive income (loss) before reclassifications	—	(2)	13	11
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	—	(2)	13	11
Balance as of June 30, 2023	$—	$(79)	$(12)	$(91)

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of June 30, 2024. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2024, we had 205.9 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

June 30, 2024
Stock plans:
Options outstanding	1,144
RSUs(1)	7,024
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	9,569
Amended and Restated 2012 Employee Stock Purchase Plan(2)	8,246
Total shares of common stock reserved for future issuance	25,983
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 13.
(2)Refer to Note 13 for a description of these plans.

We issued a total of 1.4 million shares for each of the six months ended June 30, 2024 and 2023 from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

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

During the six months ended June 30, 2024, the Company repurchased 0.2 million shares of its common stock for $175 million. There were no share repurchases during the three months ended June 30, 2024. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of June 30, 2024, approximately $787 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

Stock Options

A summary of stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2023	1,150	$603.30
Exercised	(6)	$80.09		$3
Outstanding at June 30, 2024	1,144	$605.75	7.0	$207
Vested and expected to vest as of June 30, 2024	999	$595.23	6.9	$191
Vested and exercisable as of June 30, 2024	297	$418.38	5.9	$109

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

The total fair value of stock options vested during the six months ended June 30, 2024 was $40 million. No stock options were granted during the six months ended June 30, 2024.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met but no earlier than two years from date of grant. The performance and market conditions must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. As of June 30, 2024, the first tranche was vested based on the achievement of both the performance and market conditions.

The fair value of the 2021 Performance Awards and the corresponding derived service periods were estimated using the Monte Carlo simulation. Stock-based compensation expense is recognized on a graded vesting basis over the requisite service period for each respective tranche, but not shorter than the two-year minimum service period, and includes an assessment of when it is probable the performance condition will be achieved, which involves a subjective assessment of our future financial projections.

As of June 30, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $15 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2024 was approximately one year.

RSUs

A summary of RSU activity for the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2023	6,262	$506.77
Granted	2,605	$773.60
Vested	(1,557)	$523.45
Forfeited	(286)	$538.14
Outstanding at June 30, 2024	7,024	$600.75
Expected to vest as of June 30, 2024	6,185

RSUs outstanding as of June 30, 2024 were comprised of 6.5 million RSUs with only service conditions and 0.5 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $1.2 billion for the six months ended June 30, 2024. As of June 30, 2024, the aggregate intrinsic value of RSUs outstanding was $5.5 billion and RSUs expected to vest was $4.9 billion.

PRSUs have service, performance and market vesting criteria. The ultimate number of shares eligible to vest range from 0% to 200%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index. The eligible shares subject to PRSUs granted during the six months ended June 30, 2024 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $79 million and $70 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $3.3 billion, and the weighted-average remaining vesting period was approximately three years.

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$262	$1,044	$609	$1,194
Denominator:
Weighted-average shares outstanding - basic	205,644	204,021	205,376	203,705
Weighted-average effect of potentially dilutive securities:
Common stock options	137	119	140	115
RSUs	2,018	1,197	2,211	870
ESPP obligations	—	14	13	—
Weighted-average shares outstanding - diluted	207,799	205,351	207,740	204,690
Net income per share - basic	$1.27	$5.12	$2.97	$5.86
Net income per share - diluted	$1.26	$5.08	$2.93	$5.83
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	2,878	3,446	2,906	3,890

(15)  Provision for (Benefit from) Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $72 million and $150 million for the three and six months ended June 30, 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

The income tax benefit was $870 million and $832 million for the three and six months ended June 30, 2023, respectively. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We released $965 million of our valuation allowance during the three months ended June 30, 2023. As of June 30, 2024, we continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2024, our tax years 2004 to 2023 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $32 million and $65 million for the three and six months ended June 30, 2024, respectively, and $32 million and $63 million for the three and six months ended June 30, 2023, respectively.

For the six months ended June 30, 2024 and 2023, total cash paid for amounts included in the measurement of operating lease liabilities was $41 million and $40 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $14 million and $24 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the weighted-average remaining lease term is approximately nine years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of June 30, 2024 are presented in the table below (in millions):

Remainder of 2024	$57
2025	130
2026	106
2027	91
2028	86
Thereafter	421
Total operating lease payments	891
Less: imputed interest	(124)
Present value of operating lease liabilities	$767

In addition to the amounts above, as of June 30, 2024, we have operating leases, primarily for offices, that have not yet commenced with undiscounted cash flows of $54 million. These operating leases are expected to commence between 2024 and 2025 with lease terms of four to ten years.

Other Commitments

Other contractual commitments primarily consist of data center and IT operations and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the six months ended June 30, 2024 that were outside the ordinary course of business. We have entered into various non-cancellable agreements with cloud service providers, under which we have committed to spend an aggregate of $805 million through 2029 on cloud services.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our 2030 Notes.

Further, $56 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2024.

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

Other

As previously referenced in the Company’s Form 10-Q for the quarter ended March 31, 2024, through its internal processes, the Company received a complaint that raised potential compliance issues related to one of its government contracts. The Company initiated an internal investigation, with the assistance of outside legal counsel, into the validity of these claims that concern the hiring of the Chief Information Officer of the U.S. Army as the Company’s Head of Global Public Sector in March 2023. As a result of the investigation, the Company’s Board of Directors determined that the Company’s President and Chief Operating Officer and the hired individual violated Company policy regarding a possible conflict relating to such individual’s hiring. On July 24, 2024, the Company and its President and Chief Operating Officer came to a mutual agreement that he would resign from all positions with the Company, effective immediately. The other individual also has departed the Company. The Company has informed the Department of Justice, the Department of Defense Office of Inspector General and the Army Suspension and Debarment Office of the investigation and is continuing to cooperate with the Department of Justice, which has commenced its own investigation into these matters. The Company cannot predict the timing, outcome or possible impact of the investigation.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America(1)	$1,665	$1,369	$3,302	$2,713
EMEA(2)	661	547	1,337	1,079
Asia Pacific and other	301	234	591	454
Total revenues	$2,627	$2,150	$5,230	$4,246

Property and equipment, net by geographic area were as follows (in millions):

	June 30, 2024	December 31, 2023
North America(3)	$1,025	$871
EMEA(2)	390	312
Asia Pacific and other	191	175
Total property and equipment, net	$1,606	$1,358

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and six months ended June 30, 2024 and 2023.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were 76% and 79% of property and equipment, net attributable to North America as of June 30, 2024 and December 31, 2023, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Digital workflow products	$2,248	$1,836	$4,479	$3,626
ITOM products	294	239	586	473
Total subscription revenues	$2,542	$2,075	$5,065	$4,099

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

We are closely monitoring the Russian invasion of Ukraine and the current armed conflict in Israel and the Gaza Strip. While these events are still evolving and the outcomes remain highly uncertain, we do not believe these conflicts will have a material impact on our business and results of operations. However, if the conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in these regions represented an immaterial portion of our net assets as of June 30, 2024 and December 31, 2023, and of our total consolidated revenues for each of the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, our RPO was $18.6 billion, of which 47% represented cRPO. RPO and cRPO increased by 31% and 22%, respectively, compared to June 30, 2023. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 1,988 and 1,724 customers with ACV greater than $1 million as of June 30, 2024 and 2023, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Six Months Ended June 30,		% Change
	2024	2023

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,961	$1,482	32%
Purchases of property and equipment	(397)	(297)	34%
Business combination and other related costs	20	3	NM
Free cash flow	$1,584	$1,188	33%
NM - Not meaningful

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% and 99% for the three months ended June 30, 2024 and 2023, respectively, and 98% for each of the six months ended June 30, 2024 and 2023. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 79% and 78% of our total revenues for the three and six months ended June 30, 2024, respectively, and 79% of our total revenues for each of the three and six months ended June 30, 2023. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 21% and 18% for the three and six months ended June 30, 2024, respectively, and 9% and 10% for the three and six months ended June 30, 2023, respectively.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three and six months ended June 30, 2024 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$2,542	$2,075	23%	$5,065	$4,099	24%
Professional services and other	85	75	13%	165	147	12%
Total revenues	$2,627	$2,150	22%	$5,230	$4,246	23%
Percentage of revenues:
Subscription	97%	97%		97%	97%
Professional services and other	3%	3%		3%	3%
Total	100%	100%		100%	100%

Subscription revenues increased by $467 million and $966 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $68 million and $48 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended June 30, 2024 and 2023, respectively, and $194 million and $143 million during the six months ended June 30, 2024 and 2023, respectively.

We expect subscription revenues for the year ending December 31, 2024 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2023.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2024 are based on the 30-day average of foreign exchange rates for June 30, 2024.

Subscription revenues consist of the following:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Digital workflow products	$2,248	$1,836	22%	$4,479	$3,626	24%
ITOM products	294	239	23%	586	473	24%
Total subscription revenues	$2,542	$2,075	23%	$5,065	$4,099	24%

Our digital workflow products include most of our product offerings and are generally priced on a per user basis. Our remaining product offerings, primarily comprised of our IT Operations Management (“ITOM”) products, are predominantly priced on a subscription unit basis.

Professional services and other revenues increased by $10 million and $18 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to an increase in services and trainings provided to new and existing customers.

We expect professional services and other revenues for the year ending December 31, 2024 to increase in absolute dollars and to remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$469	$389	21%	$910	$743	22%
Professional services and other	83	82	1%	162	166	(2%)
Total cost of revenues	$552	$471	17%	$1,072	$909	18%
Gross profit (loss) percentage:
Subscription	82%	81%		82%	82%
Professional services and other	2%	(9%)		2%	(13%)
Total gross profit percentage	79%	78%		80%	79%
Gross profit	$2,075	$1,679		$4,158	$3,337

Cost of subscription revenues increased by $80 million and $167 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses, increased by $56 million and $115 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. Expenses associated with software, maintenance, and other costs to support the expansion of our data center capacity increased by $21 million and $43 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023.

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

Our subscription gross profit percentage was 82% for each of the three and six months ended June 30, 2024 and 81% and 82% for the three and six months ended June 30, 2023, respectively. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Cost of professional services and other revenues increased by $1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Cost of professional services and other revenues decreased by $4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decreased internal headcount resulting in a decrease in fixed personnel-related costs including stock-based compensation, partially offset by an increase in variable spending with strategic third-party partners.

Our professional services and other gross profit percentage improved to 2% for each of the three and six months ended June 30, 2024 compared to a gross loss percentage of 9% and 13% for the three and six months ended June 30, 2023, respectively, primarily due to an increase in revenue and a decrease in fixed personnel-related costs including stock-based compensation, as we execute our strategy to shift a portion of professional services to variable spending with strategic third-party partners. We expect our professional services and other gross profit percentage to improve for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Sales and marketing	$960	$832	15%	$1,883	$1,655	14%
Percentage of revenues	37%	39%		36%	39%

Sales and marketing expenses increased by $128 million and $228 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $80 million and $141 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. Amortization expenses associated with deferred commissions increased $20 million and $42 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $19 million and $30 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to increased program costs and travel for our annual Sales Kickoff and Knowledge user conference.

We expect sales and marketing expenses for the year ending December 31, 2024 to increase in absolute dollars and to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from increased sales productivity and marketing efficiencies.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Research and development	$643	$521	23%	$1,249	$1,013	23%
Percentage of revenues	24%	24%		24%	24%

Research and development (“R&D”) expenses increased by $122 million and $236 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $100 million and $198 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. Outside services increased $15 million and $21 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The remaining increase was primarily due to expenses associated with software, maintenance and other costs to support the expansion of our data center capacity of $7 million and $16 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023.

We expect R&D expenses for the year ending December 31, 2024 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
General and administrative	$232	$209	11%	$454	$408	11%
Percentage of revenues	9%	10%		9%	10%

General and administrative (“G&A”) expenses increased by $23 million and $46 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to an increase in non personnel-related costs and outside services of $18 million and $33 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The remaining increase was primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation of $3 million and $8 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023.

We expect G&A expenses for the year ending December 31, 2024 to increase in absolute dollars but decrease slightly as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$62	$50	24%	$120	$96	25%
Professional services and other	12	15	(20%)	24	29	(17%)
Operating expenses:
Sales and marketing	141	120	18%	275	246	12%
Research and development	170	145	17%	329	280	18%
General and administrative	59	67	(12%)	118	127	(7%)
Total stock-based compensation	$444	$397	12%	$866	$778	11%
Percentage of revenues	17%	18%		17%	18%

Stock-based compensation increased by $47 million and $88 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2024, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2024 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of revenue compared to the year ended December 31, 2023. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% of total revenues for each of the three and six months ended June 30, 2024, and 36% for each of the three and six months ended June 30, 2023.

We primarily transact in certain foreign currencies for sales outside of the United States. The general strengthening of the U.S. Dollar relative to certain major foreign currencies had an immaterial unfavorable impact on our revenues for the three and six months ended June 30, 2024.

In addition, because we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States, the general strengthening of the U.S. Dollar relative to certain major foreign currencies had an immaterial favorable impact on our expenses for the three and six months ended June 30, 2024.

Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Interest income	$104	$74	41%	$205	$134	53%
Percentage of revenues	4%	3%		4%	3%

Interest income increased by $30 million and $71 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily driven by an increase in investment income from our managed portfolio resulting from higher portfolio balances and an increase in interest rates.

Other Expense, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(dollars in millions)			(dollars in millions)
Interest expense	$(6)	$(6)	—%	$(12)	$(12)	—%
Other	(4)	(11)	(64%)	(6)	(21)	(71%)
Other expense, net	$(10)	$(17)	(41%)	$(18)	$(33)	(45%)
Percentage of revenues	—%	(1%)		—%	(1)%

Other expense, net decreased by $7 million and $15 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023 primarily due to gains on equity investments.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net were immaterial for the three and six months ended June 30, 2024 and 2023.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Income before income taxes	$334	$174	92%	$759	$362	110%
Provision for (benefit from) income taxes	$72	$(870)	NM	$150	$(832)	NM
Effective tax rate	22%	(500%)		20%	(230%)
NM - Not meaningful

The income tax provision was $72 million and $150 million for the three and six months ended June 30, 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

The income tax benefit was $870 million and $832 million for the three and six months ended June 30, 2023, respectively. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We released $965 million of our valuation allowance during the three months ended June 30, 2023. As of June 30, 2024, we continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect R&D tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2024. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $8.9 billion as of June 30, 2024.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses and services arrangements that are integral to our business operations and operating lease obligations. Operating lease obligations totaling $891 million are principally associated with leased facilities and have varying maturities with $511 million due over the next five years.

We may repurchase our shares of common stock in the open market, in privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock. During the six months ended June 30, 2024, the Company repurchased 0.2 million shares of its common stock for $175 million. There were no share repurchases during the three months ended June 30, 2024. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of June 30, 2024, approximately $787 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

	Six Months Ended June 30,
	2024	2023

	(dollars in millions)
Net cash provided by operating activities	$1,961	$1,482
Net cash used in investing activities	$(1,105)	$(1,198)
Net cash used in financing activities	$(580)	$(89)
Net increase in cash, cash equivalents and restricted cash	$263	$195

Operating Activities

Net cash provided by operating activities was $1,961 million for the six months ended June 30, 2024 compared to $1,482 million for the six months ended June 30, 2023. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities was $1,105 million for the six months ended June 30, 2024 compared to $1,198 million for the six months ended June 30, 2023. The net decrease in cash used in investing activities was primarily due to a $321 million decrease in net purchases of investments, partially offset by a $100 million increase in purchases of property and equipment, a $42 million increase in purchases of non-marketable investments, a $41 million increase in business combinations and a $30 million increase in purchases of other intangible assets.

Financing Activities

Net cash used in financing activities was $580 million for the six months ended June 30, 2024 compared to $89 million for the six months ended June 30, 2023. The increase in cash used in financing activities was due to a $184 million increase in business combination related to the second installment payment in the acquisition of G2K Group GmbH, repurchases of common stock of $175 million and a $146 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $14 million increase in proceeds from employee stock plans.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the cash flow hedging program initiated during the three months ended March 31, 2024 discussed below, there have been no other changes to our quantitative and qualitative disclosures set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of June 30, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves risks. In addition to the risk factor below and information set forth in this Form 10-Q, you should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially and adversely affect our business, financial condition or results of operations. Our business could be harmed by any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial. Our stock price could decline due to any of these risks.

Actual or perceived cybersecurity events experienced by us or our third-party service providers may create the perception that our platform is not secure, and we may lose customers or incur significant liabilities, which would harm our business, financial condition and operating results.

In the ordinary course of our business, we store, transmit, generate, and process our and our customers’ confidential, proprietary and sensitive data. As our business expands across the globe, the number of employees, contractors, vendors and other third parties remotely accessing our systems continues to grow. Our growing business operations increase our exposure to cyberattacks by a range of actors, who have used and will continue to use assorted tactics, techniques, and procedures, including malicious code, ransomware, social engineering, business email compromises, supply chain attacks, denial of service attacks and similar internet-enabled, fraudulent activity, and the frequency of those attacks have become more common. Further, during times of war and other major conflicts, we and our third-party providers may be vulnerable to a heightened risk of geopolitically motivated attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain and ability to provide our services.

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

We have identified vulnerabilities in our products and services in the past and expect to continue to do so in the future. We cannot be certain that we will be able to identify all vulnerabilities or address the vulnerabilities of which we become aware. There have been delays and may continue to be delays in developing patches that can be effectively deployed to address vulnerabilities. Further, security researchers and other individuals, have, in the past, actively searched for, published and/or exploited actual and potential vulnerabilities in our products or services and will likely continue to do so in the future. Also, certain persons, including researchers, have in the past not abided by, and may in the future not abide by, our responsible disclosure program, which has and could in the future result in the compromise of our systems or our or our customers’ data. Moreover, the incorporation of third-party or open-source software code into our or our customers’ systems increases the risk of exploitation of vulnerabilities, such as the vulnerability in the Java logging library known as “log4j” that affected our industry. We also have inherited and may in the future inherit additional security risks from acquiring or partnering with other companies.

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

Our data security system and data governance framework designed to protect our and our customers’ information and prevent data loss may not be effective at preventing material breaches caused by intentional or unintentional actions or inactions by employees, contractors or third parties. Techniques used to sabotage or to obtain unauthorized access to systems are constantly evolving and may go undetected until a successful attack occurs. Moreover, we have experienced security incidents, which may reoccur in the future, that resulted in unauthorized access to, loss, or inadvertent disclosure of confidential, proprietary and sensitive information. We have observed attempts by third parties to induce or deceive our employees, contractors or users to fraudulently obtain access to our or our customers’ data or assets. In addition, our employees have fallen victim to phishing attacks in the past and may again in the future. Further, despite our security measures, employees, contractors and other individuals have gained, and in the future may gain, access to our systems under false pretenses to search for and exploit actual or potential vulnerabilities in our products or services or inflict other harms, such as deploying malware or stealing data.

An actual or perceived security breach or compromise can have a material effect on ServiceNow’s operations, finances and reputation. The adverse consequences can include accidental or unlawful destruction, loss, alteration, unauthorized disclosure of or access to data; disruptions to our services; diversion of funds; litigation; indemnification and other contractual obligations; regulatory investigations; government fines and penalties; reputational damage; negative publicity; business and operational interruptions; loss of sales, customers, and partners; mitigation and remediation expenses; and other material costs and liabilities. In addition, the assessment and response to security incidents, as well as implementation of appropriate safeguards to protect against future incidents, can lead to material economic and operational consequences. These consequences can result regardless of whether the incident is suffered by us, affects our third-party service providers or stems from customers’ action or inaction. Moreover, even if a breach is unrelated to our security programs or practices, it could still cause us reputational harm and require us to undertake significant efforts to assess and respond to the breach, including further protecting our customers from their own vulnerabilities. There can be no assurance that any limitations of liability provisions in our subscription agreements, terms of use or other agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, while we maintain insurance coverage, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential losses from a security incident or that an insurer will not deny coverage as to any future claim.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2023, the Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock, of which $787 million remained available for repurchase as of June 30, 2024. There were no share repurchases under our share repurchase program during the three months ended June 30, 2024.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021

10.1*	Extension of Temporary Relocation Agreement, dated April 1, 2024, by and between the registrant and Chirantan J. Desai					X

10.2*	International Secondment Agreement dated April 2, 2024, by and between the Registrant and Paul Smith					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

SERVICENOW, INC.

Date: July 24, 2024	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2024	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: July 24, 2024	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)