Form 10-Q
period 2024-09-30
ServiceNow, Inc.
filed 2024-10-24
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2024, there were approximately 206 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,885	$1,897
Short-term investments	3,410	2,980
Accounts receivable, net	1,308	2,036
Current portion of deferred commissions	502	461
Prepaid expenses and other current assets	591	403
Total current assets	7,696	7,777
Deferred commissions, less current portion	946	919
Long-term investments	3,829	3,203
Property and equipment, net	1,718	1,358
Operating lease right-of-use assets	661	715
Intangible assets, net	214	224
Goodwill	1,291	1,231
Deferred tax assets	1,444	1,508
Other assets	635	452
Total assets	$18,434	$17,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165	$126
Accrued expenses and other current liabilities	1,058	1,365
Current portion of deferred revenue	5,457	5,785
Current portion of operating lease liabilities	106	89
Total current liabilities	6,786	7,365
Deferred revenue, less current portion	77	81
Operating lease liabilities, less current portion	650	707
Long-term debt, net	1,489	1,488
Other long-term liabilities	142	118
Total liabilities	9,144	9,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized: 10,000; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 600,000; shares issued: 207,693 and 205,619; shares outstanding: 206,317 and 204,724	—	—
Treasury stock, at cost (shares held: 1,376 and 895)	(926)	(535)
Additional paid-in capital	7,126	6,131
Accumulated other comprehensive loss	(20)	(37)
Retained earnings	3,110	2,069
Total stockholders’ equity	9,290	7,628
Total liabilities and stockholders’ equity	$18,434	$17,387

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription	$2,715	$2,216	$7,780	$6,315
Professional services and other	82	72	247	219
Total revenues	2,797	2,288	8,027	6,534
Cost of revenues(1):
Subscription	496	420	1,406	1,163
Professional services and other	88	76	250	242
Total cost of revenues	584	496	1,656	1,405
Gross profit	2,213	1,792	6,371	5,129
Operating expenses(1):
Sales and marketing	944	799	2,827	2,454
Research and development	626	549	1,875	1,562
General and administrative	225	213	679	621
Total operating expenses	1,795	1,561	5,381	4,637
Income from operations	418	231	990	492
Interest income	108	82	313	216
Other expense, net	(10)	(14)	(28)	(47)
Income before income taxes	516	299	1,275	661
Provision for (benefit from) income taxes	84	57	234	(775)
Net income	$432	$242	$1,041	$1,436
Net income per share - basic	$2.09	$1.18	$5.06	$7.04
Net income per share - diluted	$2.07	$1.17	$5.00	$7.00
Weighted-average shares used to compute net income per share - basic	206,158	204,464	205,639	203,961
Weighted-average shares used to compute net income per share - diluted	208,552	206,277	208,004	205,194
Other comprehensive income (loss):
Foreign currency translation adjustments	$50	$(64)	$3	$(51)
Unrealized gain (loss) on investments, net of tax	60	(2)	44	(4)
Unrealized loss on derivative instruments, net of tax	(52)	—	(30)	—
Other comprehensive income (loss)	58	(66)	17	(55)
Comprehensive income	$490	$176	$1,058	$1,381
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues:
Subscription	$64	$52	$184	$148
Professional services and other	11	11	35	40
Operating expenses:
Sales and marketing	144	132	419	378
Research and development	150	150	479	430
General and administrative	57	68	175	195

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended September 30, 2024								Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	206,967	$—	(1,110)	$(704)	$6,770	$2,678	$(78)	$8,666	204,267	$—	—	$—	$5,485	$1,532	$(91)	$6,926
Common stock and Treasury stock issued under employee stock plans	726	—	6	3	103	—	—	106	788	—	—	—	76	—	—	76
Common stock repurchased	—	—	(272)	(225)	—	—	—	(225)	—	—	(500)	(282)	—	—	—	(282)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(173)	—	—	(173)	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	426	—	—	426	—	—	—	—	413	—	—	413
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	58	58	—	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	—	432	—	432	—	—	—	—	—	242	—	242
Balance at end of the period	207,693	$—	(1,376)	$(926)	$7,126	$3,110	$(20)	$9,290	205,055	$—	(500)	$(282)	$5,847	$1,774	$(157)	$7,182

	Nine Months Ended September 30, 2024								Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	205,619	$—	(895)	$(535)	$6,131	$2,069	$(37)	$7,628	202,882	$—	—	$—	$4,796	$338	$(102)	$5,032
Common stock and Treasury stock issued under employee stock plans	2,074	—	16	9	228	—	—	237	2,173	—	—	—	193	—	—	193
Common stock repurchased	—	—	(497)	(400)	—	—	—	(400)	—	—	(500)	(282)	—	—	—	(282)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(525)	—	—	(525)	—	—	—	—	(333)	—	—	(333)
Stock-based compensation	—	—	—	—	1,292	—	—	1,292	—	—	—	—	1,191	—	—	1,191
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	17	17	—	—	—	—	—	—	(55)	(55)
Net income	—	—	—	—	—	1,041	—	1,041	—	—	—	—	—	1,436	—	1,436
Balance at end of the period	207,693	$—	(1,376)	$(926)	$7,126	$3,110	$(20)	$9,290	205,055	$—	(500)	$(282)	$5,847	$1,774	$(157)	$7,182

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,041	$1,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410	408
Amortization of deferred commissions	403	333
Stock-based compensation	1,292	1,191
Deferred income taxes	47	(874)
Other	(31)	(13)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	727	552
Deferred commissions	(461)	(453)
Prepaid expenses and other assets	(267)	(183)
Accounts payable	42	(188)
Deferred revenue	(355)	(217)
Accrued expenses and other liabilities	(216)	(199)
Net cash provided by operating activities	$2,632	$1,793
Cash flows from investing activities:
Purchases of property and equipment	(599)	(433)
Business combinations, net of cash acquired	(82)	(279)
Purchases of other intangibles	(30)	(3)
Purchases of investments	(3,952)	(3,805)
Purchases of non-marketable investments	(149)	(56)
Sales and maturities of investments	3,024	2,868
Other	25	(15)
Net cash used in investing activities	$(1,763)	$(1,723)
Cash flows from financing activities:
Proceeds from employee stock plans	237	193
Repurchases of common stock	(400)	(282)
Taxes paid related to net share settlement of equity awards	(525)	(333)
Business combination	(184)	—
Net cash used in financing activities	$(872)	$(422)
Foreign currency effect on cash, cash equivalents and restricted cash	(8)	(4)
Net change in cash, cash equivalents and restricted cash	(11)	(356)
Cash, cash equivalents and restricted cash at beginning of period	1,904	1,475
Cash, cash equivalents and restricted cash at end of period	$1,893	$1,119
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$1,885	$1,112
Restricted cash included in prepaid expenses and other current assets	8	7
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,893	$1,119
Supplemental disclosures of other cash flow information:
Interest paid	$23	$23
Income taxes paid, net of refunds	183	103
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	49	63

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2023 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

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

In January 2024, we completed an assessment of the useful life of our data center equipment and determined we should increase the estimated useful life of data center equipment from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying amount of data center equipment included in property and equipment, net as of December 31, 2023, the effect of this change in estimate for the three and nine months ended September 30, 2024, was a reduction in depreciation expense of $24 million and $81 million, respectively, and an increase in net income of $21 million and $65 million, or $0.10 and $0.31 per share basic and $0.10 and $0.31 per share diluted, respectively.

Significant Accounting Policies

We have incorporated two updates to our significant accounting policies during the nine months ended September 30, 2024. The first is the change in useful life of our data center equipment discussed above and the second is related to our cash flow hedging program initiated during the quarter ended March 31, 2024 to hedge a portion of our forecasted foreign currency denominated revenues as discussed below. There were no other updates to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 27% of our accounts receivable balance as of September 30, 2024 and 11% of our total revenues for each of the three and nine months ended September 30, 2024. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. There were no customers that individually exceeded 10% of our accounts receivable balance as of December 31, 2023 or our total revenues for each of the three and nine months ended September 30, 2023. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$297	$1	$—	$298
Corporate notes and bonds	4,566	41	(1)	4,606
Certificates of deposit	42	—	—	42
U.S. government and agency securities	2,196	9	(1)	2,204
Mortgage-backed and asset-backed securities	103	—	(14)	89
Total available-for-sale debt securities	$7,204	$51	$(16)	$7,239

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$349	$—	$—	$349
Corporate notes and bonds	3,579	10	(13)	3,576
Certificates of deposit	94	—	—	94
U.S. government and agency securities	2,081	3	(6)	2,078
Mortgage-backed and asset-backed securities	102	—	(16)	86
Total available-for-sale debt securities	$6,205	$13	$(35)	$6,183

As of September 30, 2024, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

September 30, 2024
Due within 1 year	$3,410
Due in 1 year through 5 years	3,740
Instruments not due in single maturity	89
Total	$7,239

As of September 30, 2024, unrealized losses of $16 million from available-for-sale debt securities are from securities in a continuous unrealized loss position greater than 12 months. As of September 30, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $1,419 million, the majority of which has been in a continuous unrealized loss position for greater than 12 months. As of December 31, 2023, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $3,731 million.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of September 30, 2024.

Non-Marketable Equity Investments

As of September 30, 2024 and December 31, 2023, the total amount of non-marketable equity investments in privately held companies included in other assets on our condensed consolidated balance sheets was $396 million and $268 million, respectively. Our non-marketable equity investments are primarily accounted for using the measurement alternative, which measures the investments at cost, minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the three and nine months ended September 30, 2024 and 2023 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2024 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,162	$—	$1,162
Commercial paper	—	44	44
Deposits	238	—	238
U.S. government and agency securities	—	4	4
Marketable securities:
Commercial paper	—	298	298
Corporate notes and bonds	—	4,606	4,606
Certificates of deposit	—	42	42
U.S. government and agency securities	—	2,204	2,204
Mortgage-backed and asset-backed securities	—	89	89
Total	$1,400	$7,287	$8,687

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our non-marketable equity investments are not included in the table above and are discussed in Note 3. See Note 8 for the fair value measurement of our derivative contracts and Note 10 for the fair value measurement of our long-term debt, which are also not included in the table above. Our marketable equity investments are classified within Level 1 and were immaterial as of September 30, 2024 and December 31, 2023.

(5) Business Combinations

During the nine months ended September 30, 2024, we completed certain acquisitions for total purchase consideration of $81 million primarily to enhance our products with the acquired technology and engineering workforce. The acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate.

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

We have included the financial results of these business combinations in the condensed consolidated financial statements from the date of acquisition, which were immaterial.

(6) Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill were as follows (in millions):

Carrying Amount
Balance as of December 31, 2023	$1,231
Goodwill acquired	58
Foreign currency translation adjustments	2
Balance as of September 30, 2024	$1,291

Intangible assets, net consists of the following (in millions):

	September 30, 2024	December 31, 2023
Developed technology	$575	$516
Patents	73	72
Other	11	11
Intangible assets, gross	659	599
Less: accumulated amortization	(445)	(375)
Intangible assets, net	$214	$224

The weighted-average useful life of the acquired developed technology for the nine months ended September 30, 2024 and 2023 was approximately five years. Amortization expense for intangible assets for the three months ended September 30, 2024 and 2023 was $23 million and $21 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $71 million and $63 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2024 (in millions):

Years Ending December 31,
Remainder of 2024	$22
2025	76
2026	45
2027	31
2028	26
Thereafter	14
Total future amortization expense	$214

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2024	December 31, 2023
Computer equipment	$2,642	$2,136
Computer software	107	96
Leasehold and other improvements	316	292
Furniture and fixtures	88	86
Construction in progress	43	33
Property and equipment, gross	3,196	2,643
Less: Accumulated depreciation	(1,478)	(1,285)
Property and equipment, net	$1,718	$1,358

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended September 30, 2024 and 2023 was $96 million and $98 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $264 million and $267 million, respectively.

(8) Derivative Contracts

Derivatives Designated as Hedging Instruments

We entered into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues during the three and nine months ended September 30, 2024. These forward contracts are recorded at fair value and have maturities of up to 34 months. As of September 30, 2024, we had outstanding cash flow hedges with total notional values of $1.6 billion. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.

The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

Condensed Consolidated Balance Sheets Location	September 30, 2024
Accrued expenses and other current liabilities	$25
Other long-term liabilities	$10

As of September 30, 2024, approximately $25 million of the pre-tax derivative loss from accumulated other comprehensive income (loss) is expected to be recognized in subscription revenues within the next 12 months.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues were a loss of $2 million for the three months ended September 30, 2024 and a gain of $3 million for the nine months ended September 30, 2024. There was no ineffectiveness in the Company’s cash flow hedging program for each of the three and nine months ended September 30, 2024.

Derivatives not Designated as Hedging Instruments

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other expense, net on the condensed consolidated statements of comprehensive income. As of September 30, 2024 and December 31, 2023, we had foreign currency forward contracts with total notional values of $2.3 billion and $1.7 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of September 30, 2024 and December 31, 2023. The gains (losses) recognized for these foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for each of the three and nine months ended September 30, 2024 and 2023.

All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

(9) Deferred Revenue and Performance Obligations

Revenues recognized from beginning period deferred revenue during the three months ended September 30, 2024 and 2023 were $2.5 billion and $2.0 billion, respectively, and $5.1 billion and $4.1 billion for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, the total non-cancellable RPO under our contracts with customers was $19.5 billion and we expect to recognize revenues on approximately 48% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

For the periods ended September 30, 2024 and December 31, 2023, the carrying value of our outstanding debt was $1,489 and $1,488 million, respectively, net of unamortized debt discount and issuance costs of $11 million and $12 million, respectively.

We consider the fair value of the 2030 Notes at September 30, 2024 and December 31, 2023 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,290 million and $1,236 million at September 30, 2024 and December 31, 2023, respectively.

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

(11) Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2023	$—	$(39)	$2	$(37)
Other comprehensive (loss) income before reclassifications	(27)	44	3	20
Amounts reclassified from accumulated other comprehensive loss	(3)	—	—	(3)
Net current period other comprehensive (loss) income	(30)	44	3	17
Balance as of September 30, 2024	$(30)	$5	$5	$(20)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2022	$—	$(77)	$(25)	$(102)
Other comprehensive loss before reclassifications	—	(4)	(51)	(55)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	—	(4)	(51)	(55)
Balance as of September 30, 2023	$—	$(81)	$(76)	$(157)

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of September 30, 2024. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2024, we had 206.3 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

September 30, 2024
Stock plans:
Options outstanding	948
RSUs(1)	6,354
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	9,579
Amended and Restated 2012 Employee Stock Purchase Plan(2)	8,119
Total shares of common stock reserved for future issuance	25,000
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 13.
(2)Refer to Note 13 for a description of these plans.

We issued a total of 2.1 million and 2.2 million shares for the nine months ended September 30, 2024 and 2023, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

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

During the three and nine months ended September 30, 2024, the Company repurchased 0.3 million and 0.5 million shares of its common stock for $225 million and $400 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased 0.5 million shares of its common stock for $282 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of September 30, 2024, approximately $562 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

Stock Options

A summary of stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2023	1,150	$603.30
Exercised	(74)	$327.00		$34
Forfeited	(128)	$645.02
Outstanding at September 30, 2024	948	$619.04	6.8	$261
Vested and expected to vest as of September 30, 2024	837	$610.33	6.8	$238
Vested and exercisable as of September 30, 2024	238	$433.25	5.9	$110

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

The total fair value of stock options vested during the nine months ended September 30, 2024 was $41 million. No stock options were granted during the nine months ended September 30, 2024.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met but no earlier than two years from date of grant. The performance and market conditions must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. During the nine months ended September 30, 2024, the first tranche was vested based on the achievement of both the performance and market conditions.

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

As of September 30, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $10 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2024 was approximately one year.

RSUs

A summary of RSU activity for the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2023	6,262	$506.77
Granted	2,866	$778.65
Vested	(2,309)	$537.32
Forfeited	(465)	$562.17
Outstanding at September 30, 2024	6,354	$614.27
Expected to vest as of September 30, 2024	5,698

RSUs outstanding as of September 30, 2024 were comprised of 5.9 million RSUs with only service conditions and 0.5 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $1.8 billion for the nine months ended September 30, 2024. As of September 30, 2024, the aggregate intrinsic value of RSUs outstanding was $5.7 billion and RSUs expected to vest was $5.1 billion.

PRSUs have service, performance and market vesting criteria. The ultimate number of shares eligible to vest range from 0% to 200%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2024 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year. We recognized $106 million and $111 million of stock-based compensation, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $3.1 billion, and the weighted-average remaining vesting period was approximately three years.

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$432	$242	$1,041	$1,436
Denominator:
Weighted-average shares outstanding - basic	206,158	204,464	205,639	203,961
Weighted-average effect of potentially dilutive securities:
Common stock options	131	122	138	118
RSUs	2,258	1,674	2,218	1,113
ESPP obligations	5	17	9	2
Weighted-average shares outstanding - diluted	208,552	206,277	208,004	205,194
Net income per share - basic	$2.09	$1.18	$5.06	$7.04
Net income per share - diluted	$2.07	$1.17	$5.00	$7.00
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	1,082	3,068	2,715	3,647

(15)  Provision for (Benefit from) Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $84 million and $234 million for the three and nine months ended September 30, 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We released $985 million of our valuation allowance during the nine months ended September 30, 2023. As of September 30, 2024, we continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2024, our tax years 2004 to 2023 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $33 million and $98 million for the three and nine months ended September 30, 2024, respectively, and $33 million and $96 million for the three and nine months ended September 30, 2023, respectively.

For each of the nine months ended September 30, 2024 and 2023, total cash paid for amounts included in the measurement of operating lease liabilities was $61 million. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $21 million and $93 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the weighted-average remaining lease term is approximately eight years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of September 30, 2024 are presented in the table below (in millions):

Remainder of 2024	$31
2025	135
2026	112
2027	97
2028	91
Thereafter	428
Total operating lease payments	894
Less: imputed interest	(138)
Present value of operating lease liabilities	$756

In addition to the amounts above, as of September 30, 2024, we have one operating lease for office space that has not yet commenced with undiscounted cash flows of $50 million. This operating lease is expected to commence during 2025 with a lease term of ten years.

Other Commitments

Other contractual commitments primarily consist of data center and IT operations and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the nine months ended September 30, 2024 that were outside the ordinary course of business. We have entered into various non-cancellable agreements with cloud service providers, under which we have committed to spend an aggregate of $805 million through 2029 on cloud services.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our 2030 Notes.

Further, $60 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2024.

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

Other

As previously disclosed, through its internal processes, the Company received a complaint that raised potential compliance issues related to one of its government contracts. The Company initiated an internal investigation, with the assistance of outside legal counsel, into the validity of these claims that concern the hiring of the Chief Information Officer of the U.S. Army as the Company’s Head of Global Public Sector in March 2023. As a result of the investigation, the Company’s Board of Directors determined that the Company’s President and Chief Operating Officer and the hired individual violated Company policy regarding a possible conflict relating to such individual’s hiring. On July 24, 2024, the Company and its President and Chief Operating Officer came to a mutual agreement that he would resign from all positions with the Company, effective immediately. The other individual also has departed the Company. The Company has informed the Department of Justice, the Department of Defense Office of Inspector General and the Army Suspension and Debarment Office of the investigation and is continuing to cooperate with the Department of Justice, which has commenced its own investigation into these matters. The Company cannot predict the timing, outcome or possible impact of the investigation.

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

(17)  Information about Geographic Areas and Products

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America(1)	$1,778	$1,452	$5,080	$4,165
EMEA(2)	700	585	2,037	1,664
Asia Pacific and other	319	251	910	705
Total revenues	$2,797	$2,288	$8,027	$6,534

Property and equipment, net by geographic area were as follows (in millions):

	September 30, 2024	December 31, 2023
North America(3)	$1,080	$871
EMEA(2)	426	312
Asia Pacific and other	212	175
Total property and equipment, net	$1,718	$1,358

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and nine months ended September 30, 2024 and 2023.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were 78% and 79% of property and equipment, net attributable to North America as of September 30, 2024 and December 31, 2023, respectively.

Subscription revenues consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Digital workflow products	$2,398	$1,961	$6,877	$5,587
ITOM products	317	255	903	728
Total subscription revenues	$2,715	$2,216	$7,780	$6,315

Our digital workflow products include most of our product offerings and are generally priced on a per user basis. Our remaining product offerings, primarily comprised of our IT Operations Management (“ITOM”) products, are predominantly priced on a subscription unit basis.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on January 25, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 25, 2024 and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on July 25, 2024 and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are closely monitoring the Russian invasion of Ukraine and the current armed conflict in Israel and the Gaza Strip. While these events are still evolving and the outcomes remain highly uncertain, we do not believe these conflicts will have a material impact on our business and results of operations. However, if the conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in these regions represented an immaterial portion of our net assets as of September 30, 2024 and December 31, 2023, and of our total consolidated revenues for each of the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, our RPO was $19.5 billion, of which 48% represented cRPO. RPO and cRPO increased by 36% and 26%, respectively, compared to September 30, 2023. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $1 million. We count the total number of customers with annual contract value (“ACV”) greater than $1 million as of the end of the period. We had 2,020 and 1,772 customers with ACV greater than $1 million as of September 30, 2024 and 2023, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $1 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $1 million. We believe information regarding the total number of customers with ACV greater than $1 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Nine Months Ended September 30,		% Change
	2024	2023

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$2,632	$1,793	47%
Purchases of property and equipment	(599)	(433)	38%
Business combination and other related costs	22	24	(8%)
Free cash flow	$2,055	$1,384	48%

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

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three and nine months ended September 30, 2024 and 2023. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 78% of our total revenues for each of the three and nine months ended September 30, 2024 and 79% of our total revenues for each of the three and nine months ended September 30, 2023. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 27% and 21% for the three and nine months ended September 30, 2024, respectively, and 10% for each of the three and nine months ended September 30, 2023.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three and nine months ended September 30, 2024 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$2,715	$2,216	23%	$7,780	$6,315	23%
Professional services and other	82	72	14%	247	219	13%
Total revenues	$2,797	$2,288	22%	$8,027	$6,534	23%
Percentage of revenues:
Subscription	97%	97%		97%	97%
Professional services and other	3%	3%		3%	3%
Total	100%	100%		100%	100%

Subscription revenues increased by $499 million and $1,465 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $81 million and $67 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2024 and 2023, respectively, and $275 million and $210 million during the nine months ended September 30, 2024 and 2023, respectively.

We expect subscription revenues for the year ending December 31, 2024 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2023.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2024 are based on the 30-day average of foreign exchange rates for September 30, 2024.

Subscription revenues consist of the following:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Digital workflow products	$2,398	$1,961	22%	$6,877	$5,587	23%
ITOM products	317	255	24%	903	728	24%
Total subscription revenues	$2,715	$2,216	23%	$7,780	$6,315	23%

Our digital workflow products include most of our product offerings and are generally priced on a per user basis. Our remaining product offerings, primarily comprised of our IT Operations Management (“ITOM”) products, are predominantly priced on a subscription unit basis.

Professional services and other revenues increased by $10 million and $28 million during the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to an increase in services and trainings provided to new and existing customers.

We expect professional services and other revenues for the year ending December 31, 2024 to increase in absolute dollars and remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$496	$420	18%	$1,406	$1,163	21%
Professional services and other	88	76	16%	250	242	3%
Total cost of revenues	$584	$496	18%	$1,656	$1,405	18%
Gross profit (loss) percentage:
Subscription	82%	81%		82%	82%
Professional services and other	(7%)	(6%)		(1%)	(11%)
Total gross profit percentage	79%	78%		79%	79%
Gross profit	$2,213	$1,792		$6,371	$5,129

Cost of subscription revenues increased by $76 million and $243 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses, increased by $57 million and $172 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. Expenses associated with software, maintenance, and other costs to support the expansion of our data center capacity increased by $19 million and $62 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023.

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

Our subscription gross profit percentage was 82% for each of the three and nine months ended September 30, 2024 and 81% and 82% for the three and nine months ended September 30, 2023, respectively. We expect our subscription gross profit percentage to remain relatively flat for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Cost of professional services and other revenues increased by $12 million and $8 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to an increase in partner ecosystem investments to further accelerate customer value realization, partially offset by a decrease in fixed personnel-related costs including stock-based compensation due to decreased internal headcount.

Our professional services and other gross loss percentage increased to 7% for the three months ended September 30, 2024 compared to 6% for the three months ended September 30, 2023 primarily driven by an increase in partner ecosystem investments to further accelerate customer value realization. Professional services and other gross loss percentage improved to 1% for the nine months ended September 30, 2024 compared to 11% for the nine months ended September 30, 2023, primarily due to an increase in revenue and a decrease in fixed personnel-related costs including stock-based compensation, as we execute our strategy to shift a portion of professional services to variable spending with strategic third-party partners. We expect our professional services and other gross loss percentage to improve for the year ending December 31, 2024 compared to the year ended December 31, 2023.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Sales and marketing	$944	$799	18%	$2,827	$2,454	15%
Percentage of revenues	34%	35%		35%	38%

Sales and marketing expenses increased by $145 million and $373 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $89 million and $230 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. Amortization expenses associated with deferred commissions increased $26 million and $68 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $21 million and $51 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased program costs and travel for our annual Sales Kickoff and Knowledge user conference.

We expect sales and marketing expenses for the year ending December 31, 2024 to increase in absolute dollars and to decrease as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from increased sales productivity and marketing efficiencies.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Research and development	$626	$549	14%	$1,875	$1,562	20%
Percentage of revenues	22%	24%		23%	24%

Research and development (“R&D”) expenses increased by $77 million and $313 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $68 million and $266 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. Outside services increased $12 million and $33 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The remaining increase was primarily due to expenses associated with software, maintenance and other costs to support the expansion of our data center capacity of $5 million and $21 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. These costs were partially offset by a decrease in program spend of $9 million and $11 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023.

We expect R&D expenses for the year ending December 31, 2024 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2023, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
General and administrative	$225	$213	6%	$679	$621	9%
Percentage of revenues	8%	9%		8%	10%

General and administrative (“G&A”) expenses increased by $12 million and $58 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased headcount, resulting in an increase in personnel-related costs, excluding stock-based compensation, of $9 million and $27 million. The remaining increase was primarily due to an increase in other corporate expenses and outside services of $13 million and $50 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. These costs were partially offset by a decrease in stock-based compensation of $11 million and $20 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the requisite service period of certain performance awards being met.

We expect G&A expenses for the year ending December 31, 2024 to increase in absolute dollars but decrease slightly as a percentage of revenue compared to the year ended December 31, 2023, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$64	$52	23%	$184	$148	24%
Professional services and other	11	11	—%	35	40	(13%)
Operating expenses:
Sales and marketing	144	132	9%	419	378	11%
Research and development	150	150	—%	479	430	11%
General and administrative	57	68	(16%)	175	195	(10%)
Total stock-based compensation	$426	$413	3%	$1,292	$1,191	8%
Percentage of revenues	15%	18%		16%	18%

Stock-based compensation increased by $13 million and $101 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to additional grants to current and new employees, partially offset by the forfeiture of unvested stock-based awards of the Company’s former President and Chief Operating Officer and the requisite service period of certain performance awards being met.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2024, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2024 as we continue to issue stock-based awards to our employees, but decrease as a percentage of revenue compared to the year ended December 31, 2023. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 36% and 37% of total revenues for the three and nine months ended September 30, 2024, respectively, and 37% and 36% for the three and nine months ended September 30, 2023, respectively.

We primarily transact in certain foreign currencies for sales outside of the United States. The general weakening of the U.S. Dollar relative to certain major foreign currencies had an immaterial favorable impact on our revenues for the three and nine months ended September 30, 2024.

In addition, we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our expenses for the three and nine months ended September 30, 2024.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Interest income	$108	$82	32%	$313	$216	45%
Percentage of revenues	4%	4%		4%	3%

Interest income increased by $26 million and $97 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily driven by an increase in investment income from our managed portfolio resulting from higher portfolio balances and an increase in interest rates.

Other Expense, net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(dollars in millions)			(dollars in millions)
Interest expense	$(6)	$(6)	—%	$(18)	$(18)	—%
Other	(4)	(8)	(50%)	(10)	(29)	(66%)
Other expense, net	$(10)	$(14)	(29%)	$(28)	$(47)	(40%)
Percentage of revenues	—%	(1%)		—%	(1)%

Other expense, net decreased by $4 million and $19 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 primarily due to gains on equity investments.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net were immaterial for the three and nine months ended September 30, 2024 and 2023.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023

	(dollars in millions)			(dollars in millions)
Income before income taxes	$516	$299	73%	$1,275	$661	93%
Provision for (benefit from) income taxes	$84	$57	47%	$234	$(775)	NM
Effective tax rate	16%	19%		18%	(117%)
NM - Not meaningful

The income tax provision was $84 million and $234 million for the three and nine months ended September 30, 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

The income tax provision was $57 million for the three months ended September 30, 2023 and our income tax benefit was $775 million for the nine months ended September 30, 2023. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, tax deductible R&D costs and the valuation allowance release through the effective tax rate. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We released $985 million of our valuation allowance during the nine months ended September 30, 2023. As of September 30, 2024, we continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect R&D tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customer and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2024. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $9.1 billion as of September 30, 2024.

Our working capital requirements are principally comprised of non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses and services arrangements that are integral to our business operations and operating lease obligations. Operating lease obligations totaling $894 million are principally associated with leased facilities and have varying maturities with $529 million due over the next five years.

We may repurchase our shares of common stock in the open market, in privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock. During the nine months ended September 30, 2024, the Company repurchased 0.5 million shares of its common stock for $400 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of September 30, 2024, approximately $562 million of the originally authorized amount under the Share Repurchase Program remained available for future repurchases.

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

	Nine Months Ended September 30,
	2024	2023

	(dollars in millions)
Net cash provided by operating activities	$2,632	$1,793
Net cash used in investing activities	$(1,763)	$(1,723)
Net cash used in financing activities	$(872)	$(422)
Net decrease in cash, cash equivalents and restricted cash	$(11)	$(356)

Operating Activities

Net cash provided by operating activities was $2,632 million for the nine months ended September 30, 2024 compared to $1,793 million for the nine months ended September 30, 2023. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities was $1,763 million for the nine months ended September 30, 2024 compared to $1,723 million for the nine months ended September 30, 2023. The net increase in cash used in investing activities was primarily due to a $166 million increase in purchases of property and equipment, a $93 million increase in purchases of non-marketable investments and a $27 million increase in purchases of other intangible assets, partially offset by a $197 million decrease in business combinations and a $9 million decrease in net purchases of investments.

Financing Activities

Net cash used in financing activities was $872 million for the nine months ended September 30, 2024 compared to $422 million for the nine months ended September 30, 2023. The net increase in cash used in financing activities was due to a $192 million increase in taxes paid related to net share settlement of equity awards, a $184 million increase in business combination related to the second installment payment in the acquisition of G2K Group GmbH and an increase in repurchases of common stock of $118 million, partially offset by a $44 million increase in proceeds from employee stock plans.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on January 25, 2024.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2024, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

The Company’s business, financial condition, results of operations and stock price can be affected by a number of factors, whether currently known or unknown, including those described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. When any one or more of these risks materialize from time to time, the Company’s business, financial condition, results of operations and stock price can be materially adversely affected. There have been no material changes to the Company’s risk factors since our previous Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases of the Company’s common stock for the three months ended September 30, 2024 were as follows:

Issuer Purchases of Equity Securities			Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in millions)
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share
July 1 - 31	26	$807.21	26	$767
August 1 - 31	189	817.88	189	$612
September 1 - 30	57	876.56	57	$562
Third Quarter 2024	272	$829.16	272	$562

(1) On May 16, 2023, the Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, the following directors and Section 16 officers adopted or terminated trading plans intended to satisfy the affirmative defense of Rule 10b5-1(c):
•Russell Elmer, our General Counsel, adopted a trading plan on August 13, 2024. The plan, which expires May 20, 2025, provides for the sale of 2,511 shares of our common stock during the plan period. The plan also provides for the sale of up to 100% of the net vested shares resulting from the vesting of 9,149 restricted stock units and performance stock units during the plan period and subject to certain vesting conditions. Net vested shares are net of tax withholding.
•Paul Smith, our Chief Commercial Officer, adopted a trading plan on August 13, 2024. The plan, which expires May 20, 2025, provides for the sale of 1,153 shares of our common stock during the plan period. The plan also provides for the sale of (i) up to 50% of the net vested shares resulting from the vesting of 10,757 restricted stock units and performance stock units, (ii) up to 15% of the gross vested shares resulting from the vesting of 1,019 restricted stock units and (iii) up to 100% of the net vested shares resulting from the vesting of 7,902 restricted stock units and performance stock units, in each case, during the plan period and subject to certain vesting conditions. Net vested shares are net of tax withholding.
•William R. McDermott, our Chief Executive Officer, adopted a trading plan on August 19, 2024. The plan, which expires August 7, 2025, provides for the sale of up to 21,972 shares of our common stock during the plan period. The plan also provides for the sale of up to 100% of the net vested shares resulting from the vesting of 15,892 restricted stock units and performance stock units during the plan period and subject to certain vesting conditions. Net vested shares are net of tax withholding.
•Anita Sands, a member of our board of directors, adopted a trading plan on August 26, 2024. The plan, which expires May 30, 2025, provides for the sale of (i) 2,229 shares of our common stock, (ii) up to 50% of the net vested shares from the vesting of 428 restricted stock units and (iii) up to 100% of the net vested shares resulting from the vesting of 214 restricted stock units, in each case, during the plan period and subject to certain vesting conditions.
•Paul Chamberlain, a member of our board of directors, adopted a trading plan on August 30, 2024. The plan, which expires August 30, 2025, provides for the sale of (i) 900 shares of our common stock and (ii) 100% of the net vested shares resulting from the vesting of 300 restricted stock units during the plan period and subject to certain vesting conditions.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.2	6/9/2021

10.1*	Mutual Separation and Release Agreement dated July 24, 2024, between the Company and Chirantan J. ("CJ") Desai	8-K	001-35580	10.1	7/24/2024

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

SERVICENOW, INC.

Date: October 23, 2024	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2024	By:	/s/ Gina Mastantuono
Gina Mastantuono
Chief Financial Officer
(Principal Financial Officer)

Date: October 23, 2024	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)