Form 10-Q
period 2025-03-31
ServiceNow, Inc.
filed 2025-04-23
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2025, there were approximately 207 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands and per share data)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,369	$2,304
Short-term investments	3,228	3,458
Accounts receivable, net	1,359	2,240
Current portion of deferred commissions	533	517
Prepaid expenses and other current assets	781	668
Total current assets	9,270	9,187
Deferred commissions, less current portion	1,012	999
Long-term investments	4,335	4,111
Property and equipment, net	1,885	1,763
Operating lease right-of-use assets	810	693
Intangible assets, net	230	209
Goodwill	1,305	1,273
Deferred tax assets	1,361	1,385
Other assets	764	763
Total assets	$20,972	$20,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$309	$68
Accrued expenses and other current liabilities	1,109	1,369
Current portion of deferred revenue	6,737	6,819
Current portion of operating lease liabilities	103	102
Total current liabilities	8,258	8,358
Deferred revenue, less current portion	117	95
Operating lease liabilities, less current portion	806	687
Long-term debt, net	1,490	1,489
Other long-term liabilities	162	145
Total liabilities	10,833	10,774
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 600,000; shares issued: 208,952 and 208,151; shares outstanding: 206,979 and 206,487	—	—
Treasury stock, at cost (shares held: 1,973 and 1,664)	(1,513)	(1,219)
Additional paid-in capital	7,768	7,402
Accumulated other comprehensive loss	(70)	(68)
Retained earnings	3,954	3,494
Total stockholders’ equity	10,139	9,609
Total liabilities and stockholders’ equity	$20,972	$20,383

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Subscription	$3,005	$2,523
Professional services and other	83	80
Total revenues	3,088	2,603
Cost of revenues(1):
Subscription	561	441
Professional services and other	90	79
Total cost of revenues	651	520
Gross profit	2,437	2,083
Operating expenses(1):
Sales and marketing	1,054	923
Research and development	703	606
General and administrative	229	222
Total operating expenses	1,986	1,751
Income from operations	451	332
Interest income	115	101
Other expense, net	(11)	(8)
Income before income taxes	555	425
Provision for income taxes	95	78
Net income	$460	$347
Net income per share - basic	$2.22	$1.69
Net income per share - diluted	$2.20	$1.67
Weighted-average shares used to compute net income per share - basic	206,820	205,108
Weighted-average shares used to compute net income per share - diluted	209,371	207,684
Other comprehensive loss:
Foreign currency translation adjustments	$36	$(30)
Unrealized gains (losses) on investments, net of tax	14	(13)
Unrealized (losses) gains on derivative instruments, net of tax	(52)	12
Other comprehensive loss	(2)	(31)
Comprehensive income	$458	$316
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues:
Subscription	$68	$58
Professional services and other	11	12
Operating expenses:
Sales and marketing	148	134
Research and development	185	159
General and administrative	58	59

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at beginning of the period	208,151	$—	(1,664)	$(1,219)	$7,402	$3,494	$(68)	$9,609
Common stock and Treasury stock issued under employee stock plans	801	—	7	4	149	—	—	153
Common stock repurchased	—	—	(316)	(298)	—	—	—	(298)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(253)	—	—	(253)
Stock-based compensation	—	—	—	—	470	—	—	470
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	460	—	460
Balance at end of the period	208,952	$—	(1,973)	$(1,513)	$7,768	$3,954	$(70)	$10,139

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at beginning of the period	205,619	$—	(895)	$(535)	$6,131	$2,069	$(37)	$7,628
Common stock and Treasury Stock issued under employee stock plans	878	—	5	3	128	—	—	131
Common stock repurchased	—	—	(225)	(175)	—	—	—	(175)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	—	—	422	—	—	422
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	—	347	—	347
Balance at end of the period	206,497	$—	(1,115)	$(707)	$6,466	$2,416	$(68)	$8,107

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$460	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	130
Amortization of deferred commissions	145	131
Stock-based compensation	470	422
Deferred income taxes	32	28
Other	4	(18)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	901	715
Deferred commissions	(155)	(165)
Prepaid expenses and other assets	(139)	(106)
Accounts payable	234	107
Deferred revenue	(148)	(10)
Accrued expenses and other liabilities	(287)	(240)
Net cash provided by operating activities	$1,677	$1,341
Cash flows from investing activities:
Purchases of property and equipment	(205)	(135)
Business combinations, net of cash acquired	(18)	(10)
Purchases of other intangibles	(34)	(21)
Purchases of investments	(1,140)	(1,605)
Purchases of non-marketable investments	(4)	(42)
Sales and maturities of investments	1,181	1,073
Other	3	6
Net cash used in investing activities	$(217)	$(734)
Cash flows from financing activities:
Proceeds from employee stock plans	153	131
Repurchases of common stock	(298)	(175)
Taxes paid related to net share settlement of equity awards	(253)	(215)
Business combination	—	(184)
Net cash used in financing activities	$(398)	$(443)
Foreign currency effect on cash, cash equivalents and restricted cash	5	(4)
Net change in cash, cash equivalents and restricted cash	1,067	160
Cash, cash equivalents and restricted cash at beginning of period	2,310	1,904
Cash, cash equivalents and restricted cash at end of period	$3,377	$2,064
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$3,369	$2,056
Restricted cash included in prepaid expenses and other current assets	8	8
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$3,377	$2,064
Supplemental disclosures of other cash flow information:
Interest paid	$11	$11
Income taxes paid, net of refunds	36	21
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	56	89

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.

(1) Description of the Business

ServiceNow was founded on a simple premise: to make work flow better. Our intelligent platform, the Now Platform, is a cloud-based solution that helps enterprises and organizations across public and private sectors digitize workflows, in line with our purpose of making the world work better for everyone. Our workflow applications built on the Now Platform are organized along four primary areas: Technology, CRM and Industry, Core Business and Creator. The products under each of our workflows help customers connect, automate and empower work across systems and silos to enable great outcomes for businesses and great experiences for people. The Now Platform is the AI platform for digital transformation. As the foundation for how we deliver our cross-enterprise digital workflows, the Now Platform orchestrates work across our customers’ cloud platforms and systems of choice, allowing them to get work done regardless of their current and future preferred systems of record and collaboration platforms.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2024 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on January 30, 2025.

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

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on January 30, 2025.

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 14% and 12% of our accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively, and 12% and 11% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2024, the Company identified an immaterial error in the condensed consolidated statements of cash flows for the period ended March 31, 2024 relating to a misclassification between investing cash outflows and financing cash outflows. The second installment payment for a business combination completed during the quarter ended September 30, 2023, totaling $184 million, was incorrectly classified as an investing cash outflow instead of a financing cash outflow. The Company determined that the error was not material to any previously issued financial statements and revised the error in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

(3) Investments

Marketable Debt Securities

The following is a summary of our available-for-sale debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in millions):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$254	$—	$—	$254
Corporate notes and bonds	5,265	24	(1)	5,288
Certificates of deposit	48	—	—	48
U.S. government and agency securities	1,882	5	(1)	1,886
Mortgage-backed and asset-backed securities	103	—	(16)	87
Total available-for-sale debt securities	$7,552	$29	$(18)	$7,563

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$336	$—	$—	$336
Corporate notes and bonds	4,966	15	(5)	4,976
Certificates of deposit	67	—	—	67
U.S. government and agency securities	2,103	3	(2)	2,104
Mortgage-backed and asset-backed securities	104	—	(18)	86
Total available-for-sale debt securities	$7,576	$18	$(25)	$7,569

As of March 31, 2025, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

March 31, 2025
Due within 1 year	$3,228
Due in 1 year through 5 years	4,248
Instruments not due in single maturity	87
Total	$7,563

As of March 31, 2025 and December 31, 2024, unrealized losses of $16 million and $18 million, respectively, are from available-for-sale debt securities in a continuous unrealized loss position greater than 12 months. As of March 31, 2025 and December 31, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $1,329 million and $2,419 million, respectively, the majority of which has been in a continuous unrealized loss position for less than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of March 31, 2025.

Non-Marketable Equity Investments

As of March 31, 2025 and December 31, 2024, the total amount of non-marketable equity investments in privately held companies included in other assets on our condensed consolidated balance sheets was $473 million and $469 million, respectively. Our non-marketable equity investments are primarily accounted for using the measurement alternative, which measures the investments at cost, minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the three months ended March 31, 2025 and 2024 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2025 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$2,074	$—	$2,074
Commercial paper	—	45	45
Deposits	395	—	395
U.S. government and agency securities	—	69	69
Marketable securities:
Commercial paper	—	254	254
Corporate notes and bonds	—	5,288	5,288
Certificates of deposit	—	48	48
U.S. government and agency securities	—	1,886	1,886
Mortgage-backed and asset-backed securities	—	87	87
Total	$2,469	$7,677	$10,146

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

(5) Business Combinations

Pending Business Combination

In March 2025, we signed a definitive agreement to acquire Moveworks, a privately-held company that provides agentic AI assistants that connect enterprise systems, for approximately $2.9 billion. The determination of the final value of purchase consideration, payable in a combination of equity and cash, will depend on the Company's stock price at the close of the transaction, subject to customary purchase price adjustments. The acquisition is expected to close during the second half of 2025, subject to customary regulatory approvals and closing conditions.

2024 Business Combinations

During the year ended December 31, 2024, we completed certain acquisitions for total purchase consideration of $112 million, primarily to enhance our products with the acquired technology and engineering workforce. The acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate.

(6) Intangible Assets

Intangible assets, net consists of the following (in millions):

	March 31, 2025	December 31, 2024
Developed technology	$625	$581
Patents	83	83
Other	11	11
Intangible assets, gross	719	675
Less: accumulated amortization	(489)	(466)
Intangible assets, net	$230	$209

The weighted-average useful life of the acquired developed technology for the three months ended March 31, 2025 and 2024 was approximately five years. Amortization expense for intangible assets for the three months ended March 31, 2025 and 2024 was $21 million and $24 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2025 (in millions):

Years Ending December 31,
Remainder of 2025	$68
2026	55
2027	44
2028	37
2029	22
Thereafter	4
Total future amortization expense	$230

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	March 31, 2025	December 31, 2024
Computer equipment	$2,797	$2,697
Computer software	111	106
Leasehold and other improvements	326	320
Furniture and fixtures	87	85
Construction in progress	134	63
Property and equipment, gross	3,455	3,271
Less: Accumulated depreciation	(1,570)	(1,508)
Property and equipment, net	$1,885	$1,763

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended March 31, 2025 and 2024 was $112 million and $80 million, respectively.

(8) Derivative Contracts

Derivatives Designated as Hedging Instruments

We entered into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues during the three months ended March 31, 2025. These forward contracts are recorded at fair value and have maturities of up to 34 months. We had outstanding cash flow hedges with total notional values of $1.8 billion and $1.7 billion as of March 31, 2025 and December 31, 2024, respectively. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.

The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

Condensed Consolidated Balance Sheets Location	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$15	$55
Other assets	$2	$10

Accrued expenses and other current liabilities	$(11)	$(1)
Other long-term liabilities	$(8)	$—

As of March 31, 2025, approximately $4 million of the pre-tax derivative gains from accumulated other comprehensive income (loss) is expected to be recognized in subscription revenues within the next 12 months.

All hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues were a gain of $9 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, there were no net gains or losses reclassified to subscription revenues. There was no ineffectiveness in the Company’s cash flow hedging program for each of the three months ended March 31, 2025 and 2024.

Derivatives not Designated as Hedging Instruments

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other expense, net on the condensed consolidated statements of comprehensive income. For each of the periods ended March 31, 2025 and December 31, 2024, we had foreign currency forward contracts with total notional values of $2.2 billion, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of March 31, 2025 and December 31, 2024. The gains (losses) recognized for foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for each of the three months ended March 31, 2025 and 2024. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the condensed consolidated statements of cash flows.

All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

(9) Deferred Revenue and Performance Obligations

Revenues recognized from beginning period deferred revenue during the three months ended March 31, 2025 and 2024 were $2.6 billion and $2.2 billion, respectively.

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

As of March 31, 2025, the total non-cancellable RPO under our contracts with customers was $22.1 billion and we expect to recognize revenues on approximately 47% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(10) Debt

For the periods ended March 31, 2025 and December 31, 2024, the carrying value of our outstanding debt was $1,490 million and $1,489 million, respectively, net of unamortized debt discount and issuance costs of $10 million and $11 million, respectively.

We consider the fair value of the 2030 Notes at March 31, 2025 and December 31, 2024 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,267 million and $1,247 million at March 31, 2025 and December 31, 2024, respectively.

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

(11) Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2024	$50	$(27)	$(91)	$(68)
Other comprehensive income (loss) before reclassifications	(43)	14	36	7
Amounts reclassified from accumulated other comprehensive loss	(9)	—	—	(9)
Net current period other comprehensive income (loss)	(52)	14	36	(2)
Balance as of March 31, 2025	$(2)	$(13)	$(55)	$(70)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2023	$—	$(39)	$2	$(37)
Other comprehensive income (loss) before reclassifications	12	(13)	(30)	(31)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	12	(13)	(30)	(31)
Balance as of March 31, 2024	$12	$(52)	$(28)	$(68)

(12) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of March 31, 2025. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2025, we had 207 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

March 31, 2025
Stock plans:
Options outstanding	946
RSUs(1)	6,825
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	7,624
Amended and Restated 2012 Employee Stock Purchase Plan(2)	7,898
Total shares of common stock reserved for future issuance	23,293
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 13.
(2)Refer to Note 13 for a description of these plans.

During the three months ended March 31, 2025 and 2024, we issued a total of 0.8 million and 0.9 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

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

During the three months ended March 31, 2025, the Company repurchased 0.3 million shares of its common stock for $298 million. During the three months ended March 31, 2024, the Company repurchased 0.2 million shares of its common stock for $175 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of March 31, 2025, approximately $3.0 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.

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

Stock Options

A summary of stock option activity for the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding as of December 31, 2024	948	$619.43
Exercised	(2)	$84.81		$1
Outstanding as of March 31, 2025	946	$620.30	6.3	$166
Vested and expected to vest as of March 31, 2025	897	$616.77	6.3	$161
Vested and exercisable as of March 31, 2025	543	$572.52	6.1	$122

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

The total fair value of stock options vested during the three months ended March 31, 2025 was $26 million. No stock options were granted during the three months ended March 31, 2025.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met, but no earlier than two years from date of grant. The performance and market conditions must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. During the three months ended March 31, 2025, the fourth tranche was vested based on the achievement of both the performance and market conditions.

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

As of March 31, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $4 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2025 was approximately one year.

RSUs

A summary of RSU activity for the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding as of December 31, 2024	5,788	$630.10
Granted	2,014	$993.08
Vested	(838)	$601.36
Forfeited	(139)	$621.63
Outstanding as of March 31, 2025	6,825	$740.94
Expected to vest as of March 31, 2025	6,079

RSUs outstanding as of March 31, 2025 were comprised of 6.3 million RSUs with only service conditions and 0.5 million RSUs with both service conditions and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $0.8 billion for the three months ended March 31, 2025. As of March 31, 2025, the aggregate intrinsic value of RSUs outstanding was $5.4 billion and RSUs expected to vest was $4.8 billion.

PRSUs have service, performance and market vesting conditions. The ultimate number of shares eligible to vest range from 0% to 200%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index. The eligible shares subject to PRSUs granted during the three months ended March 31, 2025 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year.

We recognized $43 million and $39 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $4.1 billion, and the weighted-average remaining vesting period was approximately three years.

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$460	$347
Denominator:
Weighted-average shares outstanding - basic	206,820	205,108
Weighted-average effect of potentially dilutive securities:
Common stock options, RSUs and ESPP obligations	2,551	2,576
Weighted-average shares outstanding - diluted	209,371	207,684
Net income per share - basic	$2.22	$1.69
Net income per share - diluted	$2.20	$1.67
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	2,302	3,168

(15)  Provision for Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $95 million and $78 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.
We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2025, our tax years 2004 to 2024 remain subject to examination in most jurisdictions.

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

Total operating lease costs were $36 million and $33 million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, total cash paid for amounts included in the measurement of operating lease liabilities was $24 million and $19 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $141 million and $11 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the weighted-average remaining lease term is approximately eight years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of March 31, 2025 are presented in the table below (in millions):

Remainder of 2025	$100
2026	132
2027	129
2028	125
2029	117
Thereafter	470
Total operating lease payments	1,073
Less: imputed interest	(164)
Present value of operating lease liabilities	$909

Other Commitments

Other contractual commitments primarily consist of data center and IT operations, cloud services and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the three months ended March 31, 2025 that were outside the ordinary course of business. We have entered into various non-cancellable agreements with cloud service providers, under which we have committed to spend an aggregate of approximately $840 million through 2029 on cloud services. In addition, we have entered into a non-cancellable agreement with an information technology equipment provider, under which we have committed to spend $1.9 billion through 2028 on capital expenditures to expand our data centers.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 10 for further information regarding our 2030 Notes.

Further, $78 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2025.

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

(17)  Segment and Geographic Information

Segment Information

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, other expense, net and the provision for income taxes, which are reflected in the condensed consolidated statements of comprehensive income.

Geographic Information

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
North America(1)	$1,963	$1,637
EMEA(2)	782	676
Asia Pacific and other	343	290
Total revenues	$3,088	$2,603

Property and equipment, net by geographic area were as follows (in millions):

	March 31, 2025	December 31, 2024
North America(3)	$1,207	$1,144
EMEA(2)	449	428
Asia Pacific and other	229	191
Total property and equipment, net	$1,885	$1,763

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three months ended March 31, 2025 and 2024.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were 80% and 79% of property and equipment, net attributable to North America as of March 31, 2025 and December 31, 2024, respectively.

(18) Subsequent Event

In April 2025, we signed a definitive agreement to acquire Logik.ai, a provider of an AI‑powered, composable Configure, Price, Quote (“CPQ”) solution. The determination of the final value of the purchase consideration, payable in a combination of equity and cash, will depend on the Company's stock price as of the close of the transaction, subject to customary purchase price adjustments. The acquisition is subject to customary regulatory approvals and closing conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on January 30, 2025. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 30, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our free cash flow and non-GAAP consolidated income from operations measures included in the section entitled “Key Business Metrics—Free Cash Flow,” and “Key Business Metrics—Non-GAAP Consolidated Income from Operations” are not in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.

Overview

ServiceNow was founded on a simple premise: to make work flow better. Our intelligent platform, the Now Platform, is a cloud-based solution that helps enterprises and organizations across public and private sectors digitize workflows, in line with our purpose of making the world work better for everyone. Our workflow applications built on the Now Platform are organized along four primary areas: Technology, CRM and Industry, Core Business and Creator. The Now Platform is the AI platform for digital transformation. Transformations enabled by the Now Platform rapidly automate business processes across an entire enterprise by seamlessly connecting disparate departments, systems and silos to unlock productivity and improve experiences for both employees and customers.

We are closely monitoring the ongoing conflicts in Russia/Ukraine and the Middle East. While these events are still evolving and the outcomes remain highly uncertain, we do not believe these conflicts will have a material impact on our business and results of operations. However, if the conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in these regions represented an immaterial portion of our net assets as of March 31, 2025 and December 31, 2024, and of our total consolidated revenues for each of the three months ended March 31, 2025 and 2024.

Additionally, other macroeconomic events, including interest rates, global inflation and tariffs, have led to economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across several large financial institutions and are not concentrated in one financial institution. We have not experienced any impact to our liquidity or to our current and projected business operations and financial condition due to recent macroeconomic events. Further, we have policy restrictions on the types of securities that can be purchased as part of our available-for-sale debt securities portfolio. These restrictions take industry and company concentration limits into consideration among other things. We will continue to monitor the direct and indirect impact of macroeconomic events on our business and financial results.

See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 30, 2025 for further discussion of the possible impact of conflicts and macroeconomic events on our business and financial results.

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

As of March 31, 2025, our RPO was $22.1 billion, of which 47% represented cRPO. RPO and cRPO increased by 25% and 22%, respectively, compared to March 31, 2024. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $5 million. We count the total number of customers with annual contract value (“ACV”) greater than $5 million as of the end of the period. We had 508 and 425 customers with ACV greater than $5 million as of March 31, 2025 and 2024, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $5 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $5 million. We believe information regarding the total number of customers with ACV greater than $5 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities plus cash outflows for legal settlements and business combination and other related costs including compensation expense, reduced by purchases of property and equipment. Purchases of property and equipment are otherwise included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. A calculation of free cash flow is provided below:

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Free cash flow:
Net cash provided by operating activities	$1,677	$1,341	25%
Purchases of property and equipment	(205)	(135)	52%
Business combination and other related costs	5	19	(74%)
Free cash flow	$1,477	$1,225	21%

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

	Three Months Ended March 31,		% Change
	2025	2024
	(dollars in millions)
GAAP income from operations	$451	$332	36%
Stock-based compensation	470	422	11%
Amortization of purchased intangibles	21	24	(13%)
Business combination and other related costs	11	13	(15%)
Non-GAAP income from operations	$953	$791	20%

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three months ended March 31, 2025 and 2024. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 77% of our total revenues for the three months ended March 31, 2025 and 78% of our total revenues for the three months ended March 31, 2024. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 34% for the three months ended March 31, 2025 and 15% for the three months ended March 31, 2024.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended March 31, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Revenues:
Subscription	$3,005	$2,523	19%
Professional services and other	83	80	4%
Total revenues	$3,088	$2,603	19%
Percentage of revenues:
Subscription	97%	97%
Professional services and other	3%	3%
Total	100%	100%

Subscription revenues increased by $482 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $157 million and $126 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2025 and 2024, respectively.

We expect subscription revenues for the year ending December 31, 2025 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2024.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2025 are based on the 31-day average of foreign exchange rates for March 31, 2025.

Professional services and other revenues increased by $3 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

We expect professional services and other revenues for the year ending December 31, 2025 to increase in absolute dollars and to remain relatively flat as a percentage of revenue compared to the year ended December 31, 2024.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Cost of revenues:
Subscription	$561	$441	27%
Professional services and other	90	79	14%
Total cost of revenues	$651	$520	25%
Gross profit (loss) percentage:
Subscription	81%	83%
Professional services and other	(8%)	1%
Total gross profit percentage	79%	80%
Gross profit	$2,437	$2,083

Cost of subscription revenues increased by $120 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses, increased by $62 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Depreciation expense related to infrastructure hardware equipment and expenses associated with software, maintenance, and other costs, which together support the expansion of our data center capacity, increased by $32 million and $19 million, respectively, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

Our subscription gross profit percentage was 81% for the three months ended March 31, 2025 and 83% for the three months ended March 31, 2024. We expect our subscription gross profit percentage to decrease slightly for the year ending December 31, 2025 compared to the year ended December 31, 2024.

Cost of professional services and other revenues increased by $11 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by an increase in partner ecosystem spend to further help accelerate customer value realization.

Our professional services and other gross loss percentage was 8% for the three months ended March 31, 2025, compared to a gross profit percentage of 1% for the three months ended March 31, 2024, and was primarily driven by partner ecosystem spend to further help accelerate customer value realization increasing at a faster rate than revenue. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2025 compared to the year ended December 31, 2024.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Sales and marketing	$1,054	$923	14%
Percentage of revenues	34%	35%

Sales and marketing expenses increased by $131 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $100 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Amortization expenses associated with deferred commissions increased $13 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $11 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

We expect sales and marketing expenses for the year ending December 31, 2025 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2024, as we continue to see leverage from increased sales productivity and marketing efficiencies.

Research and Development

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Research and development	$703	$606	16%
Percentage of revenues	23%	23%

Research and development (“R&D”) expenses increased by $97 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $83 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Outside services increased $10 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

We expect R&D expenses for the year ending December 31, 2025 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2024, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
General and administrative	$229	$222	3%
Percentage of revenues	7%	9%

General and administrative (“G&A”) expenses increased by $7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in personnel-related costs, including stock-based compensation.

We expect G&A expenses for the year ending December 31, 2025 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2024, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Cost of revenues:
Subscription	$68	$58	17%
Professional services and other	11	12	(8%)
Operating expenses:
Sales and marketing	148	134	10%
Research and development	185	159	16%
General and administrative	58	59	(2%)
Total stock-based compensation	$470	$422	11%
Percentage of revenues	15%	16%

Stock-based compensation increased by $48 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2025, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2025 as we continue to issue stock-based awards to our employees, but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2024. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 36% and 37% of total revenues for the three months ended March 31, 2025 and 2024, respectively.

We primarily transact in certain foreign currencies for sales outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our revenues for the three months ended March 31, 2025.

In addition, we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our expenses for the three months ended March 31, 2025.

Interest Income

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Interest income	$115	$101	14%
Percentage of revenues	4%	4%

Interest income increased by $14 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by an increase in investment income from our managed portfolio resulting from higher portfolio balances.

Other Expense, net

	Three Months Ended March 31,		% Change
	2025	2024
	(dollars in millions)
Interest expense	$(6)	$(6)	—%
Other	(5)	(2)	150%
Other expense, net	$(11)	$(8)	38%
Percentage of revenues	—%	—%

Other expense, net increased by $3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other expense, net were immaterial for the three months ended March 31, 2025 and 2024.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2025	2024

	(dollars in millions)
Income before income taxes	$555	$425	31%
Provision for income taxes	$95	$78	22%
Effective tax rate	17%	18%

Our income tax provision was $95 million and $78 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and expend cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customers and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2025. When assessing sources of liquidity, we also include cash and cash equivalents, short-term investments and long-term investments totaling $10.9 billion as of March 31, 2025.

Our capital requirements are principally comprised of capital expenditures to support data center capacity expansion, non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses, operating leases and services arrangements that are integral to our business operations. We also acquire technology and businesses to expand our service offerings and functionality. Operating lease obligations totaling $1,073 million are principally associated with leased facilities and have varying maturities with $630 million due over the next five years.

We may repurchase our shares of common stock in the open market, in privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock and authorized an additional $3.0 billion in repurchases under the program in January 2025. During the three months ended March 31, 2025, the Company repurchased 0.3 million shares of our common stock for $298 million. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of March 31, 2025, approximately $3.0 billion of the authorized amount under the share repurchase program remained available for future repurchases.

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

	Three Months Ended March 31,
	2025	2024

	(dollars in millions)
Net cash provided by operating activities	$1,677	$1,341
Net cash used in investing activities	$(217)	$(734)
Net cash used in financing activities	$(398)	$(443)
Net increase in cash, cash equivalents and restricted cash	$1,067	$160

Operating Activities

Net cash provided by operating activities was $1,677 million for the three months ended March 31, 2025 compared to $1,341 million for the three months ended March 31, 2024. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities was $217 million for the three months ended March 31, 2025 compared to $734 million for the three months ended March 31, 2024. The net decrease in cash used in investing activities was primarily due to a $573 million decrease in net purchases of investments, a $38 million decrease in purchases of non-marketable investments, partially offset by a $70 million increase in purchases of property and equipment, a $13 million increase in purchases of other intangible assets, and an $8 million increase in business combinations.

Financing Activities

Net cash used in financing activities was $398 million for the three months ended March 31, 2025 compared to $443 million for the three months ended March 31, 2024. The net decrease in cash used in financing activities is primarily due to an $184 million decrease in business combination related to the second installment payment in the acquisition of G2K Group GmbH made during the three months ended March 31, 2024 and a $22 million increase in proceeds from employee stock plans, partially offset by an increase in repurchases of common stock of $123 million and a $38 million increase in taxes paid related to net share settlement of equity awards.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on January 30, 2025.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on January 30, 2025.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of March 31, 2025, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

The Company’s business, financial condition, results of operations and stock price can be affected by a number of factors, whether currently known or unknown, including those described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. When any one or more of these risks materialize from time to time, the Company’s business, financial condition, results of operations and stock price can be materially adversely affected. There have been no material changes to the Company’s risk factors since our Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases of the Company’s common stock for the three months ended March 31, 2025 were as follows:

Issuer Purchases of Equity Securities			Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in billions)
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share
January 1 - 31	47	$1,056.76	47	$3.22
February 1 - 28	180	961.45	180	3.04
March 1 - 31	89	846.74	89	2.97
First Quarter 2025	316	$943.56	316	$2.97

(1) On May 16, 2023, the board of directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock. In January 2025, our board of directors authorized an additional $3.0 billion in repurchases under the share repurchase program.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, the following directors and Section 16 officers adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c):

•Teresa Briggs, a member of our board of directors, adopted a trading plan on February 10, 2025. The plan, which expires May 30, 2025, provides for the sale of 50% of the shares resulting from the vesting of 428 restricted stock units during the plan period, subject to certain vesting conditions.

•Jacqueline Canney, our Chief People and AI Enablement Officer, adopted a trading plan on February 27, 2025. The plan, which expires May 22, 2026, provides for the sale of 100% of the net shares resulting from the vesting of 13,248 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares are net of tax withholding.

•Kevin McBride, our Chief Accounting Officer, adopted a trading plan on February 27, 2025. The plan, which expires February 17, 2026, provides for the sale of 1,120 shares of our common stock during the plan period.

•William R. McDermott, our Chief Executive Officer, adopted a trading plan on February 27, 2025. The plan, which expires May 19, 2026, provides for the sale of up to 100% of the net shares resulting from the vesting of 52,566 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares are net of tax withholding.

•Anita Sands, a member of our board of directors, adopted a trading plan on February 27, 2025. The plan, which expires October 1, 2025, provides for the sale of up to $1,000,000 of shares of our common stock during the plan period.

•Nick Tzitzon, our Vice Chairman, adopted a trading plan on February 28, 2025. The plan, which expires May 19, 2026, provides for the sale of (i) up to 649 shares of our common stock and (ii) 100% of the net shares resulting from the vesting of 11,552 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares are net of tax withholding.

ITEM 6.     EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant, as amended	8-K	001-35580	3.1	6/9/2021

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.1	2/12/2025

10.1*
Forms of Global Restricted Stock Unit Award Agreement and Global Performance Restricted Stock Unit Award Agreement, effective February 10, 2025, under the Amended and Restated 2021 Equity Incentive Plan
X

10.2*	Amendment to Employment Agreement dated March 21, 2025, between the Registrant and Amit Zavery					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

SERVICENOW, INC.

Date: April 23, 2025	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: April 23, 2025	By:	/s/ Gina Mastantuono
Gina Mastantuono
President and Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2025	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)