Form 10-Q
period 2025-09-30
ServiceNow, Inc.
filed 2025-10-30
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2025, there were approximately 208 million shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

SERVICENOW, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands and per share data)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,725	$2,304
Marketable securities	2,686	3,458
Accounts receivable, net	1,548	2,240
Current portion of deferred commissions	559	517
Prepaid expenses and other current assets	846	668
Total current assets	8,364	9,187
Deferred commissions, less current portion	1,017	999
Long-term marketable securities	4,266	4,111
Strategic investments	1,508	472
Property and equipment, net	2,127	1,763
Operating lease right-of-use assets	807	693
Intangible assets, net	391	209
Goodwill	1,820	1,273
Deferred tax assets	1,217	1,385
Other assets	272	291
Total assets	$21,789	$20,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$146	$68
Accrued expenses and other current liabilities	1,267	1,369
Current portion of deferred revenue	6,347	6,819
Current portion of operating lease liabilities	107	102
Total current liabilities	7,867	8,358
Deferred revenue, less current portion	115	95
Operating lease liabilities, less current portion	804	687
Long-term debt, net	1,491	1,489
Other long-term liabilities	211	145
Total liabilities	10,488	10,774
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 600,000; shares issued: 210,551 and 208,151; shares outstanding: 207,564 and 206,487	—	—
Treasury stock, at cost (shares held: 2,987 and 1,664)	(2,451)	(1,219)
Additional paid-in capital	8,928	7,402
Accumulated other comprehensive loss	(17)	(68)
Retained earnings	4,841	3,494
Total stockholders’ equity	11,301	9,609
Total liabilities and stockholders’ equity	$21,789	$20,383

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription	$3,299	$2,715	$9,417	$7,780
Professional services and other	108	82	293	247
Total revenues	3,407	2,797	9,710	8,027
Cost of revenues(1):
Subscription	666	496	1,852	1,406
Professional services and other	108	88	297	250
Total cost of revenues	774	584	2,149	1,656
Gross profit	2,633	2,213	7,561	6,371
Operating expenses(1):
Sales and marketing	1,056	944	3,238	2,827
Research and development	750	626	2,187	1,875
General and administrative	255	225	755	679
Total operating expenses	2,061	1,795	6,180	5,381
Income from operations	572	418	1,381	990
Interest income	115	108	346	313
Other income (expense), net	7	(10)	(7)	(28)
Income before income taxes	694	516	1,720	1,275
Provision for income taxes	192	84	373	234
Net income	$502	$432	$1,347	$1,041
Net income per share - basic	$2.42	$2.09	$6.50	$5.06
Net income per share - diluted	$2.40	$2.07	$6.43	$5.00
Weighted-average shares used to compute net income per share - basic	207,630	206,158	207,192	205,639
Weighted-average shares used to compute net income per share - diluted	209,505	208,552	209,370	208,004
Other comprehensive income (loss):
Foreign currency translation adjustments	$(11)	$50	$140	$3
Unrealized gains on marketable securities, net of tax	7	60	26	44
Unrealized gains (losses) on derivative instruments, net of tax	36	(52)	(115)	(30)
Other comprehensive income	32	58	51	17
Comprehensive income	$534	$490	$1,398	$1,058
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues:
Subscription	$78	$64	$222	$184
Professional services and other	11	11	33	35
Operating expenses:
Sales and marketing	141	144	444	419
Research and development	203	150	584	479
General and administrative	59	57	178	175

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended September 30, 2025								Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	209,868	$—	(2,349)	$(1,871)	$8,513	$4,339	$(49)	$10,932	206,967	$—	(1,110)	$(704)	$6,770	$2,678	$(78)	$8,666
Common stock and Treasury stock issued under employee stock plans	683	—	6	4	113	—	—	117	726	—	6	3	103	—	—	106
Common stock repurchased	—	—	(644)	(584)	—	—	—	(584)	—	—	(272)	(225)	—	—	—	(225)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(190)	—	—	(190)	—	—	—	—	(173)	—	—	(173)
Stock-based compensation	—	—	—	—	492	—	—	492	—	—	—	—	426	—	—	426
Other comprehensive income, net of tax	—	—	—	—	—	—	32	32	—	—	—	—	—	—	58	58
Net income	—	—	—	—	—	502	—	502	—	—	—	—	—	432	—	432
Balance at end of the period	210,551	$—	(2,987)	$(2,451)	$8,928	$4,841	$(17)	$11,301	207,693	$—	(1,376)	$(926)	$7,126	$3,110	$(20)	$9,290

	Nine Months Ended September 30, 2025								Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	208,151	$—	(1,664)	$(1,219)	$7,402	$3,494	$(68)	$9,609	205,619	$—	(895)	$(535)	$6,131	$2,069	$(37)	$7,628
Common stock and Treasury Stock issued under employee stock plans	1,931	—	18	11	259	—	—	270	2,074	—	16	9	228	—	—	237
Common stock repurchased	—	—	(1,341)	(1,243)	—	—	—	(1,243)	—	—	(497)	(400)	—	—	—	(400)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(628)	—	—	(628)	—	—	—	—	(525)	—	—	(525)
Stock-based compensation	—	—	—	—	1,461	—	—	1,461	—	—	—	—	1,292	—	—	1,292
Issuance of common stock for business combinations	469	—	—	—	434	—	—	434	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	51	51	—	—	—	—	—	—	17	17
Net income	—	—	—	—	—	1,347	—	1,347	—	—	—	—	—	1,041	—	1,041
Balance at end of the period	210,551	$—	(2,987)	$(2,451)	$8,928	$4,841	$(17)	$11,301	207,693	$—	(1,376)	$(926)	$7,126	$3,110	$(20)	$9,290

See accompanying notes to condensed consolidated financial statements

SERVICENOW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,347	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	410
Amortization of deferred commissions	454	403
Stock-based compensation	1,461	1,292
Deferred income taxes	172	47
Other	43	(31)
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	740	727
Deferred commissions	(462)	(461)
Prepaid expenses and other assets	(199)	(267)
Accounts payable	48	42
Deferred revenue	(713)	(355)
Accrued expenses and other liabilities	(211)	(216)
Net cash provided by operating activities	$3,206	$2,632
Cash flows from investing activities:
Purchases of property and equipment	(630)	(599)
Business combinations, net of cash acquired	(215)	(82)
Purchases of other intangibles	(43)	(30)
Purchases of marketable securities	(2,719)	(3,952)
Purchases of strategic investments	(1,020)	(149)
Sales and maturities of marketable securities	3,410	3,024
Other	26	25
Net cash used in investing activities	$(1,191)	$(1,763)
Cash flows from financing activities:
Proceeds from employee stock plans	270	237
Repurchases of common stock	(1,243)	(400)
Taxes paid related to net share settlement of equity awards	(628)	(525)
Business combination	—	(184)
Net cash used in financing activities	$(1,601)	$(872)
Foreign currency effect on cash, cash equivalents and restricted cash	10	(8)
Net change in cash, cash equivalents and restricted cash	424	(11)
Cash, cash equivalents and restricted cash at beginning of period	2,310	1,904
Cash, cash equivalents and restricted cash at end of period	$2,734	$1,893
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,725	$1,885
Restricted cash included in prepaid expenses and other current assets	9	8
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,734	$1,893
Supplemental disclosures of other cash flow information:
Interest paid	$22	$23
Income taxes paid, net of refunds	181	183
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	66	49
Fair value of common stock issued for business combinations	434	—

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2024 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on January 30, 2025.

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

Concentration of Credit Risk and Significant Customers

Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 30% and 12% of our accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively. This customer represented 11% of our total revenues for each of the three and nine months ended September 30, 2025 and 2024. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Strategic investments, previously presented within other assets, were reclassified to be presented separately on our condensed consolidated balance sheets. The reclassification had no impact on our previously reported total assets or net cash from operating or investing activities and did not result in a restatement of prior period condensed consolidated financial statements.

(3) Investments

Marketable Securities

The following is a summary of our available-for-sale debt securities recorded within marketable securities and long-term marketable securities on the condensed consolidated balance sheets (in millions):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$293	$—	$—	$293
Corporate notes and bonds	5,072	35	—	5,107
Certificates of deposit	41	—	—	41
U.S. government and agency securities	1,415	6	—	1,421
Mortgage-backed and asset-backed securities	105	—	(15)	90
Total available-for-sale debt securities	$6,926	$41	$(15)	$6,952

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$336	$—	$—	$336
Corporate notes and bonds	4,966	15	(5)	4,976
Certificates of deposit	67	—	—	67
U.S. government and agency securities	2,103	3	(2)	2,104
Mortgage-backed and asset-backed securities	104	—	(18)	86
Total available-for-sale debt securities	$7,576	$18	$(25)	$7,569

As of September 30, 2025, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

September 30, 2025
Due within 1 year	$2,686
Due in 1 year through 5 years	4,176
Instruments not due in single maturity	90
Total	$6,952

As of September 30, 2025 and December 31, 2024, unrealized losses of $15 million and $18 million, respectively, are from available-for-sale debt securities in a continuous unrealized loss position greater than 12 months. As of September 30, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $362 million, the majority of which has been in a continuous unrealized loss position for greater than 12 months. As of December 31, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $2,419 million, the majority of which was in a continuous unrealized loss position for less than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of September 30, 2025.

Strategic Investments

As of September 30, 2025 and December 31, 2024, the total amount of strategic investments in privately-held companies on our condensed consolidated balance sheets was $1,508 million and $472 million, respectively. Our strategic investments are predominantly comprised of non-marketable equity investments, which are primarily accounted for using the measurement alternative. Under this approach, the investments are measured at cost, minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the three and nine months ended September 30, 2025 and 2024 were immaterial. The remaining strategic investments are accounted for using the equity method of accounting as we have the ability to exercise significant influence but not control over the investee. For the three and nine months ended September 30, 2025 and 2024, our share of the investee’s results of operations included in other income (expense), net in our condensed consolidated statements of comprehensive income was immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.

In September 2025, the Company purchased $750 million of preferred shares of Genesys, a privately-held AI-powered experience orchestration software company.

(4)  Fair Value Measurements

The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2025 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,486	$—	$1,486
Commercial paper	—	51	51
Deposits	404	—	404
U.S. government and agency securities	—	64	64
Marketable securities:
Commercial paper	—	293	293
Corporate notes and bonds	—	5,107	5,107
Certificates of deposit	—	41	41
U.S. government and agency securities	—	1,421	1,421
Mortgage-backed and asset-backed securities	—	90	90
Total	$1,890	$7,067	$8,957

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

We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our strategic investments are not included in the table above and are discussed in Note 3. Refer to Note 8 for the fair value measurement of our derivative contracts and Note 11 for the fair value measurement of our long-term debt, which are also not included in the table above.

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

During the nine months ended September 30, 2025, we also completed other acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate.

We have included the financial results of the business combinations in the condensed consolidated financial statements from the date of acquisition, which were not material.

Pending Business Combination

In March 2025, we signed a definitive agreement to acquire Moveworks, Inc. (“Moveworks”), a privately-held company that provides agentic AI assistants that connect enterprise systems, for approximately $2.9 billion. The determination of the final value of purchase consideration, payable in a combination of equity and cash, will depend on the Company's stock price at the close of the transaction, subject to customary purchase price adjustments. The acquisition is expected to close during the fourth quarter of 2025 or early 2026, subject to customary regulatory approvals and closing conditions.

As contemplated by the terms of the definitive agreement, in August 2025, the Company and Moveworks entered into a term loan credit agreement pursuant to which Moveworks drew $25 million and may draw up to an additional $75 million if the definitive agreement is validly terminated under certain conditions. Loan amounts under this arrangement will mature in August 2032 and are included in other assets on the condensed consolidated balance sheets.

2024 Business Combinations

During the year ended December 31, 2024, we completed certain acquisitions for total purchase consideration of $112 million, primarily to enhance our products with the acquired technology and engineering workforce. The acquisitions were not material to our condensed consolidated financial statements, either individually or in the aggregate.

(6) Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill were as follows (in millions):

Carrying Amount
Balance as of December 31, 2024	$1,273
Goodwill acquired	473
Foreign currency translation adjustments	74
Balance as of September 30, 2025	$1,820

Intangible assets, net consists of the following (in millions):

	September 30, 2025	December 31, 2024
Developed technology	$811	$581
Patents	83	83
Other	45	11
Intangible assets, gross	$939	$675
Less: accumulated amortization	(548)	(466)
Intangible assets, net	$391	$209

The weighted-average useful life of the acquired developed technology for the nine months ended September 30, 2025 and 2024 was approximately five years. Amortization expense for intangible assets for the three months ended September 30, 2025 and 2024 was $33 million and $23 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $79 million and $71 million, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2025 (in millions):

Fiscal Period:
Remainder of 2025	$36
2026	103
2027	91
2028	78
2029	60
Thereafter	23
Total future amortization expense	$391

(7) Property and Equipment

Property and equipment, net consists of the following (in millions):

	September 30, 2025	December 31, 2024
Computer equipment	$3,174	$2,697
Computer software	121	106
Leasehold and other improvements	413	320
Furniture and fixtures	109	85
Construction in progress	86	63
Property and equipment, gross	3,903	3,271
Less: Accumulated depreciation	(1,776)	(1,508)
Property and equipment, net	$2,127	$1,763

Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended September 30, 2025 and 2024 was $133 million and $96 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $365 million and $264 million, respectively.

(8) Derivative Contracts

Derivatives Designated as Hedging Instruments

We enter into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues. These forward contracts are recorded at fair value and have maturities of up to 34 months. We had outstanding cash flow hedges with total notional values of $1.8 billion and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.

The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

Condensed Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$4	$55
Other assets	$2	$10

Accrued expenses and other current liabilities	$(60)	$(1)
Other long-term liabilities	$(22)	$—

As of September 30, 2025, approximately $56 million of the pre-tax derivative losses from accumulated other comprehensive income (loss) is expected to be recognized in subscription revenues within the next 12 months.

All hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues were a loss of $16 million and $24 million for the three and nine months ended September 30, 2025, respectively, and a loss of $2 million and a gain of $3 million for the three and nine months ended September 30, 2024, respectively. There was no ineffectiveness in the Company’s cash flow hedging program for each of the three and nine months ended September 30, 2025 and 2024.

Derivatives not Designated as Hedging Instruments

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other income (expense), net on the condensed consolidated statements of comprehensive income. For the periods ended September 30, 2025 and December 31, 2024, we had foreign currency forward contracts with total notional values of $3.0 billion and $2.2 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of September 30, 2025 and December 31, 2024. The gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other income (expense), net of $100 million, primarily offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $114 million for the nine months ended September 30, 2025. The gains (losses) recognized for foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for the three months ended September 30, 2025 and each of the three and nine months ended September 30, 2024. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the condensed consolidated statements of cash flows.

All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

(9) Supply Chain Finance Program

Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution acting as our paying agent. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. Participating suppliers negotiate their sales of receivables directly with the financial institution at their sole discretion and we have no economic interest in a supplier’s decision to participate in the SCF program. We do not have pledged assets or other guarantees under our SCF program. Our outstanding payment obligations to suppliers participating in the SCF program totaled $32 million as of September 30, 2025. These obligations are included in accounts payable in our condensed consolidated balance sheets and all activity related to these obligations is presented within operating activities in our condensed consolidated statements of cash flows.

(10) Deferred Revenue and Performance Obligations

Revenues recognized from beginning period deferred revenue during the three months ended September 30, 2025 and 2024 were $3.0 billion and $2.5 billion, respectively, and $6.1 billion and $5.1 billion for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, the total non-cancellable RPO under our contracts with customers was $24.3 billion and we expect to recognize revenues on approximately 47% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(11) Debt

For the periods ended September 30, 2025 and December 31, 2024, the carrying value of our outstanding debt was $1,491 million and $1,489 million, respectively, net of unamortized debt discount and issuance costs of $9 million and $11 million, respectively.

We consider the fair value of the 2030 Notes at September 30, 2025 and December 31, 2024 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,314 million and $1,247 million at September 30, 2025 and December 31, 2024, respectively.

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

(12) Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2024	$50	$(27)	$(91)	$(68)
Other comprehensive (loss) income before reclassifications	(139)	26	140	27
Amounts reclassified from accumulated other comprehensive loss	24	—	—	24
Net current period other comprehensive (loss) income	(115)	26	140	51
Balance as of September 30, 2025	$(65)	$(1)	$49	$(17)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total

Balance as of December 31, 2023	$—	$(39)	$2	$(37)
Other comprehensive (loss) income before reclassifications	(27)	44	3	20
Amounts reclassified from accumulated other comprehensive loss	(3)	—	—	(3)
Net current period other comprehensive (loss) income	(30)	44	3	17
Balance as of September 30, 2024	$(30)	$5	$5	$(20)

(13) Stockholders' Equity

Common Stock

We are authorized to issue a total of 600 million shares of common stock as of September 30, 2025. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2025, we had 208 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

September 30, 2025
Stock plans:
Options outstanding	882
RSUs(1)	5,456
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	7,668
Amended and Restated 2012 Employee Stock Purchase Plan(2)	7,779
Total shares of common stock reserved for future issuance	21,785
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 14.
(2)Refer to Note 14 for a description of these plans.

During the nine months ended September 30, 2025 and 2024, we issued a total of 1.9 million and 2.1 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).

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

During the three and nine months ended September 30, 2025, the Company repurchased 0.6 million and 1.3 million shares of its common stock for $584 million and $1,243 million, respectively. During the three and nine months ended September 30, 2024, the Company repurchased 0.3 million and 0.5 million shares of its common stock for $225 million and $400 million, respectively. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of September 30, 2025, approximately $2.0 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.

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

Stock Options

A summary of stock option activity for the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding as of December 31, 2024	948	$619.43
Exercised	(35)	$597.37		$11
Forfeited	(31)	$655.65
Outstanding as of September 30, 2025	882	$619.01	5.8	$266
Vested and expected to vest as of September 30, 2025	850	$616.48	5.8	$258
Vested and exercisable as of September 30, 2025	510	$569.35	5.5	$179

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

The total fair value of stock options vested during the nine months ended September 30, 2025 was $26 million. No stock options were granted during the nine months ended September 30, 2025.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met, but no earlier than two years from date of grant. The performance and market conditions must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. During the nine months ended September 30, 2025, the fourth tranche was vested based on the achievement of both the performance and market conditions.

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

As of September 30, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $1 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2025 was less than one year.

RSUs

A summary of RSU activity for the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding as of December 31, 2024	5,788	$630.10
Granted	2,394	$987.44
Vested	(2,229)	$635.60
Forfeited	(497)	$703.06
Outstanding as of September 30, 2025	5,456	$778.03
Expected to vest as of September 30, 2025	4,915

RSUs outstanding as of September 30, 2025 were comprised of 5.1 million RSUs with only service conditions and 0.4 million RSUs with both service conditions and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $2.1 billion for the nine months ended September 30, 2025. As of September 30, 2025, the aggregate intrinsic value of RSUs outstanding was $5.0 billion and RSUs expected to vest was $4.5 billion.

PRSUs have service, performance and market vesting conditions. The ultimate number of shares eligible to vest range from 0% to 200%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2025 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year.

We recognized $119 million and $106 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $3.4 billion, and the weighted-average remaining vesting period was approximately three years.

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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$502	$432	$1,347	$1,041
Denominator:
Weighted-average shares outstanding - basic	207,630	206,158	207,192	205,639
Weighted-average effect of potentially dilutive securities:
Common stock options, RSUs and ESPP obligations	1,875	2,394	2,178	2,365
Weighted-average shares outstanding - diluted	209,505	208,552	209,370	208,004
Net income per share - basic	$2.42	$2.09	$6.50	$5.06
Net income per share - diluted	$2.40	$2.07	$6.43	$5.00
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	2,387	1,082	2,418	2,715

(16)  Provision for Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.

Our income tax provision was $192 million and $373 million for the three and nine months ended September 30, 2025, respectively, and $84 million and $234 million for the three and nine months ended September 30, 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.
We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2025, our tax years 2004 to 2024 remain subject to examination in most jurisdictions.

Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.

On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three months ended September 30, 2025. The Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.

(17) Commitments and Contingencies

Operating Leases

For some of our offices and data centers, we have entered into non-cancellable operating lease agreements with various expiration dates through 2036. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.

Total operating lease costs were $37 million and $109 million for the three and nine months ended September 30, 2025, respectively, and $33 million and $98 million for the three and nine months ended September 30, 2024, respectively.

For the nine months ended September 30, 2025 and 2024, total cash paid for amounts included in the measurement of operating lease liabilities was $80 million and $61 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $195 million and $21 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the weighted-average remaining lease term is approximately eight years, and the weighted-average discount rate is 4%.

Maturities of operating lease liabilities as of September 30, 2025 are presented in the table below (in millions):

Fiscal Period:
Remainder of 2025	$35
2026	142
2027	139
2028	138
2029	130
Thereafter	488
Total operating lease payments	1,072
Less: imputed interest	(161)
Present value of operating lease liabilities	$911

Other Commitments

Other contractual commitments primarily consist of data center and IT operations, cloud services and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the nine months ended September 30, 2025 that were outside the ordinary course of business. We have entered into various non-cancellable agreements with cloud service providers, under which we have committed to spend an aggregate of approximately $4.8 billion through 2030 on cloud services. As of September 30, 2025, we have remaining payments under these agreements of approximately $180 million for the remainder of fiscal 2025, $340 million in fiscal 2026, $330 million in fiscal 2027, $500 million in fiscal 2028, $630 million in fiscal 2029 and $2.8 billion in 2030. Payment schedules vary from the timing of actual service consumption. In addition, we have entered into a non-cancellable agreement with an information technology equipment provider, under which we have committed to spend $1.9 billion through 2028 on capital expenditures to expand our data centers.

In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 11 for further information regarding our 2030 Notes.

Further, $102 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2025.

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

(18)  Segment and Geographic Information

Segment Information

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, other income (expense), net and the provision for income taxes, which are reflected in the condensed consolidated statements of comprehensive income.

Geographic Information

Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America(1)	$2,133	$1,778	$6,102	$5,080
EMEA(2)	873	700	2,489	2,037
Asia Pacific and other	401	319	1,119	910
Total revenues	$3,407	$2,797	$9,710	$8,027

Property and equipment, net by geographic area were as follows (in millions):

	September 30, 2025	December 31, 2024
North America(3)	$1,331	$1,144
EMEA(2)	532	428
Asia Pacific and other	264	191
Total property and equipment, net	$2,127	$1,763

(1)Revenues attributed to the United States were 94% of North America revenues for each of the three and nine months ended September 30, 2025 and 2024.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were 81% and 79% of property and equipment, net attributable to North America as of September 30, 2025 and December 31, 2024, respectively.

(19) Subsequent Event

On October 29, 2025, we announced that our Board of Directors approved a 5-for-1 split of our common stock, with a proportionate increase in authorized shares of common stock. The stock split and increase in authorized shares of common stock, to be effected by an Amended and Restated Certification of Incorporation, is subject to shareholder approval at a Special Meeting of Shareholders scheduled to take place on December 5, 2025.

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

We are closely monitoring the ongoing conflicts in Russia/Ukraine and the Middle East. While these events are still evolving and the outcomes remain highly uncertain, we do not believe these conflicts will have a material impact on our business and results of operations. However, if the conflicts continue or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in these regions represented an immaterial portion of our net assets as of September 30, 2025 and December 31, 2024, and of our total consolidated revenues for each of the three and nine months ended September 30, 2025 and 2024.

Additionally, other macroeconomic events, including interest rates, global inflation, the U.S. government shutdown and tariffs, have led to economic uncertainty in the global economy. To mitigate risk, our cash and cash equivalents are distributed across several large financial institutions and are not concentrated in one financial institution. We have not experienced any impact to our liquidity or to our current and projected business operations and financial condition due to recent macroeconomic events. Further, we have policy restrictions on the types of securities that can be purchased as part of our available-for-sale debt securities portfolio. These restrictions take industry and company concentration limits into consideration among other things. We will continue to monitor the direct and indirect impact of macroeconomic events on our business and financial results.

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

As of September 30, 2025, our RPO was $24.3 billion, of which 47% represented cRPO. RPO and cRPO increased by 24% and 21%, respectively, compared to September 30, 2024. Factors that may cause our RPO to vary from period to period include the following:

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

Number of customers with ACV greater than $5 million. We count the total number of customers with annual contract value (“ACV”) greater than $5 million as of the end of the period. We had 553 and 469 customers with ACV greater than $5 million as of September 30, 2025 and 2024, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $5 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $5 million. We believe information regarding the total number of customers with ACV greater than $5 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Now Platform.

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

	Nine Months Ended September 30,		% Change
	2025	2024

	(dollars in millions)
GAAP net cash provided by operating activities	$3,206	$2,632	22%
Purchases of property and equipment	(630)	(599)	5%
Business combination and other related costs	28	22	27%
Non-GAAP free cash flow	$2,604	$2,055	27%

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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
GAAP income from operations	$572	$418	37%	$1,381	$990	39%
Stock-based compensation	492	426	15%	1,461	1,292	13%
Amortization of purchased intangibles	33	23	43%	79	71	11%
Business combination and other related costs	19	5	280%	44	30	47%
Impairment of assets	—	—	—%	30	—	100%
Severance costs	24	—	100%	53	—	100%
Non-GAAP income from operations	$1,140	$872	31%	$3,048	$2,383	28%

Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 97% for the three months ended September 30, 2025 and 98% for the nine months ended September 30, 2025 and each of the three and nine months ended September 30, 2024. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.

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

We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 78% of our total revenues for each of the three and nine months ended September 30, 2025 and 2024. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.

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

Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 33% for each of the three and nine months ended September 30, 2025 and 27% and 21% for the three and nine months ended September 30, 2024, respectively.

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

 Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three and nine months ended September 30, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$3,299	$2,715	22%	$9,417	$7,780	21%
Professional services and other	108	82	32%	293	247	19%
Total revenues	$3,407	$2,797	22%	$9,710	$8,027	21%
Percentage of revenues:
Subscription	97%	97%		97%	97%
Professional services and other	3%	3%		3%	3%
Total	100%	100%		100%	100%

Subscription revenues increased by $584 million and $1,637 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $104 million and $81 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2025 and 2024, respectively, and $370 million and $275 million during the nine months ended September 30, 2025 and 2024, respectively.

We expect subscription revenues for the year ending December 31, 2025 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2024.

Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2025 are based on the 30-day average of foreign exchange rates for September 30, 2025.

Professional services and other revenues increased by $26 million and $46 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to an increase in services and trainings provided to new and existing customers.

We expect professional services and other revenues for the year ending December 31, 2025 to increase in absolute dollars and to remain relatively flat as a percentage of revenue compared to the year ended December 31, 2024.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$666	$496	34%	$1,852	$1,406	32%
Professional services and other	108	88	23%	297	250	19%
Total cost of revenues	$774	$584	33%	$2,149	$1,656	30%
Gross profit (loss) percentage:
Subscription	80%	82%		80%	82%
Professional services and other	—%	(7%)		(1%)	(1%)
Total gross profit percentage	77%	79%		78%	79%
Gross profit	$2,633	$2,213		$7,561	$6,371

Cost of subscription revenues increased by $170 million and $446 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses, increased by $77 million and $221 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. Depreciation expense related to infrastructure hardware equipment and expenses associated with software, maintenance, third-party cloud services and other costs, which together support the expansion of data center capacity, increased by $75 million and $201 million, respectively, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

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

Our subscription gross profit percentage was 80% for each of the three and nine months ended September 30, 2025 and 82% for each of the three and nine months ended September 30, 2024. We expect our subscription gross profit percentage to decrease slightly for the year ending December 31, 2025 compared to the year ended December 31, 2024.

Cost of professional services and other revenues increased by $20 million and $47 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily driven by an increase in partner ecosystem spend to further help accelerate customer value realization.

Our professional services and other gross loss percentage improved to break-even for the three months ended September 30, 2025 compared to 7% for the three months ended September 30, 2024, primarily driven by timing of professional services engagements, resulting in increased partner and internal utilization. Our professional services and other gross loss percentage was 1% for each of the nine months ended September 30, 2025 and 2024. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2025 compared to the year ended December 31, 2024.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Sales and marketing	$1,056	$944	12%	$3,238	$2,827	15%
Percentage of revenues	31%	34%		33%	35%

Sales and marketing expenses increased by $112 million and $411 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $71 million and $274 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. Amortization expenses associated with deferred commissions increased by $21 million and $49 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $7 million and $50 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to increased program costs and travel costs for our annual Knowledge user conference.

We expect sales and marketing expenses for the year ending December 31, 2025 to increase in absolute dollars and to decrease as a percentage of revenue compared to the year ended December 31, 2024, as we continue to see leverage from increased sales productivity and marketing efficiencies.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Research and development	$750	$626	20%	$2,187	$1,875	17%
Percentage of revenues	22%	22%		23%	23%

Research and development (“R&D”) expenses increased by $124 million and $312 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $112 million and $280 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024.

We expect R&D expenses for the year ending December 31, 2025 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2024, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
General and administrative	$255	$225	13%	$755	$679	11%
Percentage of revenues	7%	8%		8%	8%

General and administrative (“G&A”) expenses increased by $30 million and $76 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to increased headcount, resulting in an increase in personnel-related costs, including stock-based compensation and an increase in outside services. The remaining increase for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to impairment of assets of $30 million.

We expect G&A expenses for the year ending December 31, 2025 to increase in absolute dollars and to remain relatively flat as a percentage of revenue compared to the year ended December 31, 2024, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$78	$64	22%	$222	$184	21%
Professional services and other	11	11	—%	33	35	(6%)
Operating expenses:
Sales and marketing	141	144	(2%)	444	419	6%
Research and development	203	150	35%	584	479	22%
General and administrative	59	57	4%	178	175	2%
Total stock-based compensation	$492	$426	15%	$1,461	$1,292	13%
Percentage of revenues	14%	15%		15%	16%

Stock-based compensation increased by $66 million and $169 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily due to additional grants to current and new employees.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2025, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2025 as we continue to issue stock-based awards to our employees, but decrease slightly as a percentage of revenue compared to the year ended December 31, 2024. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

Foreign Currency Exchange

Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% of total revenues for each of the three and nine months ended September 30, 2025 and 36% and 37% for the three and nine months ended September 30, 2024, respectively.

We primarily transact in certain foreign currencies for sales outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our revenues for the three and nine months ended September 30, 2025.

In addition, we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our expenses for the three and nine months ended September 30, 2025.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Interest income	$115	$108	6%	$346	$313	11%
Percentage of revenues	3%	4%		4%	4%

Interest income increased by $7 million and $33 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily driven by an increase in investment income from our managed portfolio resulting from higher portfolio balances.

Other Income (Expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Interest expense	$(6)	$(6)	—%	$(18)	$(18)	—%
Other	13	(4)	(425%)	11	(10)	(210%)
Other income (expense), net	$7	$(10)	(170%)	$(7)	$(28)	(75%)
Percentage of revenues	—%	—%		—%	—%

Other income increased by $17 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and other expense decreased by $21 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by unrealized gains on strategic investments.

To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other income (expense), net of $100 million, primarily offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $114 million for the nine months ended September 30, 2025. The gains (losses) recognized for foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for the three months ended September 30, 2025 and each of the three and nine months ended September 30, 2024.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024

	(dollars in millions)			(dollars in millions)
Income before income taxes	$694	$516	34%	$1,720	$1,275	35%
Provision for income taxes	$192	$84	129%	$373	$234	59%
Effective tax rate	28%	16%		22%	18%

Our income tax provision was $192 million and $373 million for the three and nine months ended September 30, 2025, respectively, and $84 million and $234 million for the three and nine months ended September 30, 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three months ended September 30, 2025. The Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.

Liquidity and Capital Resources

We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and expend cash outflows to develop new services and core technologies that further enhance the Now Platform, engage our customers and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced an average renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements, including cloud services that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2025. When assessing sources of liquidity, we also include cash and cash equivalents, marketable securities and long-term marketable securities totaling $9.7 billion as of September 30, 2025.

Our capital requirements are principally comprised of capital expenditures to support data center capacity expansion, non-contract workforce salaries, bonuses, commissions and benefits and, to a lesser extent, cancellable and non-cancellable licenses, operating leases and services arrangements that are integral to our business operations. We also acquire technology and businesses to expand our service offerings and functionality. Operating lease obligations totaling $1,072 million are principally associated with leased facilities and have varying maturities with $672 million due over the next five years.

Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. As of September 30, 2025, our outstanding payment obligations to suppliers participating in the SCF program totaled $32 million. These obligations are included in accounts payable in our condensed consolidated balance sheets, and all activity related to these obligations is presented within operating activities in the condensed consolidated statements of cash flows.

We may repurchase our shares of common stock in the open market, in privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock and authorized an additional $3.0 billion in repurchases under the program in January 2025. During the three and nine months ended September 30, 2025, the Company repurchased 0.6 million and 1.3 million shares of our common stock for $584 million and $1,243 million, respectively. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of September 30, 2025, approximately $2.0 billion of the authorized amount under the share repurchase program remained available for future repurchases.

We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”).

Our operating cash flows, together with our other sources of liquidity, are available to service our liabilities as well as our cancellable and non-cancellable arrangements. We anticipate cash flows generated from operations, cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to meet our liquidity needs for at least the next 12 months. As we look beyond the next 12 months, we seek to continue to grow cash flows necessary to fund our operations and grow our business. If we require additional capital resources, we may seek to finance our operations from the current funds available or additional equity or debt financing.

	Nine Months Ended September 30,
	2025	2024

	(dollars in millions)
Net cash provided by operating activities	$3,206	$2,632
Net cash used in investing activities	$(1,191)	$(1,763)
Net cash used in financing activities	$(1,601)	$(872)
Net increase (decrease) in cash, cash equivalents and restricted cash	$424	$(11)

Operating Activities

Net cash provided by operating activities was $3,206 million for the nine months ended September 30, 2025 compared to $2,632 million for the nine months ended September 30, 2024. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.

Investing Activities

Net cash used in investing activities was $1,191 million for the nine months ended September 30, 2025 compared to $1,763 million for the nine months ended September 30, 2024. The net decrease in cash used in investing activities was primarily due to a $1,619 million decrease in net purchases of marketable securities, partially offset by a $871 million increase in purchases of strategic investments, a $133 million increase in business combinations and a $31 million increase in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $1,601 million for the nine months ended September 30, 2025 compared to $872 million for the nine months ended September 30, 2024. The net increase in cash used in financing activities is due to an increase in repurchases of common stock of $843 million and a $103 million increase in taxes paid related to net share settlement of equity awards, offset by a $184 million decrease in business combination related to the second installment payment in the acquisition of G2K Group GmbH and a $33 million increase in proceeds from employee stock plans.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2025, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Equity Securities

On September 26, 2025, the Company issued an additional 609 shares of ServiceNow common stock pursuant to a post-closing price adjustment in connection with the acquisition of Logik.io Inc. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder.

Purchases of Equity Securities

Share repurchases of the Company’s common stock for the three months ended September 30, 2025 were as follows:

			Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1) (in billions)
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share
July 1 - 31	69	$982.01	69	$2.54
August 1 - 31	416	884.41	416	2.17
September 1 - 30	159	929.44	159	2.02
Third Quarter 2025	644	$906.00	644	$2.02

(1) On May 16, 2023, the board of directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock. In January 2025, our board of directors authorized an additional $3.0 billion in repurchases under the share repurchase program.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, the following Section 16 officer adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c):

•Paul Chamberlain, a member of our board of directors, adopted a trading plan on August 29, 2025. The plan, which expires August 14, 2026, provides for the sale of 1,200 shares of our common stock.
•Gina Mastantuono, our Chief Financial Officer, adopted a trading plan on August 28, 2025. The plan, which expires May 26, 2026, provides for the sale of (i) up to 3,700 shares of our common stock and (ii) up to 100% of the net shares resulting from the vesting of 13,136 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares are net of tax withholding.

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

SERVICENOW, INC.

Date: October 29, 2025	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2025	By:	/s/ Gina Mastantuono
Gina Mastantuono
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2025	By:	/s/ Kevin McBride
Kevin McBride
Chief Accounting Officer
(Principal Accounting Officer)