Form 10-K
period 2025-12-31
ServiceNow, Inc.
filed 2026-01-29
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
Based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, the aggregate market value of its shares held by non-affiliates was approximately $175.7 billion.
As of January 23, 2026, there were approximately 1,046 million shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (Proxy Statement) to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Item 1. Business

Overview
ServiceNow delivers solutions that help public and private organizations govern, secure and manage artificial intelligence and digitalize and streamline workflows to drive collaboration, productivity and better experiences across the enterprise. We offer an innovative suite of products, including AI-powered applications, and services designed to automate workflows, integrate systems and empower employees, regardless of existing systems, cloud environments or collaboration tools. At the core of these solutions is the ServiceNow AI Platform, a robust, cloud-based platform that facilitates comprehensive delivery of seamless workflows and drives digital transformation across all departments and personas within an organization.
With the emergence of artificial intelligence, organizations are under pressure from their stakeholders to accelerate growth and achieve unprecedented productivity improvements. To meet these demands, they are prioritizing the digitalization and modernization of their workflows through AI-powered automation. At the same time, they are seeking secure and reliable tools to manage the heightened risks associated with AI innovation and ensure measurable returns on investment. ServiceNow addresses these evolving organizational needs by providing solutions that help organizations govern, secure, and manage artificial intelligence, while optimizing their workflows.

We operate in a dynamic and rapidly evolving technology landscape characterized by the accelerating adoption of artificial intelligence and machine learning capabilities across enterprise software. While this period of technological transformation presents both opportunities and uncertainties reminiscent of prior inflection points—such as the shift from on-premises to cloud computing in the early 2010s and the advent of mobile computing before that—we believe our established market position, deep customer relationships, and platform capabilities position us favorably to capitalize on these emerging needs. We have invested in understanding evolving customer requirements through ongoing dialogue with our customer base, which spans diverse industries and use cases, and we have developed our platform to address the practical challenges enterprises encounter when

2025 Annual Report	1

Part I
implementing AI-enabled automation within mission-critical business processes while maintaining security, governance and operational continuity.

A critical insight emerging from this technological shift is that AI excels at analyzing data and generating information, but transforming that information into business outcomes requires infrastructure that can orchestrate action across systems, enforce governance policies, and manage complex workflows. AI models can identify patterns, make recommendations, and surface insights, but they cannot independently execute transactions, route approvals, update systems of record, or support compliance with business rules and regulatory requirements. Our platform addresses this fundamental gap by providing the underlying infrastructure that connects AI-generated insights to the operational systems and processes where work actually gets done. This capability—to direct, control, and manage what happens after information is generated—represents a substantial portion of the value enterprises seek when adopting AI technologies.

Several factors contribute to our competitive positioning in this environment. Our two decades partnering with enterprise customers provide us with a deep understanding of how work actually flows across organizations—across departments, systems and organizational silos. We have developed expertise in the operational processes specific to different industries, functional areas and user roles, knowledge that cannot be readily replicated and that proves essential when designing solutions that must integrate with existing workflows rather than replace them. This institutional knowledge enables us to build cross-functional workflows that reflect the practical realities of how enterprises operate, rather than idealized process models. Building on this foundation, our platform’s architecture, developed over years of iteration with customer feedback, allows organizations to deploy AI-enhanced workflows without replacing their existing technology infrastructure or disrupting established processes. We bridge the gap between AI's analytical capabilities and the execution layer where business processes operate, providing the connective tissue that turns insights into outcomes. Equally important, our experience operating a software-as-a-service platform at scale gives us operational expertise in maintaining reliability, security, and performance standards that enterprise customers require, particularly as they entrust increasingly critical functions to AI-enabled systems.

While competitors are actively developing AI capabilities and several entrants have emerged with point solutions focused on data analysis and information generation, we believe many face challenges in delivering the comprehensive integration, workflow orchestration, governance frameworks, and enterprise-grade reliability that our customers require to operationalize AI insights. The AI era has not eliminated—and has arguably intensified—the fundamental need for platforms that can unify disparate systems, maintain data integrity, ensure regulatory compliance, enforce business logic, and provide consistent execution across complex organizational processes.

We recognize that technological transitions create both opportunity and risk. Competitive dynamics may shift as new approaches emerge and customer preferences evolve. However, we believe our established customer relationships, platform investments, and operational experience in workflow orchestration and systems integration provide meaningful advantages as enterprises navigate this transformation. Our strategy focuses on continuing to understand and meet customer needs as they adopt AI technologies, applying our ability to deliver integrated solutions that address the practical complexities of converting AI-generated insights into controlled, governed business outcomes.

Part I
Our Platform
The ServiceNow AI Platform (our “Platform”) connects people, processes and data to break down silos and simplify complex business processes, increasing flexibility, scalability and extensibility. Our one platform architecture provides the foundation for organizations to seamlessly integrate AI, data, and workflows and create intelligent processes across their enterprise.
AI. Our Platform’s integrated AI offering, Now Assist, empowers organizations to boost productivity by providing a range of AI tools. These tools operate autonomously with human oversight and adhere to predefined guardrails. Organizations can select the tools that best align with their unique AI transformation needs. To illustrate, organizations can choose to leverage ServiceNow’s language models or integrate third-party or proprietary models. Depending on the selected model, they can process different types of data, such as text, images, audio and video. They can also trust that the selected models are tested to confirm they will perform as intended on our Platform, as all integrated models are regularly evaluated on Platform-representative data. Additionally, organizations can choose to rapidly deploy thousands of out-of-the-box ServiceNow AI agents, integrate AI agents built into third-party applications, or create custom AI agents on our Platform using natural language. These options allow for flexible AI agent workflow orchestration in a wide range of use cases, making AI agents accessible to users with varying technical expertise. AI agents developed using our solutions follow a human-in-the-loop governance model. This allows developers to retain control of application changes while benefiting from AI assistance. We also offer governance tools designed to help manage these AI agents and other AI-powered products. Our AI governance tools include integrated monitoring and guardrails, as well as dataset creation management, benchmarking and performance analytics capabilities. They offer organizations greater visibility into their AI adoption, usage and performance. These tools provide organizations confidence that they are building, testing and deploying AI use cases and applications responsibly as they operationalize their AI strategy.
Data. Our Platform’s single data fabric and integrated data layer, enabled by our Workflow Data Fabric and RaptorDB products, supports organizations’ operationalization of their AI strategy with speed, scale and security. Our data fabric’s architecture also provides our Platform flexibility to create intuitive, efficient and seamless workflows aligned with business needs. For example, our Platform’s data fabric can connect to external data sources in real-time without moving or copying data from its source and map those connections to its single data model, which creates a seamless user experience. AI-enabled tools for the data layer can also help deliver precise, context-aware insights by linking people, processes and systems. By connecting a wide variety of data and systems, our Platform enables a single process flow across people and functions. These capabilities allow the front, middle and back offices to coordinate and address end user requests quickly and effectively.
Workflows. Through its orchestration capabilities, our Platform manages complex, cross-functional workflows end-to-end. For example, an organization’s entire employee onboarding workflow, which spans across both internal and external functions, can be managed by our Platform. AI agents can autonomously trigger information technology (“IT”) provisioning, payroll setup, compliance checks and facilities access – coordinating tasks, monitoring progress and resolving exceptions without human intervention, if desired. Because our AI agents can access required information and understand the context of requests in a single environment, employees can complete their onboarding without contacting multiple departments. Additionally, with our acquisition of Moveworks, Inc. we have strengthened our enterprise workflow automation on our Platform by integrating advanced enterprise search and front-end virtual agent technology. The advanced machine learning, conversational interface, natural language comprehension and broad integration capabilities of this technology help organizations and their employees handle service requests automatically, retrieve information quickly using AI, and complete tasks across diverse business applications, enhancing overall workflow experience.
Together, these AI, data and workflow capabilities support our broad portfolio of products on our Platform.

2025 Annual Report	3

Part I
Our Products
Our products are grouped into four areas: Technology, Customer Relationship Management (“CRM”) and Industry, Core Business, and Creator and Other. We release two major Platform upgrades each year, adding new products and functionality that simplify work and enhance productivity.

Technology	Core Business

Our Technology products help companies unite technology, risk management and security operations on a single platform to deliver modern and resilient digital services aligned to an organization’s priorities.

Our Core Business products support processes across HR, legal, finance, supply chain and facilities, helping organizations improve productivity, increase employee satisfaction and fuel business growth.

CRM and Industry	Creator and Other

Our CRM and Industry products help organizations integrate front-end customer service functions with operations, field service resources, sales processes and order management, and provide workflows tailored for specific industries.
Our Creator and Other products help organizations rapidly develop and manage cross-enterprise workflows using AI-powered, low-code development tools, as well as manage data privacy and security.

Part I

Our Technology products help IT departments serve customers, manage IT infrastructure, identify and remediate security vulnerabilities and threats, increase visibility across IT resources and asset lifecycles, optimize IT costs and reduce time spent on administrative tasks. These products also drive enterprise-wide outcomes, as well as support our CRM and Industry and Core Business products. For example, a global energy company implemented a suite of our Technology products, including IT Operations Management (“ITOM”), IT Service Management (“ITSM”), and Risk Management (“RM”), along with Now Assist, to consolidate multiple employee portals into a single AI-powered portal serving over 50,000 employees in more than 10 languages. The solution saved the customer thousands of working hours, resulting in a substantial and immediate reduction in service desk requests.
Asset Management
Asset Management products include IT Asset Management and Enterprise Asset Management. IT Asset Management helps manage the lifecycle of software, hardware and cloud-based IT assets. It is commonly used for software audits, cloud financial operations and hardware inventory processes. Similarly, Enterprise Asset Management helps manage the lifecycle of physical business assets. It helps organizations manage asset planning, deployment, maintenance and retirement. Both products offer comprehensive analytics regarding the financial, contractual and inventory aspects of an organization’s assets.
Now Assist and AI agents for Asset Management help summarize software compliance requirements and recommend actions to avoid potential costs based on software utilization information. For physical business assets, these tools can identify and locate items to fulfill requests, automate approval decisions where desired and execute asset transfers or orders.

2025 Annual Report	5

Part I
IT Operations Management
IT Operations Management, or ITOM, identifies, monitors and manages a customer’s physical and cloud-based IT infrastructure. It can simultaneously identify issues from a customer’s IT infrastructure (e.g., physical servers) and digital components (e.g., email), which helps organizations better manage potential disruptions to business services. ITOM also maintains a single record of all IT configurable items, providing organizations better control over on-premises or cloud-based infrastructures while orchestrating key processes and tasks.
Now Assist and AI agents for ITOM simplify complex technical language into easy-to-understand descriptions and provide quick resolution recommendations to IT operations issues. When integrated with our other products such as IT Service Management, ITOM AI agents can help support an organization’s goals to achieve autonomous IT management to help reduce the risk of outages, improve productivity and enhance service reliability.
IT Service Management
IT Service Management, or ITSM, provides predictive intelligence, incident management and response, routine task and request automation, performance analytics and process optimization. ITSM’s real-time tracking and validation enable quick, controlled IT service deployment for change management, development and operations, which helps organizations manage their IT risk and regulatory requirements. ITSM also includes integrated knowledge management and collaboration tools to streamline issue resolution. By adopting ITSM, organizations can optimize their IT operations, reduce downtime, mitigate risks and drive down costs, with an aim to improve employee and customer experiences.
Now Assist and AI agents for ITSM can help automate incident triage, generate summaries and provide intelligent resolution recommendations. These tools reduce routine work for IT staff, allowing them to focus on higher-value activities.
Operational Technology Management
Operational Technology (“OT”) Management products provide visibility and context into technology assets used for operational purposes and devices connected to those assets. They help organizations with OT vulnerability management, issue resolution and lifecycle management. For example, when an OT issue is identified, it provides operators with the business context to assess its criticality and then triggers incident management, so the appropriate team can resolve it at the right time.
Now Assist for OT Management can summarize incident history to support faster resolution. After incident closure, these tools can also generate solution notes or knowledge-based articles to help reduce administrative work and capture resolution steps for future use.
Risk Management
Risk Management, or RM, products, formerly known as Integrated Risk Management, provide capabilities to manage enterprise-wide risks, including those related to compliance, operational resilience, cyber, technology, business continuity, corporate sustainability, privacy and reliance on third parties. RM products also include the AI Control Tower, a dashboard designed to offer organizations a comprehensive view of their AI governance status. This tool delivers insight into an organization’s compliance metrics, risk scores, and performance data, enabling effective monitoring and optimization of AI workflows. These solutions integrate risk management and compliance into daily operations, helping provide real-time visibility, quick issue resolution and resilient risk administration.

Part I
Now Assist and AI agents for RM can be configured by a customer to summarize issue and risk assessments, rationalize control objectives, identify control gaps and map regulations to an organization’s controls. These tools can also analyze historical data to identify similar issues, recommend actions and assign owners. They help improve an organization’s ability to respond and address potential threats before they escalate, making risk and compliance operations more efficient and effective.
Security Operations
Security Operations products help organizations address security incidents and vulnerabilities. By identifying and prioritizing threats based on their potential impact and integrating both internal and third-party security and vulnerability data, these products can provide an organization’s security function greater visibility and control of potential threats. These capabilities help simplify and automate threat and vulnerability management, making responses more efficient and helping organizations reduce risks.
Now Assist and AI agents for Security Operations allows security analysts to use natural language to interact with AI agents. These tools provide context-aware insights and targeted recommendations to support security incident resolution, vulnerability assessments, and security operations metric analysis. They help improve productivity, accelerate issue resolution and offer security leaders enhanced visibility into their organization’s security posture and performance.
Strategic Portfolio Management
Strategic Portfolio Management (“SPM”) helps organizations plan, visualize and track value realization across their portfolio of projects, initiatives and digital assets. It helps organizations align their strategy with their investments and operations to drive desired outcomes.
Now Assist and AI agents for SPM help replace cumbersome intake forms with a conversational interface that intelligently summarizes business demands, documents and feedback from stakeholders and turn them into actionable insights. These tools allow organizations to uncover and prioritize tasks that can accelerate strategy and realization of value on their investments.

2025 Annual Report	7

Part I

Our CRM and Industry products go beyond traditional CRM by orchestrating end-to-end workflows across front, middle and back-office functions. These products help manage customer interactions from initial quote to deal closure, while also supporting order fulfillment, case management and resolution. Customer representatives and technicians can resolve issues efficiently, while sales teams can manage quoting and deal closure on the same platform. By removing barriers between teams and supporting end-to-end customer service workflows, ServiceNow’s CRM and Industry products help organizations improve customer retention, strengthen loyalty, shorten sales cycles and reduce service delivery costs. These products help organizations provide service through multiple customer channels, deliver proactive support and streamline sales and service processes. As an example, a major digital sports entertainment platform implemented Customer Service Management (“CSM”) with Now Assist to efficiently manage large volumes of customer requests and tailor experiences for customers by categorizing and routing requests based on customer-specific factors. Streamlining these processes reduced response and resolution times, saving their employees tens of thousands of hours annually.
Customer Service Management
Customer Service Management, or CSM, provides customer self-service support across channels, centralizes customer interactions, and directs requests to the appropriate customer representative, all within a unified workspace. It automates complex processes across functions to improve resolution times. CSM enhances customer experience with automated routing, tailored self-service options, and by equipping customer representatives relevant information to resolve issues effectively. It also helps identify and address bottlenecks that may delay service. These capabilities enable organizations to reduce resolution times, increase customer satisfaction and lower operating costs.
Now Assist and AI agents for CSM provide additional efficiency by summarizing cases, chats and calls, suggesting resolution steps, drafting customer communications and generating case closure notes. These tools help shorten time to resolution, reduce case and call volumes and personalize service delivery.

Part I
Field Service Management
Field Service Management (“FSM”) manages planning, scheduling and execution of field service work, allowing technicians to be dispatched through the same platform that manages customer cases. It provides automated workflows to help optimize resource allocation, increase technician productivity and improve first-time resolution rates. It also provides data-driven insights to help organizations monitor field operations, identify service bottlenecks and improve efficiency of field operations.
Now Assist and AI agents for FSM supports intuitive mobile workflows, automated note generation, multilingual knowledge creation and intelligent task generation, extending FSM capabilities. These tools help field teams complete jobs more efficiently, document work more accurately and improve overall service delivery.
Sales and Order Management
Sales and Order Management ("SOM") products help organizations manage sales leads and opportunities, configure quotes for complex deals and automate order delivery and fulfillment on our single, unified platform. SOM products include a configure, price, quote solution that supports complex product offerings, enabling sales teams to estimate deal sizes and quickly generate quotes. Once deals close, SOM captures order details from multiple channels, manages fulfillment across systems and provides tools to help assess the risk of order delays and incomplete order fulfillment. Purchased products and services are visible on each customer's account record, allowing sales and service teams to coordinate customer support, identify additional sales opportunities and support customer retention.
Now Assist and AI agents for SOM help automate lead qualification, provide guidance on complex quote configuration and support issue diagnosis and resolution. These tools streamline routine tasks, increase sales and order fulfillment productivity and reduce time required to complete sales processes.

2025 Annual Report	9

Part I
Industry
We provide solutions designed to address the requirements of specific industries, including financial services, healthcare and life sciences, manufacturing, public sector, retail, technology and telecommunications. These solutions can be enhanced by Now Assist and AI agents. We expect the number of industry-specific offerings to continue to expand to accommodate our customers’ needs.

Financial Services
Financial Services Operations helps banks and insurance institutions orchestrate work across departments, systems and third parties. These capabilities help reduce contact center volumes, accelerate employee productivity, support personalized service and manage regulatory compliance.

Healthcare and Life Sciences
Healthcare and Life Sciences Service Management enables pharmaceutical companies, healthcare providers, and health plan payers. These capabilities help streamline operations, reduce inefficiencies, manage costs and support patient care while maintaining regulatory compliance.

Manufacturing
Manufacturing Commercial Operations helps manufacturers automate sales, support and service processes, integrate order to cash and service operations. These capabilities improve issue resolution, claims processing and revenue generation workstreams.

Public Sector
Public Sector Digital Services provides government organizations with tools to deliver services at scale. These tools help organizations improve employee productivity and support timely and consistent issue resolutions.

Retail
Retail Service Management automates workflows to support retail customer care while Retail Operations simplifies store operations and provides headquarters visibility into store performance. Together, these solutions help improve operational efficiency and reduce costs.

Technology
Technology Provider Service Management, combined with Sales and Order Management, helps technology providers manage sales, delivery, support and customer success across the customer lifecycle, from quote to deal closure. By automating workflows and connecting functions, these solutions help reduce costs and improve service delivery.

Telecom
Telecom Service Management, Network Inventory Management and Telecom Service Operations Management, combined with Sales and Order Management, enables telecom service providers to manage customer service and infrastructure operations across front, middle and back-office functions. These tools help organizations accelerate revenue, reduce costs and improve service efficiency.

Part I

Our Core Business products support processes across human resources (“HR”), legal, finance, facilities, among others, connecting each of these functions with a single suite of products. These products help support employees to quickly access information they need to complete their tasks, provide business experts the relevant information and background they need to take action, and allow team leads to track performance and make process improvements. These products help improve efficiency and user experience by automating repetitive processes and providing transparency across functions. For example, a tax compliance software provider deployed a suite of Core Business products, which included HR Service Delivery (“HRSD”) and Workplace Service Delivery (“WSD”), together with Now Assist, to establish an integrated HR portal and automate routine HR requests. The solution significantly reduced the customer’s total HR case volume and helped resolve over half of their new HR cases within the same day, each day.

HR Service Delivery
HR Service Delivery, or HRSD, products help provide employees and HR teams with quick answers, targeted guidance and streamlined actions on our unified Platform, which also integrates seamlessly with other enterprise systems. HRSD automates routine HR tasks and supports processes such as onboarding, leave management, transfers, offboarding, service requests and career development. These capabilities allow employees to access information efficiently and help enable HR teams to shift focus from administrative tasks to strategic priorities. HRSD is designed to help provide clear guidance for employees and automate HR-related services, reducing costs for organizations.
Now Assist and AI agents for HRSD provide HR service representatives AI-generated case summaries and virtual agent support to resolve issues more efficiently. These tools provide employees conversational AI interactions online or over the phone, personalized answers to questions, and proactive reminders or prompts that help employees complete HR tasks.

2025 Annual Report	11

Part I
Legal and Contract Operations
Legal and Contract Operations (“LCO”) products include Contract Management Pro and Legal Service Delivery, which supports contract management and legal request handling, respectively. Contract Management Pro is designed to work across contract types and departments, integrating with other ServiceNow products to connect legal, procurement, sales and related functions. These integrations help standardize processes, enhance visibility, improve collaboration and reduce contract review time. Legal Service Delivery is designed to centralize intake and tracking of legal matters through automated workflows, replacing fragmented email-based processes. LCO products can also automate responses to frequently asked questions and provide dashboards and reporting to help anticipate demand and allocate resources.
Now Assist and AI agents for LCO can detect non-standard contract language, recommend pre-approved clauses from a library of acceptable terms, glean contract termination and renewal data to support timely management of contract deadlines, and generate summaries of requests and matters. These tools are intended to improve accuracy, reduce risk and simplify tracking of legal work.
Source-to-Pay Operations
Source-to-Pay Operations (“SPO”) connects organizations’ existing enterprise resource planning and procurement systems to support purchasing, supplier management, performance monitoring and accounts payable processes. These capabilities allow organizations to manage costs, negotiate terms, and onboard suppliers quickly.
Now Assist and AI agents for SPO allow employees to initiate sourcing and procurement requests through conversational AI interactions, and AI agents can pre-fill request details and confirm whether requests comply with organizational spending policies and other protocols.
Workplace Service Delivery
Workplace Service Delivery, or WSD, provides tools for managing workplace services, facilities and real estate. WSD supports functions such as space planning and maintenance, visitor management and wayfinding. Integration with intelligent building systems enables improved space utilization and cost efficiency while maintaining safe and accessible work environments.
Now Assist and AI agents for WSD provides employees with a conversational AI interface to help them handle everyday tasks such as booking reservations, requesting workplace services or managing guest access, without having to navigate multiple systems.

Part I

Our Creator products allow organizations to build and customize workflows at scale. These products provide developers with pre-built templates, low-code resources and modular components that support adaptation to changing processes and business models. Other products, such as Workflow Data Fabric, include capabilities for integrating internal and external data in a single, governed model with metadata management, data cataloging and contextual insights to support AI agents, automation and data-driven decision-making.
App Engine
App Engine enables organizations to create enterprise-class workflows using low-code and no-code development tools, supported by AI. App Engine does not require formal coding experience and is designed for scale, security and rapid deployment. Applications developed using App Engine include those that help:
•streamline product development, including milestone tracking and real-time customer feedback collection;
•automate loyalty programs, personalized marketing campaigns, and customer feedback collection, tailored to the retailer's brand and customer base;
•manage supply chain logistics operations, including inventory control and logistics coordination tailored to supply chain networks; and
•automate licensing, contracting and compliance examinations and financial reviews to reduce process times.
App Engine can also be used with Now Assist and AI agents for Creator to quickly create and scale apps on our Platform. Now Assist for Creator includes various natural language AI capabilities, including text-to-code, text-to-flow, text-to-service catalog and text-to-app. Organizations can select among LLMs to train these tools and align with their requirements, with models vetted for reliability and performance.

2025 Annual Report	13

Part I
Platform Privacy and Security
Platform Privacy and Security products provide security, privacy and encryption controls to support protection of sensitive data in the cloud and compliance with applicable regulations. These products enable enforcement of data protection policies and rapid incident response.
Now Assist and AI agents for Platform Privacy and Security enhance these capabilities by auto-classifying data, providing real-time insights into user activity and risk and recommending or initiating protective actions through automated workflows.
RaptorDB
RaptorDB is our high-performance database built to manage workloads at scale. RaptorDB processes high volumes of workflow transactions with low latency and consistent throughput, reducing the need for separate data infrastructure supporting more efficient and scalable workflows. Together with Workflow Data Fabric, these products enable AI-ready data at scale, contextual intelligence and scalable automation across the enterprise.
Workflow Data Fabric
Workflow Data Fabric (“WDF”) provides organizations the ability to use and access a variety of data types—structured or unstructured, streaming or static—both within and outside our Platform. Built on the foundation laid by our legacy Automation Engine product, WDF supports data integrations with a large network of certified partners and a broad set of data integration capabilities, including connecting to real-time external data without copying or moving the data from its source. Additionally, WDF provides users of our Platform with an interface, known as a semantic layer, that helps users interpret and use data to complete tasks without requiring technical knowledge of underlying database structures. With these capabilities, WDF enables organizations to connect, understand and act on any data source, establishing a unified data foundation that supports AI agents, automation and analytics, all of which enhance workflow performance.

Part I

We provide expertise to help organizations achieve operational and strategic objectives. Our customer success offerings support customers throughout their lifecycle, from initial adoption through long-term use of our Platform. These offerings include Customer Support, Professional Services and ServiceNow Impact. Together, they are intended to help customers improve efficiency, increase adoption and derive value from their investment in our Platform.
Customer Support
We provide customers with standard and enhanced support through subscription-based services delivered by technical resources located worldwide. Customers also have access to self-service resources through our support portal, which includes documentation, knowledge-based articles, online training, support forums and case creation tools.
Professional Services
Our professional services delivered directly and through our partners, include design, implementation, architecture and optimization services. These services are intended to help our customers implement and configure our products effectively and maximize the value from their use.
ServiceNow Impact
ServiceNow Impact is offered on a subscription basis and provides customers with software tools, guided plans, and AI-driven recommendations to support adoption of our products. The offering includes monitoring of Platform health, reporting on Platform metrics and access to designated experts and technical support.

2025 Annual Report	15

Part I
Customers
We primarily sell our services to enterprise customers and support enterprise-wide deployments. As of December 31, 2025, we had approximately 8,700 customers across a wide variety of industries. A growing portion of our revenue is generated from sales to government customers. For additional information, see “Risk Factors—Doing business with the public sector and heavily-regulated entities subjects us to risks related to government procurement processes, regulations and contracting requirements.”
Sales and Marketing
We sell our products and services to enterprises across a wide variety of industries through subscription agreements facilitated by our global direct sales organization. In addition to subscription offerings, certain AI and data solutions include a consumption-based pricing component that governs when customer usage exceeds the fixed number of service credits available under the customer’s subscription agreement. We also sell through managed service providers and resale partners.
Our marketing activities consist primarily of customer referrals, digital advertising (including via our website), trade shows, industry events, brand campaigns and press releases. We also host our annual Knowledge user conference, webinars and other user forums, including regional forums, which we call World Forums, where customers and partners participate in sessions on product usage and industry practices.
We continue to invest in sales and marketing to increase market penetration and expand into new geographies. These efforts include growth in both direct and indirect sales channels, investments in professional services and customer support, and development of strategic partnerships.
Partner Ecosystem
We maintain a global network of partners that provide implementation services, industry expertise and complementary technology offerings. Our partner ecosystem includes organizations in our partner program, public cloud service providers, and strategic alliances, among others. Partners help us extend market reach, drive co-innovation, accelerate adoption of our solutions and support solutions tailored to specific industries and customer needs.
We have expanded relationships with technology providers to strengthen our AI capabilities and improve cloud interoperability, including relationships with AWS, Google, Microsoft, and NVIDIA, among others. Additionally, our relationships with global system integrators such as Accenture, Cognizant, Deloitte, EY, Infosys and KPMG, among others, continue to help us expand our business by offering ServiceNow solutions to their customers.

Part I
Our Technology and Operations
We operate a multi-instance architecture that provides each customer with a dedicated application layer and database. This architecture is designed to support availability, scalability, performance, security and customer control. Our cloud infrastructure consists primarily of industry-standard servers, networks and storage components. We deliver our software-as-a-service offering through our own private cloud as well as public cloud service providers, who provide infrastructure-as-a-service, including servers, storage, databases and networking.
Our data centers, along with our environments hosted by public cloud service providers, have been configured in pairs to provide replication, redundancy and high availability. We currently operate data centers in North America, South America, Europe, Asia and Australia, and we regularly evaluate our data center operations and capacity needs in existing and new geographies. We also offer customers the option to deploy our services on dedicated hardware within our data centers.
In addition, our architecture supports deployment in customer-managed data centers or third-party data centers, which may be required to meet certain regulatory or security requirements. While these alternatives may have some limitations relative to our managed cloud and public cloud offerings, a minority of customers use them. We provide standard and enhanced support for these deployments consistent with the support provided to customers using our managed data centers.
Intellectual Property
We rely on a combination of U.S. and international copyright, trade secret, patent and trademark laws, as well as contractual agreements, confidentiality protections and internal procedures, to protect and expand our intellectual property (“IP”) rights. We enter into confidentiality and proprietary rights agreements with employees, partners, vendors, consultants and other third parties, and we limit access to our IP and other proprietary information. We also purchase or license IP and technology for incorporation into our products or services.
We continue to expand our global patent portfolio and other IP rights relevant to our business. Our ability to protect our core technology and IP is an important factor to our success. As of December 31, 2025, we had over 2,000 issued U.S. and foreign patents, including patents acquired from third parties, and had over 580 pending patent applications. We do not consider our business to be materially dependent on any single patent or group of related patents. For additional information, see “Risk Factors—We may not be able to protect or enforce our IP rights.”
Research and Development
Our research and development organization is responsible for the design, development, testing and validation of our solutions. We focus on creating new services and core technologies and enhancing the functionality, reliability and performance of existing solutions.
We also use our own products to collect real-time feedback on new and existing features – as part of what we call our “Now on Now” program – which informs product refinement and helps improve the customer experience. By incorporating insights from the Now on Now program and evaluating emerging technologies, we aim to anticipate customer needs and introduce new solutions-oriented features and services to the market quickly.
Additionally, we deploy our engineers to work directly with strategic customers through our Now Next AI program, where we co-build agentic AI solutions to solve their critical challenges, while simultaneously expanding our AI product capabilities and use cases.
We have made, and expect to continue to make, significant investments in research and development to expand our Platform capabilities, strengthen existing applications, increase the number of applications on our platform, and advance mobile, automation, AI and machine intelligence technologies.

2025 Annual Report	17

Part I
Acquisitions and Investments
We have acquired and invested in companies and technologies as part of our business strategy and expect to continue to evaluate and enter into potential strategic transactions. These may include acquisitions of, or investments in, businesses, technologies, services, products and other assets. These transactions are intended to expand or improve our service offerings, enhance go-to-market and sales efforts, strengthen operations, increase access to expertise and support delivery of products and services to international markets.
Competition
We operate in a highly competitive and rapidly evolving market characterized by fragmentation, low barriers to entry, shifting customer needs and frequent introductions of new products and services. As our business expands and the industries in which we operate continue to evolve, we compete with a broad range of solutions and alternative approaches, including:
•enterprise application software vendors, both cloud-based and on-premises, such as Microsoft, Oracle, SAP, Salesforce and Workday;
•new technologies and entrants, including point-solutions and platform solutions, particularly those related to AI;
•custom-developed and in-house solutions;
•technology consulting firms;
•systems integrators; and
•software resellers.
For additional information about competition, see “Risk Factors—A failure to innovate and adapt how we offer our products in response to rapidly evolving technological changes and in the midst of an intensely competitive market may harm our competitive position and business prospects.”
Regulations
We conduct business globally and are subject to a wide range of U.S. federal, state and foreign laws and regulations across a variety of subject matters. The Risk Factors section of this Annual Report on Form 10-K includes additional information regarding government regulations relevant to our business.

Part I
Our Ambition, Values and Corporate Purpose
Our ambition to become the defining AI enterprise software company of the 21st century is the driving force behind our overall business strategy and is guided by our values:

Customers are the center of our world. We strive to deliver the best customer experiences and innovations.	We share the same goals and have clear roles in achieving them. We deliver results as a team and enjoy the journey.	We do not take success for granted. We are always ready to learn and evolve. We grow together, bringing fresh ideas and new perspectives.	We lead with empathy, which means listening and making everyone feel they belong with ServiceNow.

Our values have remained consistent as our business and workforce have expanded. By prioritizing these values, we seek to build trust with employees and customers and align with our corporate purpose to “make the world work better for everyone.”

2025 Annual Report	19

Part I
Human Capital Management
Our People Pact
Our People Pact is central to our ability to fulfill our corporate purpose and reflects our commitment to supporting one another in doing our best work and achieving our shared objectives. To deliver on this commitment, we follow a global people strategy that serves as the foundation for how we plan and deliver on employee programming and experiences, built on three principles:

People Led	Data Driven	AI Powered

We apply a product mindset that puts the user at the center of program, process and service design.	We use data to promote accountability, tell meaningful talent stories and support evidence-based decision-making.	We use AI in talent management to enhance efficiency, while supporting, not replacing, human contributions.

Our culture is grounded in our values. We gather feedback regularly and use this input to shape programs and address workforce needs globally. Our Employee Voice Survey (“EVS”) measures engagement across areas including belonging, learning and development, recognition, compensation and wellbeing. Insights from our EVS are used to create action plans throughout the organization and to assess the alignment of our human capital management practices with our purpose and business strategy.
Learning and Development
In 2025, we launched ServiceNow University, our AI-powered learning hub that provides professional development tools and resources to strengthen learners’ technical AI skills, industry knowledge and leadership capabilities, among others. It is free and available to organizations and individuals throughout the entire ServiceNow ecosystem—employees, customers and partners. ServiceNow University also supports our upskilling initiative, RiseUp with ServiceNow, which provides training and opportunities for individuals without traditional technology backgrounds to pursue technology careers and helps address talent needs across our ecosystem.
Total Rewards
We provide a total rewards program intended to attract, retain and motivate employees. All our employees are eligible to participate in our annual cash bonus plan or, for those in quota-carrying roles, our sales commission plan, in addition to base salary. We also have a broad-based discretionary equity incentive program and an employee stock purchase plan, which enable employees to share in our success.
Our benefits and wellbeing programs address physical, emotional, social and financial wellbeing. We also provide additional time away through “Wellbeing Days” to support employee health and wellbeing.

Part I
Workforce Metrics
As of December 31, 2025, we employed:

29,187 EMPLOYEES on a full-time basis	14,601 of whom are in the United States	14,586 of whom are international

None of our U.S. employees are represented by a labor union. In certain countries, employees are represented by workers’ councils or employee representatives or have the benefits of collective bargaining arrangements at the national and/or sector level. We have not experienced interruptions of operations or work stoppages due to labor disagreements.
Available Information
You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge through our website at www.servicenow.com/company/investor-relations/sec-filings.html as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The contents of, or information accessible through, these websites are not incorporated into this filing. Our references to the URLs for these websites are intended to be inactive textual references only.
Investors and others should note that we announce material financial information through our investor relations website (https://www.servicenow.com/company/investor-relations.html), SEC filings, press releases, public conference calls, webcasts and social media. We use these channels, including our website and social media, to communicate with our investors and the public about our company, our products and solutions and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we make available on our website and the social media channels listed there.

2025 Annual Report	21

Part I

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
Risks Related to Our Ability to Grow Our Business
•Laws, regulations and customer expectations regarding the use, storage and movement of data may restrict our ability to continue to optimize our platform.
•A failure to innovate and adapt how we offer our products in response to rapidly evolving technological changes and in the midst of an intensely competitive market may harm our competitive position and business prospects.
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
•Our customer deals are becoming more complex, which tend to involve longer, more expensive sales cycles, increased pricing pressure, and implementation and configuration challenges.
•As we acquire or invest in companies and technologies, we may not realize the expected business or financial benefits and the acquisitions and investments may divert our management’s attention and result in additional shareholder dilution or costs.
Risks Related to the Operation of Our Business
•Actual or perceived cybersecurity events experienced by us or our third-party service providers may create the perception that our platform is not secure, and we may lose customers or incur significant liabilities.
•We may lose key members of our management team or qualified employees or may not be able to attract and retain employees we need.

Part I
•Delays in the release of, or actual or perceived defects in, our products may slow the adoption of our latest technologies, reduce our ability to efficiently provide services, decrease customer satisfaction and adversely impact future product sales.
•Disruptions or defects in our services could damage our customers’ businesses, subject us to substantial liability and harm our business.
•Delays in improving our information systems and processes could interfere with our ability to support our existing and growing base of customers and employees as we scale.
•We may not be able to protect or enforce our IP rights.
•Our use of open-source software could harm our ability to sell our products and services and subject us to possible litigation.
•Various factors, including our customers’ business, integration, migration, compliance and security requirements or errors by us, our partners or our customers, may cause implementations of our products to be delayed, inefficient or otherwise unsuccessful.
•Our failure or perceived failure to achieve our corporate sustainability goals or maintain corporate sustainability practices that meet evolving stakeholder expectations could adversely affect us.
•We may face natural disasters, including climate change, and other events beyond our control.
Risks Related to the Financial Performance or Financial Position of Our Business
•Because we generally recognize revenues from our subscription services over the subscription term, a decrease in new subscriptions or renewals may not be immediately reflected in our operating results.
•As our business grows, we expect our revenue growth rate to decline over the long term.
•Changes in our effective tax rate or disallowance of our tax positions may adversely affect our business.
•We may be adversely affected by our debt service obligations.
Risks Related to General Economic Conditions
•Our industry and business may be harmed by global economic conditions.
•We may be harmed by foreign currency exchange rate fluctuations.
Risks Related to Ownership of Our Common Stock
•Our stock price is likely to continue to be volatile.
•Provisions in our governing documents or Delaware law might discourage, delay or prevent a change of control or changes in our management and, therefore, depress our stock price.
Risks Related to Our Ability to Grow Our Business
Laws, regulations and customer expectations regarding the use, storage and movement of data may restrict our ability to continue to optimize our platform.
Governments have adopted, and likely will continue to adopt, laws and regulations affecting the use, storage and movement of data, including laws related to data privacy and security, the use of machine learning and AI, and data sovereignty or residency requirements. Changing laws, regulations and standards applying to the collection, storage, use, sharing, portability, transfer or other control or processing of data, including personal data, could affect our ability to efficiently and cost-effectively offer our services and to develop our products and services for maximum utility, as well as our customers’ ability to use data or share data. Such changes may restrict our ability

2025 Annual Report	23

Part I
to use, store or otherwise process customer data in connection with providing services and could alter or increase our compliance requirements. In some cases, this could impact our ability to offer our services in certain locations or our customers’ ability to deploy our services globally. For example, the EU Data Act has data portability, interoperability and accessibility requirements, as well as unclear data transfer restrictions that could impact our operations. In addition, the Trans-Atlantic Data Privacy Framework, which facilitates the transfer of data between the United States (“U.S.”) and European Union (“EU”), may be subject to legal challenges and regulatory interpretations that could create uncertainties and impact our operations and compliance obligations.
We offer some region-specific services where customer data is hosted locally and customers may elect to receive support from locally-based ServiceNow teams. Setting up and maintaining these region-specific services require significant investment, including to comply with applicable laws and regulations. Actual or perceived non-compliance with those laws, regulations, or the terms of our region-specific service offerings may result in investigations or proceedings against us by regulatory authorities or others, significant fines or damages, orders, litigation, reputational harm and other adverse impacts on our business.
We will also need to continually adapt to customer privacy and security requirements as they change over time. For example, as customers increasingly adopt a hybrid (on-premises and off-premises/hyperscale cloud) approach for their IT workloads, our cloud services may fail to address evolving customer requirements, including data localization. Further, due to heightened concerns relating to privacy and security regulatory matters, our customers from time to time request certain certifications, and a failure to obtain or consistently maintain those certifications may adversely impact our reputation and business.
A failure to innovate and adapt how we offer our products in response to rapidly evolving technological changes and in the midst of an intensely competitive market may harm our competitive position and business prospects.
We compete in markets that evolve rapidly. The pace of innovation will continue to accelerate as customers recognize the advantages of acquiring leading digital technologies and adopting AI native solutions and modern cloud-based infrastructure. Cutting-edge capabilities such as AI, machine learning, hyper automation, low-code/no-code application development, system observability and predictive insights become increasingly relevant to the customer’s evolving needs. With this rapid evolution, we are increasingly competing with alternative solutions and approaches to solve customer needs, and we expect additional competition as we shift our products and services to compete with providers in new and adjacent markets.
Competitors, regardless of their size, may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, customer requirements and buying practices. They may introduce new technology, solve similar problems in different ways or more effectively utilize existing technology that reduces demand for our services. They may utilize acquisitions, integrations or consolidations to offer integrated or bundled products, enhanced functionality or other advantages. Some of our existing competitors and potential competitors are larger and have greater name recognition, the ability to more efficiently scale their business, more established operations and customer relationships and greater financial and technical resources than we do. “Systems of record” operators may attempt to create technology solutions or other mechanisms that would prevent our systems from integrating with theirs. They may create pricing pressures by reducing the price of competing products, services or subscriptions or bundling their offerings, causing our offerings to appear relatively more expensive. Companies whose products are integrated with our Platform could also seek to compete with us by blocking, limiting or imposing fees on particular integrations or data access. Cloud-based and AI native vendors may build more business applications or AI powered automation solutions that compete with our products and services. We may also encounter customer reluctance or unwillingness to migrate away from their current solutions.

Part I
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
•invest in and continually optimize our own technology platform so that we continue to meet the high-performance expectations of our customers;
•successfully deliver and promote new, scalable technologies and products, such as AI, to meet customer needs and priorities;
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
Further, to remain competitive, we may make significant investments in changing how we offer our products or services. These changes could include, among others, bundling certain products and services, modifying service delivery methods, or altering pricing models, such as incorporating more consumption-based pricing components into our offerings. However, customers may not be satisfied with these changes, and, as a result, we may not recover the cost or realize the anticipated benefits of our investments. With respect to service delivery methods, we entered into agreements with public cloud service providers to achieve greater operational and financial efficiencies. Our strategy of migrating an increasing portion of Company hosted instances to these providers depends on our ability to adequately prepare our operations to facilitate the migration, our customers’ willingness to use public cloud services to host their instances, and customer demand not materially falling short of our commitments with the public cloud service providers.
We may not successfully increase our penetration of international markets or manage risks associated with foreign markets.
Sales outside of North America represented 37% of our total revenues for each of the years ended December 31, 2025 and 2024. The growth of our business depends on our ability to increase our sales outside of the U.S. as a percentage of our total revenues. Additionally, operating in international markets requires significant investment and management attention and subjects us to varying regulatory, political and economic risks. We have made, and will continue to make, substantial investments in data centers, geographic-specific service delivery models, advisory councils, cloud computing infrastructure, sales, marketing, partnership arrangements, personnel and facilities in new geographic markets. When we make these investments, it is typically unclear when we will see a return on our investment, and we may significantly underestimate the level of investment and time required to be successful. Our rate of acquisition of new large enterprise customers, a factor affecting our growth, has been generally lower in territories where we are less established and where there may be heightened or evolving regulations and operational and IP risks. We have experienced and may continue to experience difficulties in new geographic markets, including hiring qualified sales management personnel, penetrating the target market and

2025 Annual Report	25

Part I
managing local operations. Risks associated with making our products and services available in international markets include, for example:
•compliance with multiple, conflicting and changing governmental laws and regulations, including antitrust and competition regulations;
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
•potential changes in international trade policies, tariffs, agreements and practices, including the adoption and expansion of formal or informal trade restrictions or regulatory frameworks that may favor local companies;
•governmental direction, business practices and/or cultural norms that may favor local companies;
•more prevalent cybersecurity, IP and AI risks; and
•localization of our services, including translation into foreign languages and associated expenses.
If we are unable to manage these risks, our business will be adversely affected.
Incorporating AI technology into our offerings may result in operational, legal, regulatory, ethical and other challenges.
We are increasingly innovating and expanding offerings on our platform by integrating AI technology into our customer-facing products and internal operations. We consider AI to be an important driver of future growth, although, like many innovations, it presents risks and uncertainties that may impact our ability to realize its desired or anticipated benefits for our business.
AI technology is evolving quickly. To remain competitive, we must make significant investments to continue to successfully develop and incorporate this technology into our products. Our ability to incorporate AI technology into our products depends on the availability, performance and pricing of third-party hardware and software equipment and technical infrastructure. Our competitors or other third parties may develop or incorporate AI into their products more quickly or successfully than us. They may also have or in the future obtain IP rights that would prevent, limit or interfere with our ability to make, use or sell our AI products. For these reasons, among others, we may not be able to compete effectively in the evolving AI market.
Our business model may be affected by global trends and laws that govern the use of AI. For example, the EU AI Act places new requirements on providers of AI technologies that will need to be addressed in alignment with various deadlines. These and other laws or regulations or enforcement practices may cause us to modify our data handling and compliance practices, which could be costly or disruptive to our operations, and may also impact our ability to use certain data to support our products or our product development efforts or hinder our customers’ ability to adopt or continue to use our products.
We may face new or heightened legal, ethical and other challenges arising out of the perceived or actual impact of AI on human rights, IP, privacy, security, employment and the environment, among other areas. For example, our use of AI, both internally and in our customer-facing products, could lead to copyright infringement claims or other IP claims, potentially requiring us to pay compensation or licensing fees to third parties. Additionally, social and ethical concerns surrounding the use of AI in our offerings could harm our brand and may cause us to incur additional costs. AI systems may not perform as intended or may produce outcomes, such as unreliable or biased results, that could negatively affect customer trust, result in limited adoption of our AI enabled products, expose us to reputational harm or create potential liability. Failure by us or others in our industry to adequately address these concerns could erode public confidence in AI and slow adoption of AI in our products.

Part I
We rely on our network of partners for an increasing portion of our revenues, and if these partners fail to perform, our business may be harmed.
An increasing portion of our revenues is generated by sales through our network of partners, including resellers, distributors and managed service providers. Increasingly, we and our customers rely on our partners to provide professional services, including custom implementations, and there may be insufficient qualified implementation partners available to meet customer demand. While we provide our partners with training and programs, including accreditations and certifications, these programs may not be effective or utilized consistently by partners. New partners may also require extensive training and/or significant time and resources to become productive. Separately, our relationships with partners may require us, along with our partners, to comply with complex regulations, contractual requirements and government procurement rules. Failure to adhere to these requirements could result in the loss of business opportunities, potential liabilities or penalties. For example, our partners could misrepresent to our customers the functionality of our platform or products, fail to perform services that meet our customers’ expectations, or violate laws or our corporate policies. Further, changes to our direct go-to-market models may cause friction with our partners. Our partners may also use our platform to develop products and services that compete with our products and services, which could raise IP ownership concerns and strain these partnerships. If we fail to effectively manage and grow our network of partners, our ability to sell our products and efficiently provide our services may be impacted and our business may be harmed.
Doing business with the public sector and heavily-regulated entities subjects us to risks related to government procurement processes, regulations and contracting requirements.
We provide products and services to governmental and heavily-regulated entities directly and through our partners. We have made and may continue to make significant investments to support our efforts to sell to those entities. Processes to obtain authorizations and certifications required for us to provide our products and services to those entities often are lengthy and encounter delays, and we may not be able to satisfy, or maintain compliance with, the associated requirements.
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
Our customers also include non-U.S. governments, to which government procurement risks similar to those present in U.S. government contracting and regulatory compliance also apply, particularly in certain emerging markets where our customer base is less established. Across the globe, we have seen political volatility increase, with rapid changes in governments and increased partisanship affecting many aspects of government, including the ability to approve budgets and make commitments. This can significantly delay or impair a government’s ability to contract for software and services such as ours. We have also seen challenges to successful awards through bid protest procedures in jurisdictions outside the U.S. As our non-U.S. government business grows, we may see an increase in bid protests as part of the standard government procurement legal procedures that exist in many jurisdictions. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our market offerings.
Our public sector customers may have contractual, statutory or regulatory rights to terminate current contracts with us or our third-party distributors or resellers for convenience or due to a default, though such risk may be

2025 Annual Report	27

Part I
assumed by such third-party distributor or reseller. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services. In addition, we could be precluded from doing further business with governmental entities. Further, we are required to comply with a variety of complex laws, regulations and contractual provisions relating to the formation, administration or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These laws, regulations and contractual provisions may encompass rights with respect to price protection, refund and setoff, the provision of services in languages other than English, the accuracy of information provided to the government, contractor compliance with supplier diversity policies, constraints on certain business and sales practices, and other obligations that are particular to government contracts. These obligations may apply to us and/or our third-party resellers or distributors whose practices we may not control. Such parties’ non-compliance could create legal, contractual and customer satisfaction issues.
We and governments routinely investigate and audit compliance with contractual and regulatory requirements. For example, as disclosed in Note 18 “Commitments and Contingencies” in the notes to our consolidated financial statements, the Company informed certain U.S. government agencies of an internal investigation and preliminary findings and is cooperating with, among others, the Department of Justice, which commenced its own investigation into the matters. If it is determined that we or our third-party distributors, resellers or service providers have failed to comply with applicable contractual or regulatory requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions or debarment from future government business, among others, all of which may adversely affect our business. In the United States, our federal business has been concentrated with a small number of third-party distributors, resellers or service providers. If one of those third parties is limited in its ability to do business with the government due to a regulatory or legal issue arising from their own conduct and we are not able to move our business to another third party, our business could be negatively impacted.
Further, we are increasingly doing business in heavily regulated industries, such as financial services, telecommunication, media and television and health care. Current and prospective customers in those industries may be required to comply with more stringent regulations to subscribe to and/or implement our services. In addition, regulatory agencies may impose requirements on third-party vendors that we may not meet. Customers in these heavily-regulated industries often have a right to conduct audits of our systems, products and practices and in some cases the regulators of customers in heavily-regulated industries may directly examine vendors that provide outsourced services to such customers. If one or more customers and/or regulators determine that some aspect of our business does not meet regulatory requirements, our ability to continue or expand our business with those customers may be restricted.
If we fail to comply with applicable anti-corruption and anti-bribery laws, export control laws, economic and trade sanctions laws, or other global trade laws, we could be subject to penalties and civil and/or criminal sanctions and our business could be materially adversely affected.
As we continue to expand our business internationally, we will inevitably do more business with large private enterprises and the public sector in countries outside of the U.S. Increased business in countries with heightened trade controls and levels of corruption subjects us and our officers and directors to increased scrutiny and potential liability. We have an established compliance program, but there is a risk that our employees, partners, vendors, customers and agents, as well as those companies to which we outsource certain of our business operations, could violate our policies and applicable law, exposing us to additional scrutiny and potential liability. We have experienced this in the past and may experience it again in the future. In addition, we are subject to customs laws that may impose tariffs on us, either directly or indirectly. This includes tariffs imposed by the U.S. government and other countries on imports, which we are responsible to pay in certain circumstances. Higher tariffs on imports related to our operations could increase our operating costs. We are also subject to global trade laws that apply to our worldwide operations, including prohibitions or restrictions on conducting business in certain geographies or involving certain counterparties, end-users or end-use cases. As a result of the Russia-Ukraine conflict, for example, the U.S. and other jurisdictions have imposed economic and trade sanctions and export control restrictions against Russia and Belarus, as well as certain persons, assets and interests associated with

Part I
those countries. For so long as this conflict continues or if serious conflict arises elsewhere, the U.S. and other jurisdictions could impose wider economic and trade sanctions as well as export restrictions, which could impact our business opportunities and operations. Any violation of the U.S. Foreign Corrupt Practices Act of 1977, as amended, the UK Bribery Act, other applicable anti-corruption and anti-bribery laws, or applicable export control or economic and trade sanctions laws by our employees or third-party intermediaries could subject us to significant risks such as adverse media coverage and/or severe criminal or civil sanctions, which could materially adversely affect our reputation and business.
Our customer deals are becoming more complex, which tend to involve longer, more expensive sales cycles, increased pricing pressure, and implementation and configuration challenges.
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
•potential financial, credit or regulatory risks associated with acquiring a business or a part thereof, including risks of delayed, conditioned or denied regulatory clearances and risks relating to customers, suppliers and partners of the acquired business;
•dependence on acquired technologies or licenses for which alternatives may not be available to us or which may involve significant cost or complexity;
•in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures, languages, legal regimes and any currency, tax and regulatory risks associated with specific countries;
•data security or privacy risks, compliance requirements or integration costs from the acquired technology or company;

2025 Annual Report	29

Part I
•impairment of our investments or the possibility our investees will be unable to obtain future funding on favorable terms or at all; and
•potential unknown liabilities or disputes associated with the acquired businesses.
In addition, the amount or form of consideration we pay for acquisitions could adversely affect our financial condition or stock price. For example, if we finance an acquisition by issuing equity or convertible debt securities or loans, our existing shareholders may be diluted or we could face constraints related to the terms of those securities or indebtedness.
Risks Related to the Operation of Our Business
Actual or perceived cybersecurity events experienced by us or our third-party service providers may create the perception that our platform is not secure, and we may lose customers or incur significant liabilities.
In the ordinary course of our business, we store, transmit, generate, and process our and our customers’ confidential, proprietary and sensitive data. As our business expands across the globe, the number of employees, contractors, vendors and other third parties remotely accessing our systems continues to grow. Our growing business operations increase our exposure to cyberattacks by a range of actors, who have used and will continue to use assorted tactics, techniques, and procedures, including malicious code, ransomware, social engineering, business email compromises, supply chain attacks, denial of service attacks and similar internet-enabled, fraudulent activity, and the frequency of those attacks have become more common. Additionally, as AI technologies continue to advance, threat actors can leverage these technologies to develop more sophisticated attack methods that are increasingly automated, targeted, coordinated and more difficult to defend against. The proliferation of these technologies could enable less skilled threat actors to initiate attacks and increase the frequency, scale and impact of security incidents. Further, during times of war and other major conflicts, we and our third-party providers may be vulnerable to a heightened risk of geopolitically motivated attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain and ability to provide our services.
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
We have identified vulnerabilities in our products and services in the past and expect to continue to do so in the future. Consistent with our vulnerability management program, we prioritize security risks and consider their severity and potential impact in determining whether and when to remediate or mitigate them. In addition, we cannot be certain that we will be able to prevent, detect or remediate all vulnerabilities, and there have been delays and may continue to be delays in developing patches that can be effectively deployed to address vulnerabilities. Further, security researchers and other entities and individuals have actively searched for, published and/or exploited actual and potential vulnerabilities in our products or services and will likely continue to do so in the future. Also, certain persons, including researchers, have in the past not abided by, and may in the future not abide by, our responsible disclosure program, which has resulted in, and could in the future result in the compromise of our systems or our or our customers’ data. Moreover, the incorporation of third-party, AI-generated or open-source software code into our or our customers’ systems increases the risk of exploitation of

Part I
vulnerabilities. We also have inherited and may in the future inherit additional security risks from acquiring or partnering with other companies.
In most instances, our customers are responsible for configuring and determining access levels to the data held in their particular instance for their employees and service providers. While our software is delivered with certain preset configurations, we understand that our customers require flexibility to configure the ServiceNow AI Platform to their specific business needs. We work closely with our customers to help them evaluate their security configurations, including providing guidance to align configuration settings with their business needs. Yet, in configuring our platform, both our employees and customers have made errors in the past and may do so again in the future. We are aware that, on occasion, both our customers and ServiceNow have configured certain settings on our platform, or retained preset configurations, in ways that may not align with preferred or recommended security levels, which can result in, and has resulted in, information being made more widely accessible than intended. Such misconfigurations can be, and have been, identified publicly, increasing the risk of data being exposed unintentionally. In certain cases, customers may misconfigure their systems and claim that they were not properly informed of the risks to their configuration.
Our data security system and data governance framework, designed to protect our and our customers’ information and prevent data loss, may not be effective at preventing, detecting, responding to or remediating material breaches caused by intentional or unintentional actions or inactions by employees, contractors or third parties. Techniques used to sabotage or to obtain unauthorized access to systems are constantly evolving and may go undetected until we become aware of a successful attack. Moreover, we have experienced security incidents, which may reoccur in the future, that resulted in unauthorized access to, loss or inadvertent disclosure of confidential, proprietary and sensitive information. We have observed attempts by third parties to induce or deceive our employees, contractors or users to fraudulently obtain access to our or our customers’ data or assets. In addition, our employees have fallen victim to phishing attacks in the past and are likely to again in the future. Further, despite our security measures, employees, contractors and other individuals (some of whom are supported by nation states) have gained, and in the future may gain, access to our systems to search for and exploit actual or potential vulnerabilities in our products or services or inflict other harms, such as deploying malware or stealing data.
An actual or perceived security breach or compromise can have a material effect on ServiceNow’s operations, finances and reputation. The adverse consequences can include accidental or unlawful destruction, loss, alteration, unauthorized disclosure of or access to data; disruptions to our services; diversion of funds; litigation; indemnification and other contractual obligations; regulatory investigations; government fines and penalties; reputational damage; negative publicity; business and operational interruptions; loss of sales, customers and partners; mitigation and remediation expenses; and other material costs and liabilities. In addition, the assessment and response to security incidents, as well as implementation of appropriate safeguards to protect against future incidents, can lead to material economic and operational consequences. These consequences can result regardless of whether the incident is suffered by us, affects our third-party service providers or stems from customers’ action or inaction. Moreover, even if a breach is unrelated to our security programs or practices, it could still cause us reputational harm and require us to undertake significant efforts to assess and respond to the breach, including further protecting our customers from their own security risks. There can be no assurance that any limitations of liability provisions in our subscription agreements, terms of use or other agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, while we maintain insurance coverage to cover potential financial losses, we cannot be certain that such coverage will continue to be available on acceptable terms or in sufficient amounts to cover potential financial losses from a security incident or that an insurer will not deny coverage as to any future claim.
We may lose key members of our management team or qualified employees or may not be able to attract and retain the employees we need.
There is increasingly intense competition for talent in the technology industry. Our success depends substantially upon the continued services of our management team, particularly our chief executive officer and the other members of our executive staff. From time to time in the ordinary course of business, there have been and may

2025 Annual Report	31

Part I
continue to be changes in our management team. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and negatively affect our business.
In the highly competitive technology industry, we face ongoing challenges in attracting and retaining top talent across various roles, such as product development and engineering (particularly with AI and machine learning backgrounds), sales, operations and cybersecurity. These key individual contributors are critical to our success, can command very significant compensation in the market and are actively recruited by our key competitors. Our ability to achieve significant revenue growth may depend on our success in recruiting, training and retaining sufficient qualified personnel to support our growth. We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled, qualified personnel and may not be able to fill positions in desired geographic areas or at all. Further, as we continue to grow and expand our workforce globally, we may face operational and workplace culture challenges that could negatively impact our ability to maintain the effectiveness of our business execution and the beneficial aspects of our corporate culture. While our work model, where a substantial portion of our employees work partially or fully remote, increased our access to talent, we may not be able to take advantage of a broader talent pool if our competitors offer the same work model or if we continue to rely on our primary operating locations for talent. We are continually evaluating and, as appropriate, enhancing the attractiveness of our compensation packages and benefit programs. As a result, we have experienced and may continue to experience increased costs that may not be offset by either improved productivity or higher sales, potentially resulting in a reduction in our profitability. In addition, we grant equity awards to our employees and sustained declines in our stock price or lower stock price performance relative to our competitors reduces the retention value of such awards, which can impact the attractiveness of our compensation. Many of our employees, including all of our executive officers, are employed “at-will” and may terminate their employment with us at any time. If we fail to attract qualified, new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
Delays in the release of, or actual or perceived defects in, our products may slow the adoption of our latest technologies, reduce our ability to efficiently provide services, decrease customer satisfaction and adversely impact future product sales.
We must successfully continue to release new products and updates and features to existing products. The success of any release depends on a number of factors, including our ability to manage the risks associated with actual or perceived quality or other defects or deficiencies, delays in the timing of releases or the adoption of releases by customers, and other complications that may arise during the early stages of introducing our products. If releases are delayed or if customers perceive that our releases contain bugs or other defects or are difficult to implement, customer adoption of our new products or updates may be adversely impacted, customer satisfaction may decrease, our ability to efficiently provide our services may be reduced, and our growth prospects may be harmed.
Disruptions or defects in our services could damage our customers’ businesses, subject us to substantial liability and harm our business.
Our business depends on our platform to be available without disruption. From time to time, we have experienced and expect to continue to experience defects, disruptions, data loss, outages and other performance and quality problems with our platform. New defects may be detected in the future and may arise from our increasing use of public cloud service providers. For example, we provide regular updates to our services, which can contain undetected defects. Defects may also be introduced by our use of third-party software, including open-source software. Disruptions, data loss and service degradation may result from errors we make in developing, delivering, configuring or hosting our services, or designing, installing, expanding or maintaining our cloud infrastructure. They may also arise from incidents outside of our control, including third-party incidents, denial of service or ransomware attacks, as well as from our efforts to address vulnerabilities and security incidents. Although we currently serve our customers primarily using equipment managed by us and co-located in third-party data centers operated by several different providers worldwide, we expect to increasingly serve our customers using data center facilities operated by public cloud service providers. As our reliance on public cloud service providers increases, we face heightened risks of outages or performance degradation beyond our direct control. Similarly, supply chain issues or other incidents involving critical service providers could disrupt our operations or

Part I
reduce our productivity. These data centers, whether managed by us or third parties, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error or negligence. In addition, an increased use of public cloud service providers increases our vulnerability to cyberattacks. Despite precautions taken at these centers, problems at these centers have occurred, resulting in interruptions in our services. Such problems could occur again and result in similar or lengthier service interruptions and the loss of customer data. Furthermore, our customers may use our services in ways that cause disruptions in service for other customers.
We also have a large ecosystem of vendors and service providers that we use for our products, and a data compromise, supply chain issue or other incident involving a critical service provider could impact our ability to provide our services and reduce our productivity. Our customers use our services to manage important aspects of their businesses, and our reputation and business will be adversely affected if our customers and potential customers believe our services are unreliable. Disruptions or defects in our services may reduce our revenues, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to delay payment or terminate or decline to renew their subscriptions, and adversely affect our ability to attract new customers. Similarly, customers may have unique requirements for system resiliency and performance depending on their business models and customers in highly regulated markets may have more demanding requirements that we may not be able to, or may not choose to, meet. The occurrence of payment delays, service credit, warranty or termination for material breach or other claims against us could result in an increase in our bad debt expense, longer aggregate collection cycles, service level credit accruals and other expenses and a heightened risk of litigation. We may not have insurance sufficient to compensate us for potentially significant losses that may result from claims arising from disruptions to our services.
Delays in improving our information systems and processes could interfere with our ability to support our existing and growing base of customers and employees as we scale.
We rely on our information systems and those of third parties to operate and scale our business. As the information we rely on for our business evolves, including as a result of implementing AI technologies, our information systems, including their infrastructure needs, network capacity and computing power, may need to expand. We have made and continue to make investments to improve our information systems to support the needs of our growing base of customers and employees, increase productivity, develop and enhance our services, expand into new geographic areas, and scale with our overall growth. Such improvements are often complex, costly, time consuming, and may lead to impairments or write downs of existing technologies and other assets. If implementation of these improvements is delayed, or if we encounter unforeseen problems when migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted. This might lead to disruptions to our operations, loss of customers, loss of revenue, or damage to our reputation, all of which could harm our business plan to successfully scale our operations and enhance productivity.
We may not be able to protect or enforce our IP rights.
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
Despite our efforts to protect our proprietary rights, policing unauthorized use of our IP and technology is difficult, and we may be required to spend significant resources to monitor and protect our IP rights. Unauthorized parties may attempt to copy or obtain and use, or may have copied or obtained and used, our technology to develop products and services that provide features and functionality similar to ours. Our competitors could also independently develop services equivalent to ours, and our IP rights may not be broad enough for us to prevent them from utilizing their developments to compete with us. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. We may initiate claims or litigation against third parties for infringement or misappropriation of our

2025 Annual Report	33

Part I
proprietary rights or to establish the validity of our proprietary rights. However, we may be adversely affected if we are unable to prevent third parties from infringing upon or misappropriating our IP rights or are required to incur substantial costs defending our IP rights.
Third parties may challenge or invalidate our IP rights through administrative proceedings, litigation or allowing contractual rights to expire. There is considerable patent and other IP development activity and claims and related litigation regarding patent and IP rights in our industry. Our competitors, other third parties, including practicing entities and non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use and have used to assert claims of infringement, misappropriation or other violations of IP rights against us. Moreover, the patent portfolios of many of our competitors and other third parties may be larger than ours. This disparity may increase the risk that our competitors or other third parties may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. We have recorded material charges for legal settlements of such claims in the past. Further, upon expiration of any agreements that allow us to use third-party IP, we may be unable to renew such agreements on favorable terms, if at all, in which case we may face IP litigation or may need to cease offering or to modify our products and services to remove such components. In addition, our subscription agreements generally require us to defend our customers against claims that our technology infringes the IP rights of third parties.
Any claim or litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our personnel and may result in counterclaims against us. If claims are successfully asserted against us and we are found to be infringing upon, misappropriating or otherwise violating the IP rights of others, we could be required to pay substantial damages and/or make substantial ongoing royalty payments; comply with an injunction and cease offering or modify our products and services; comply with other unfavorable terms, including settlement terms; and indemnify our customers and business partners, obtain costly licenses on their behalf and/or refund fees or other payments previously paid to us. Further, the mere existence of any lawsuit, or any interim or final outcomes, and the public statements related to it (or absence of such statements) by the press, analysts and litigants could be unsettling to our customers and prospective customers. This could adversely impact our customer satisfaction and related renewal rates, cause us to lose potential sales, and could also be unsettling to investors or prospective investors and cause a substantial decline in our stock price.
Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer services. The laws of some foreign countries may not offer effective protection for, or be as protective of, IP rights as those in the U.S., and mechanisms for enforcement of IP rights or available remedies may be inadequate, ineffective or scarce. Additionally, the IP ownership and license rights of new technologies and the use of outputs therefrom, such as AI, which we are increasingly building into our product offerings, have not been fully addressed by U.S. and foreign courts interpreting current and new laws or regulations, and the use or adoption of such technologies in our products and services may expose us to potential IP claims; breach of a data license, software license, or website terms of service allegations; claimed violations of privacy rights; and other tort claims. If such laws or regulations require increased transparency, it may impair protection of our trade secrets or other IP.

Part I
Our use of open-source software could harm our ability to sell our products and services and subject us to possible litigation.
Our products incorporate software licensed to us by third-party authors under open-source licenses, and we expect to continue to incorporate open-source software into our products and services in the future. Additionally, certain of our products may use or be developed with data sets subject to open-source licenses, which may contain restrictions on data set use. We monitor our use of open-source software and data sets to avoid subjecting our products and services to adverse licensing conditions. However, there can be no assurance that our efforts have been or will be successful. There is little or no legal precedent governing the interpretation of the terms of open-source licenses, and therefore the potential impact of these terms on our business is uncertain and enforcement of these terms may result in unanticipated obligations regarding our products and services. For example, depending on which open-source license governs certain open-source software included within our products and services, we may be subjected to conditions requiring us to offer our products and services to users at no cost; make available the source code for modifications and derivative works based upon, incorporating or using such open-source software; and license such modifications or derivative works under the terms of the particular open-source license. Moreover, if an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations, be subject to significant damages or be enjoined from distributing our products and services.
Various factors, including our customers’ business, integration, migration, compliance and security requirements or errors by us, our partners or our customers, may cause implementations of our products to be delayed, inefficient or otherwise unsuccessful.
Our business depends upon the successful implementation of our products by our customers either through us or our partners. Further, our customers’ business, integration, migration, compliance and security requirements, or errors by us, our partners or our customers or other factors may cause implementations to be delayed, inefficient or otherwise unsuccessful. As a result of these and other risks, we or our customers may incur significant implementation costs in connection with the purchase, implementation and enablement of our products. Some customer implementations may take longer than planned, delay our ability to sell additional products or fail to meet our customers’ expectations, resulting in customers canceling or failing to renew their subscriptions before our products have been fully implemented. Some customers may lack the resources to effectively manage a digital transformation using our products and, as a consequence, may be unable to see the benefits of our products. Unsuccessful, lengthy or costly implementations and integrations could result in claims from customers, reputational harm and opportunities for other market participants to displace our products.
Our failure or perceived failure to achieve our corporate sustainability goals or maintain corporate sustainability practices that meet evolving stakeholder expectations could adversely affect us.
Our ability to achieve published corporate sustainability goals and commitments is subject to numerous factors both within and outside of our control. Our failure or perceived failure to achieve our corporate sustainability goals or maintain corporate sustainability practices that meet stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from the investment community, regulatory authorities and others or subject us to liability. Our reputation also may be harmed by the perceptions that our customers, employees and other stakeholders have about our action or inaction on corporate sustainability issues. In addition, the increasing prevalence of corporate sustainability laws and regulations across the jurisdictions in which we operate may increase compliance risks and costs and, together with differing views on the appropriate role of sustainability practices and disclosures, may subject us to greater stakeholder scrutiny. Any potential damage to our reputation or loss of brand equity may reduce demand for our products and services.
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

2025 Annual Report	35

Part I
unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change and other events beyond our control. While we maintain crisis management, business continuity and disaster response plans, such planning may not account for all possible events and the occurrence of such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, and could cause us to incur substantial expense. Our insurance may not be sufficient to cover losses or additional expenses we may sustain. In the event of major natural disasters or catastrophic events, our backup systems could fail, critical teams could be impacted, customer data could be lost and resumption of operations could require significant time.
We may be subject to increased costs, regulations, reporting requirements, standards or expectations regarding climate-related impacts on our business. While we seek to mitigate our business risks associated with climate-related risks by establishing environmental sustainability and enterprise risk programs, certain of those risks are inherent wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate-related risks. For example, our California headquarters have experienced and may continue to experience climate-related events at an increasing frequency and severity, including drought, water scarcity, heat waves, wildfires and air quality impacts and power shutoffs associated with wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our customers and third-party suppliers and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
Risks Related to the Financial Performance or Financial Position of Our Business
Because we generally recognize revenues from our subscription services over the subscription term, a decrease in new subscriptions or renewals may not be immediately reflected in our operating results.
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

Part I
Additionally, our future effective tax rate could be impacted by changes in accounting principles or changes in federal, state or international tax laws or tax rulings and these changes may have a retroactive effect. For example, the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025, introducing a broad range of tax reform provisions that will affect our financial results. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will comply with the law, which could affect our results of operations in the period issued. During 2025, multiple jurisdictions where the Company operates enacted legislation to implement the Organisation for Economic Co-operation and Development (“OECD”) Pillar 2 global minimum tax rules (generally imposing a 15% minimum effective tax rate on relevant groups). In January 2026, the OECD issued additional guidance, including a safe harbor framework for certain U.S.-parented groups such as ours. Even with this safe harbor, we could still be subject to local minimum tax regimes in countries that have adopted these rules. Based on legislation enacted to date and currently available guidance, we have not recorded a material tax liability related to Pillar 2. However, these global minimum tax rules are new and technically complex, and governments continue to issue updates on how they should be interpreted and applied. Differences in how jurisdictions implement the rules, as well as future guidance from the OECD or taxing authorities, could change our tax obligations in future periods. These developments, along with changes in U.S. or foreign tax laws or the interaction of Pillar 2 with other tax regimes, may increase our effective tax rate and could have a material impact on our financial results.
In addition, we are subject to ongoing tax audits globally. Many jurisdictions have not established clear guidance on the tax treatment of cloud computing and digital services. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on our results of operations for that period. Further, many of our most important intangible assets are held outside the U.S. and are subject to inter-company agreements regarding the development and distribution of those assets to other jurisdictions with potential challenge under permanent establishment or transfer pricing principles. While we believe that our position is appropriate and well founded, if our position were successfully challenged by taxing authorities in other jurisdictions, we may become subject to significant tax liabilities.
We may be adversely affected by our debt service obligations.
Our ability to make payments on, repay or refinance the 2030 Notes in the future will depend on our future performance which is subject to a variety of risks and uncertainties, many of which are beyond our control. If we decide to refinance the 2030 Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the 2030 Notes at all, both of which may adversely affect our financial condition. Maintenance of our indebtedness, contractual restrictions and additional issuances of indebtedness could:
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
We are required to comply with the covenants set forth in the indentures governing the 2030 Notes. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, a rating agency’s change to our credit rating may negatively impact the value and liquidity of our securities. Downgrades in our credit ratings could restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

2025 Annual Report	37

Part I
Risks Related to General Economic and Political Conditions
Our industry and business may be harmed by global economic and political conditions.
We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic and political conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, foreign exchange rates, economic downturns, recession, economic uncertainty, political instability, warfare, changes in laws, trade barriers, supply chain disruptions and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption. Such volatility could adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs and, because our typical contracts with customers lock in our price for a few years, our profitability could be negatively affected. Geopolitical destabilization and warfare have impacted and may continue to impact global currency exchange rates, commodity prices, energy markets, trade and movement of resources, which may adversely affect the buying power of our customers and our access to and cost of resources from our suppliers and ability to operate or grow our business. In addition, from time to time, the U.S. and other key international economies have been impacted and may continue to be impacted by geopolitical and economic instability. These conditions include, among others, high levels of credit defaults, international trade disputes, changes in demand for various goods and services, high levels of persistent unemployment, wage and income stagnation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies, tariffs, international trade agreements, export controls, economic and trade sanctions, health crises and overall economic uncertainty. These conditions can arise suddenly and affect the rate of digital transformation spending and could adversely affect our customers’ or prospective customers’ ability or willingness to purchase our services, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates.
We may be harmed by foreign currency exchange rate fluctuations.
We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar have impacted and may continue to impact our consolidated revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements. Unanticipated currency fluctuations have adversely affected and could continue to adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. Volatility in foreign currency exchange rates and global financial markets is expected to continue due to global political and economic uncertainty.
We use derivative instruments, such as foreign currency forward contracts, to hedge certain balance sheet and income statement exposures to foreign currency exchange rates. These hedging contracts have reduced and may continue to reduce, but they have not and cannot entirely eliminate, the impact of adverse foreign currency exchange rate movements. To the extent that the counterparties of our hedging contracts fail to perform or fulfill their obligations, we may not receive the anticipated benefit of those arrangements. Further, unanticipated changes in foreign currency exchange rates may result in poorer overall financial performance than if we had not engaged in any hedging transactions, as the hedging instrument we use may not be aligned with the exposures being hedged.

Part I
Risks Related to Ownership of Our Common Stock
Our stock price is likely to continue to be volatile.
Our stock price is likely to continue to be volatile and subject to wide fluctuations. In addition, technology companies in general have highly volatile stock prices, and the volatility in stock price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting our stock price, some of which are beyond our control, include, among others:
•changes in the estimates of our operating results, revenue growth or changes in recommendations by securities analysts;
•changes in the average contract term of our customer agreements, timing of renewals and renewal rates;
•our ability to meet our financial guidance or financial performance expectations of the securities analysts or investors;
•announcements of new products, services or technologies, new applications or enhancements to services, strategic alliances, acquisitions or other significant events by us or by our competitors;
•fluctuations in company valuations, such as high-growth or cloud companies, perceived to be comparable to us;
•changes to our management team;
•trading activity by directors, executive officers and significant shareholders or the market’s perception that large shareholders intend to sell their shares;
•the inclusion, exclusion or removal of our stock from any major trading indices;
•the size of our market float;
•the trading volume of our common stock, including sales following the exercise of outstanding options or vesting of equity awards;
•our issuance or repurchase of shares of our common stock;
•changes in laws or regulations impacting the delivery of our services;
•significant litigation or regulatory actions;
•the amount and timing of customer payments, payment defaults, operating costs and capital expenditures;
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

2025 Annual Report	39

Part I
Provisions in our governing documents or Delaware law might discourage, delay or prevent a change of control or changes in our management and, therefore, depress our stock price.
Our certificate of incorporation and bylaws contain provisions that could depress our stock price by discouraging, delaying or preventing a change in control or changes in our management that our shareholders may deem advantageous. These provisions, among other things:
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

Item 1B. Unresolved Staff Comments

None.

Part I

Item 1C. Cybersecurity

We take a comprehensive approach to cybersecurity risk management. While securing the data customers and other stakeholders entrust to us is a top priority, we, like all companies, are subject to threats of breaches of our cybersecurity programs. Our board of directors (the “Board”) and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations as detailed in our Risk Factors, and we intend to continue to make significant investments in our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective as cyber criminals are becoming more sophisticated and effective every day and increasingly targeting enterprise software companies. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.
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
Technical Safeguards

2025 Annual Report	41

Part I
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
Third-Party Risk Management
We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. These inputs may include, as appropriate, our review of third-party audit reports, ongoing monitoring activities and validation of relevant security certifications. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.
Education and Awareness
Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training, to enhance employee awareness of how to detect and respond to cybersecurity threats. The training we offer to employees covers critical cybersecurity topics such as phishing, insider threats and the secure use of company systems.
External Assessments
Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. For example, in 2023, 2024 and 2025 we conducted independent cyber maturity assessments to review our controls against the NIST Cybersecurity Framework. The results of significant assessments are reported to management, the Board and Audit Committee. Cybersecurity processes are adjusted, as appropriate, based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us.

Part I
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
Management’s Role
The following individuals have primary responsibility for assessing and managing cybersecurity risks:
•Chief product officer (“CPO”) and chief operating officer (“COO”), who oversees the digital transformation, digital technology and security functions
•Chief digital information officer (“CDIO”), who oversees enterprise-wide digital technology
•Chief information security officer (“CISO”), who oversees the security function and reports to the COO
•Chief technology officer (“CTO”), who oversees product engineering and advanced technologies
•Chief legal officer (“CLO”), who oversees the legal and compliance functions
These individuals, among others, also serve as members of management’s Security Steering Committee (the “Security Committee”), which is a governing body that drives alignment on security decisions across the Company. The Security Committee meets periodically to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.
Our CPO and COO has served in various roles in information technology and information security for over 25 years, including serving as the Head of Platform and in other senior leadership roles at two other large public companies overseeing areas such as cloud infrastructure, platform security and enterprise product development. He holds an undergraduate degree in electrical and computer engineering and a master’s degree in information networking. Our CDIO has served in various roles in information technology for over 20 years, including serving as our Senior Vice President of Digital Technology Experience and in similar senior roles at two other public companies. Our CISO has served in various roles in information technology and information security for almost 20 years, including serving as the Chief Information Security Officer or Chief Security Officer at three other large public companies. He holds undergraduate and master’s degrees in computer science. Our CTO has served in various roles in information technology for over 25 years and has been with us since 2011. Our CLO has over 25 years of experience managing risks, including risks arising from cybersecurity threats, at large public technology companies.

2025 Annual Report	43

Part I

Item 2. Properties

Our principal office is located in Santa Clara, California, where we lease approximately 973,000 square feet of space under lease agreements for our business operations and product development. We also maintain offices globally. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. Refer to Note 18 “Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

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
For additional information regarding legal proceedings, refer to Note 18 “Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “NOW.”
On December 5, 2025, our board of directors approved and declared a 5-for-1 split of our common stock (“Stock Split”), with a proportionate increase in the number of shares of authorized common stock. The Stock Split had a record date of December 16, 2025 and an effective date of December 17, 2025. The par value per share of our common stock remains unchanged at $0.001 per share after the Stock Split. Accordingly, an amount equal to the par value of the additional issued shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock. All references made to common share, equity award and per share amounts throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the effects of the Stock Split.
Dividends
Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business, and therefore does not intend to pay cash dividends on our common stock for the foreseeable future.
Stockholders
As of December 31, 2025, there were 783 registered stockholders of record (not including an indeterminate number of beneficial holders of stock held in street name through brokers and other intermediaries) of our common stock.
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

2025 Annual Report	45

Part II
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index for each of the last five fiscal years ended December 31, 2021 through December 31, 2025, assuming an initial investment of $100. Data for the S&P 500 Index, NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Comparison of 5 Year Cumulative Total Return*
Among ServiceNow, Inc., the NYSE Composite index, the S&P 500 Index and the S&P 500 Systems Software Index

ServiceNow, Inc.	NYSE Composite	S&P 500	S&P 500 Systems Software
*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Base Period
	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024	Dec 31, 2025
ServiceNow, Inc.	100.00	117.93	70.54	128.35	192.60	139.15
NYSE Composite	100.00	120.68	109.39	124.46	144.12	169.62
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Systems Software	100.00	150.49	109.14	171.24	201.53	227.15
Unregistered Sales of Equity Securities
In connection with the acquisition of Moveworks consummated on December 15, 2025, we issued 7,805,995 shares of our common stock on such date to certain stockholders of Moveworks who had voted in favor of and adopted and approved the acquisition by written consent, dated as of March 9, 2025. The shares of our common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering, and were in addition to shares of our common stock issued pursuant to an effective Form S-4 registration statement to certain other stockholders of Moveworks.

Part II
Issuer Purchases of Equity Securities
Share repurchases of our common stock for the three months ended December 31, 2025 were as follows:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
October 1 - 31	786	$183.10	786	$1.88
November 1 - 30	1,170	167.25	1,170	1.68
December 1 - 31	1,611	160.01	1,611	1.43
Fourth Quarter 2025	3,567	$167.47	3,567	$1.43
(1)Share and per share information in this table has been adjusted to reflect the 5-for-1 common stock split effected on December 17, 2025. Refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2)On May 16, 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock. In January 2025, our board of directors authorized an additional $3.0 billion in repurchases under the share repurchase program, and in January 2026, our board of directors authorized an additional $5.0 billion in repurchases under the Share Repurchase Program. Refer to Note 14 “Stockholders' Equity” in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 6. Selected Consolidated Financial Data

Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

2025 Annual Report	47

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024, and year-to-year comparisons between fiscal 2025 and fiscal 2024 in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 and year-to-year comparisons between fiscal 2024 and fiscal 2023 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on January 30, 2025.
Our free cash flow and non-GAAP consolidated income from operations measures included in the section entitled “Key Business Metrics—Free Cash Flow” and “Key Business Metrics—Non-GAAP Consolidated Income from Operations” are not in accordance with GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.
Overview
ServiceNow delivers solutions that help public and private organizations govern, secure and manage artificial intelligence and digitalize and streamline workflows to drive collaboration, productivity and better experiences across the enterprise. At the core of these solutions is the ServiceNow AI Platform (“Platform”), a robust, cloud-based Platform that facilitates comprehensive delivery of seamless workflows and drives digital transformation across all departments and personas within an organization. Our Platform’s single data fabric and integrated data layer supports organizations’ operationalization of their AI strategy with speed, scale and security. Our workflow applications built on the Platform are grouped into four areas: Technology, CRM and Industry, Core Business, and Creator and Other. We offer an innovative suite of products, including AI-powered applications, and services designed to automate workflows, integrate systems and empower employees, regardless of existing systems, cloud environments or collaboration tools. Our one platform architecture provides the foundation for organizations to seamlessly integrate AI, data, and workflows and create intelligent processes across their enterprise.
We are closely monitoring ongoing global conflicts. While those events are continuing to evolve and the outcomes remain highly uncertain, we do not believe they will have a material impact on our business and results of operations. However, if the conflicts persist or worsen, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
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

Part II
On December 5, 2025, our board of directors approved and declared a 5-for-1 split of our common stock (“Stock Split”), with a proportionate increase in the number of shares of authorized common stock. The Stock Split had a record date of December 16, 2025 and an effective date of December 17, 2025. The par value per share of our common stock remains unchanged at $0.001 per share after the Stock Split. Accordingly, an amount equal to the par value of the additional issued shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock. All references made to common share, equity award and per share amounts throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the effects of the Stock Split.
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
As of December 31, 2025, our RPO was $28.2 billion, of which 46% represented cRPO. RPO and cRPO increased by 27% and 25%, respectively, compared to December 31, 2024. Factors that may cause our RPO to vary from period to period include the following:
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
Number of customers with ACV greater than $5 million. We count the total number of customers with annual contract value (“ACV”) greater than $5 million as of the end of the period. We had 603, 502, and 420 customers with ACV greater than $5 million as of December 31, 2025, 2024 and 2023, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a

2025 Annual Report	49

Part II
separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $5 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $5 million. We believe information regarding the total number of customers with ACV greater than $5 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Platform.
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

	Year Ended December 31,
	2025	2024	2023
	(dollars in millions)
GAAP net cash provided by operating activities	$5,444	$4,267	$3,398
Purchases of property and equipment	(868)	(852)	(694)
Business combination and other related costs	60	23	24
Legal settlements	—	17	—
Non-GAAP free cash flow	$4,636	$3,455	$2,728
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
Non-GAAP consolidated income from operations. Non-GAAP consolidated income from operations is identified as an additional measure of profit or loss. This non-GAAP measure is used by the chief operating decision maker to allocate resources and assess performance. We define non-GAAP consolidated income from operations as income from operations excluding certain non-cash or non-recurring items, including stock-based compensation expense, amortization of purchased intangibles, legal settlements, impairment of assets, severance costs, contract termination costs and business combination and other related costs including compensation expense. We believe these adjustments provide useful supplemental information to investors and facilitate the analysis of our operating results and comparison of those results across reporting periods. The following table shows the reconciliation of our reported consolidated income from operations to non-GAAP consolidated income from operations.

Part II

	Year Ended December 31,
	2025	2024	2023
	(dollars in millions)
GAAP income from operations	$1,824	$1,364	$762
Stock-based compensation	1,955	1,746	1,604
Amortization of purchased intangibles	120	94	85
Business combination and other related costs	109	33	38
Impairment of assets	30	—	—
Severance costs	74	—	—
Legal settlements	—	17	—
Contract termination costs	37	—	—
Non-GAAP income from operations	$4,149	$3,254	$2,489
Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the years ended December 31, 2025, 2024 and 2023. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.
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
While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our audited consolidated financial statements.

2025 Annual Report	51

Part II
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
Business Combinations
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, discount rates, revenue growth rates, royalty rates, technology migration rates and profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We typically engage third party valuation appraisal firms to assist us in determining the fair values of intangible assets, including the relief from royalty method and multi-period excess earnings method used to calculate the fair values under the income approach. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed but not later than one year from the acquisition date.

Part II
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We released $1.05 billion of our valuation allowance during the year ended December 31, 2023. As of December 31, 2025 and 2024, we maintained a valuation allowance of $241 million and $220 million, respectively, against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis. Refer to Note 17 “Provision for (Benefit from) Income Taxes” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our valuation allowance.
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

2025 Annual Report	53

Part II
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
We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 78% of our total revenues for each of the years ended December 31, 2025 and 2024 and 79% of our total revenues for the year ended December 31, 2023. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.
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

Part II
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
Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 35%, 24% and 10% for the years ended December 31, 2025, 2024 and 2023, respectively.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and allocated overhead. Sales and marketing expenses also include the amortization of commissions paid to our sales employees, including related payroll taxes and fringe benefits. In addition, sales and marketing expenses include branding expenses, marketing program expenses, which include events such as Knowledge, and costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead.
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

2025 Annual Report	55

Part II
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal, state and foreign income taxes. Our income tax provision for the year ended December 31, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.
Comparison of the years ended December 31, 2025 and 2024
Revenues

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Revenues:
Subscription	$12,883	$10,646	21%
Professional services and other	395	338	17%
Total revenues	$13,278	$10,984	21%
Percentage of revenues:
Subscription	97%	97%
Professional services and other	3%	3%
Total	100%	100%
Subscription revenues increased by $2.2 billion for the year ended December 31, 2025, compared to the prior year, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $492 million and $409 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the years ended December 31, 2025 and 2024, respectively.
We expect subscription revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2025.
Our expectations for revenues, cost of revenues and operating expenses for the year ending December 31, 2026 are based on the 31-day average of foreign exchange rates for December 31, 2025.
Professional services and other revenues increased by $57 million for the year ended December 31, 2025, compared to the prior year, due to an increase in services and trainings provided to new and existing customers.
We expect professional services and other revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025.

Part II
Cost of Revenues and Gross Profit Percentage

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Cost of revenues:
Subscription	$2,569	$1,942	32%
Professional services and other	414	345	20%
Total cost of revenues	$2,983	$2,287	30%
Gross profit (loss) percentage:
Subscription	80%	82%
Professional services and other	(5%)	(2%)
Total gross profit percentage	78%	79%
Gross profit:	$10,295	$8,697	18%
Cost of subscription revenues increased by $627 million for the year ended December 31, 2025, compared to the prior year, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses, increased by $307 million as compared to the prior year. Depreciation expense related to infrastructure hardware equipment and expenses associated with software, maintenance, third-party cloud services and other costs, which together support the expansion of data center capacity increased by $277 million for the year ended December 31, 2025, as compared to the prior year.
We expect our cost of subscription revenues for the year ending December 31, 2026 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances and increase slightly as a percentage of revenue compared to the year ended December 31, 2025. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.
Our subscription gross profit percentage was 80% and 82% for the years ended December 31, 2025 and 2024, respectively. We expect our subscription gross profit percentage to decrease slightly for the year ending December 31, 2026 compared to the year ended December 31, 2025, primarily due to the ongoing growth of our third-party cloud services usage and incremental amortization expense of intangible assets acquired through acquisitions completed during the year ended December 31, 2025.
Cost of professional services and other revenues increased by $69 million for the year ended December 31, 2025 as compared to the prior year, primarily driven by an increase in partner ecosystem spend to further help accelerate customer value realization.
Our professional services and other gross loss percentage was 5% for the year ended December 31, 2025, compared to 2% in the prior year, and was primarily driven by partner ecosystem spend to further help accelerate customer value realization increasing at a faster rate than revenue. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2026 compared to the year ended December 31, 2025.

2025 Annual Report	57

Part II
Sales and Marketing

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Sales and marketing	$4,388	$3,854	14%
Percentage of revenues	33%	35%
Sales and marketing expenses increased by $534 million for the year ended December 31, 2025, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $332 million, compared to the prior year. Amortization expenses associated with deferred commissions increased by $67 million, compared to the prior year, due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $68 million compared to the prior year, primarily due to increased program costs and travel costs for our annual Knowledge user conference.
We expect sales and marketing expenses for the year ending December 31, 2026 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from increased sales productivity and marketing efficiencies.
Research and Development

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Research and development	$2,960	$2,543	16%
Percentage of revenues	22%	23%
Research and development expenses (“R&D”) increased by $417 million during the year ended December 31, 2025, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $383 million compared to the prior year.
We expect R&D expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.

Part II
General and Administrative

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
General and administrative	$1,123	$936	20%
Percentage of revenues	8%	9%
General and administrative expenses (“G&A”) increased by $187 million during the year ended December 31, 2025, compared to the prior year, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation of $39 million and an increase in outside services of $78 million. The remaining increase was primarily due to an increase in contract termination costs of $37 million and impairment of assets of $30 million for the year ended December 31, 2025, compared to the prior year.
We expect G&A expenses for the year ending December 31, 2026 to decrease in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from continued G&A productivity.
Stock-based Compensation

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Cost of revenues:
Subscription	$300	$250	20%
Professional services and other	44	46	(4%)
Operating expenses:
Sales and marketing	586	565	4%
Research and development	791	655	21%
General and administrative	234	230	2%
Total stock-based compensation	$1,955	$1,746	12%
Percentage of revenues	15%	16%
Stock-based compensation increased by $209 million during the year ended December 31, 2025, compared to the prior year, primarily due to additional grants to current and new employees.
Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of December 31, 2025, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2026 as we continue to issue stock-based awards to our employees but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.

2025 Annual Report	59

Part II
Foreign Currency Exchange
Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% of total revenues for each of the years ended December 31, 2025 and 2024.
Because we primarily transact in foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our revenues for the year ended December 31, 2025. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the year ended December 31, 2025 at the exchange rates in effect for the year ended December 31, 2024 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $128 million lower, excluding the impact of our cash flow hedging program. The impact from the foreign currency movements for the year ended December 31, 2025 compared to December 31, 2024 was not material for professional services and other revenues.
In addition, we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our expenses for the year ended December 31, 2025.
Interest Income

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Interest income	$451	$419	8%
Percentage of revenues	3%	4%
Interest income increased during the year ended December 31, 2025, compared to the prior year, primarily driven by an increase in investment income from our managed portfolio resulting from higher average portfolio balances.
Other Expense, net

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Interest expense	$(23)	$(23)	—%
Other	9	(22)	(141%)
Other expense, net	$(14)	$(45)	(69%)
Percentage of revenues	—%	—%
Other expense, net decreased by $31 million during the year ended December 31, 2025, compared to the prior year, primarily driven by unrealized gains on strategic investments.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other expense, net of $97 million, primarily offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $113 million for the

Part II
year ended December 31, 2025. The gains (losses) recognized for these foreign currency forward contracts in other expense, net, were immaterial for the year ended December 31, 2024.
Provision for Income Taxes

	Year Ended December 31,		% Change
	2025	2024
	(dollars in millions)
Income before income taxes	$2,261	$1,738	30%
Provision for income taxes	513	313	64%
Effective tax rate	23%	18%
The income tax provision was $513 million and $313 million for the years ended December 31, 2025 and 2024, respectively. The income tax provision was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the year ended December 31, 2025. The Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.
Liquidity and Capital Resources
We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and expend cash outflows to develop new services and core technologies that further enhance the Platform, engage our customers and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% for each of the years ended December 31, 2025, 2024 and 2023. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements, including cloud services, that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2026. When assessing sources of liquidity, we also include cash and cash equivalents, marketable securities and long-term marketable securities totaling $10.1 billion as of December 31, 2025.
Our capital requirements are principally comprised of capital expenditures to support data center capacity expansion, non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancellable licenses, operating leases and services arrangements that are integral to our business operations. We also acquire technology and businesses to expand our service offerings and functionality. Our capital expenditures are under cancellable and non-cancellable arrangements. Non-cancellable purchase commitments for business operations total $7.9 billion as of December 31, 2025, which are due primarily over the next five years. Operating lease obligations totaling $1.1 billion are principally associated with leased facilities and have varying maturities with $687 million due over the next five years.
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. As of December 31, 2025, our outstanding payment

2025 Annual Report	61

Part II
obligations to suppliers participating in the SCF program totaled $87 million. These obligations are included in accounts payable in our consolidated balance sheets, and all activity related to these obligations is presented within operating activities in the consolidated statements of cash flows.
We may repurchase our shares of common stock through open market purchases, accelerated share repurchase transactions, privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock and authorized an additional $3.0 billion in repurchases under the program in January 2025. During the year ended December 31, 2025, the Company repurchased 10.3 million shares of our common stock for $1.8 billion. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of December 31, 2025, approximately $1.4 billion of the authorized amount under the share repurchase program remained available for future repurchases. In January 2026, our board of directors authorized an additional $5.0 billion in repurchases under the Share Repurchase Program.
We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”).
Our operating cash flows, together with our other sources of liquidity, are available to service our liabilities as well as our cancellable and non-cancellable arrangements. We anticipate cash flows generated from operations, cash, cash equivalents, marketable securities and long-term marketable securities will be sufficient to meet our liquidity needs for at least the next 12 months, although we do expect to seek additional debt financing to fund our acquisition of Armis Security Ltd. discussed in Note 5 “Business Combinations” in the notes to our consolidated financial statements. As we look beyond the next 12 months, we seek to continue to grow cash flows necessary to fund our operations and grow our business. If we require additional capital resources, we may seek to finance our operations from the current funds available or additional equity or debt financing.

	Year Ended December 31,
	2025	2024
	(dollars in millions)
Net cash provided by operating activities	$5,444	$4,267
Net cash used in investing activities	(1,689)	(2,501)
Net cash used in financing activities	(2,340)	(1,343)
Net increase in cash, cash equivalents and restricted cash	1,422	406
Operating Activities
Net cash provided by operating activities was $5,444 million for the year ended December 31, 2025 compared to $4,267 million for the prior year. The net increase in operating cash flows was primarily due to higher collections driven by revenue growth.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $1,689 million compared to $2,501 million for the prior year. The net decrease in cash used in investing activities was primarily due to a $2,603 million decrease in net purchases of marketable securities, partially offset by an $875 million increase in purchases of strategic investments and a $971 million increase in cash used in business combinations.

Part II
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $2,340 million compared to $1,343 million for the prior year. The net increase in cash used in financing activities is due to a $1,144 million increase in repurchases of common stock and a $70 million increase in taxes paid related to net share settlement of equity awards, offset by a $184 million decrease in business combination related to the second installment payment in the acquisition of G2K Group GmbH and a $33 million increase in proceeds from employee stock plans.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases, various non-cancellable agreements with cloud service providers and an information technology equipment provider, purchase obligations, debt and unrecognized tax benefits as of December 31, 2025. Refer to Note 18 “Commitments and Contingencies” and Note 17 “Provision for (Benefit from) Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

2025 Annual Report	63

Part II

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound Sterling. We are a net receiver of Euro and British Pound Sterling, and therefore benefit from a weakening of the U.S. Dollar relative to these currencies and, conversely, are adversely affected by a strengthening of the U.S. Dollar relative to these currencies. Revenues denominated in U.S. Dollar as a percentage of total revenues were 71% for each of the years ended December 31, 2025, 2024 and 2023.
A hypothetical 10% increase in the U.S. Dollar against other currencies would have resulted in a decrease in operating income of $177 million, $150 million and $107 million for the years ended December 31, 2025, 2024 and 2023, respectively. This analysis disregards the impact from the Company’s cash flow hedging program and possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets, liabilities and forecasted foreign currency denominated revenues and operating expenses. These foreign currency forward contracts are intended to offset gains or losses related to remeasuring monetary assets and liabilities and to reduce foreign exchange impact on our forecasted revenues and operating expenses. Derivative contracts related to hedging of forecasted revenues and operating expenses are designated as cash flow hedges for accounting purposes. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings within our consolidated statements of comprehensive income.
A sensitivity analysis performed on our cash flow hedge portfolio relating to the hedging of forecasted revenues as of December 31, 2025 and 2024 indicated that a hypothetical 10% depreciation of the U.S. Dollar from its value as of December 31, 2025 and 2024 would decrease the fair value of our foreign currency contracts by $199 million and $164 million, respectively.
A sensitivity analysis performed on our cash flow hedge portfolio relating to the hedging of forecasted operating expenses as of December 31, 2025 indicated that a hypothetical 10% appreciation of the U.S. Dollar from its value as of December 31, 2025 would decrease the fair value of our foreign currency contracts by $18 million.
These foreign currency forward contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed our obligations to the counterparties. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Refer to Note 8 “Derivative Contracts” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Part II
Interest Rate Sensitivity
We had an aggregate of $10.1 billion in cash, cash equivalents, marketable securities and long-term marketable securities as of December 31, 2025. This amount was invested primarily in money market funds, certificates of deposit, corporate notes and bonds, government and agency securities and other debt securities with a minimum rating of BBB by Standard & Poor’s, Baa2 by Moody’s or BBB by Fitch. The primary objectives of our investment activities are the preservation of capital and support of our liquidity requirements. Our marketable securities and long-term marketable securities are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments.
As of December 31, 2025, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $62 million decline of the fair value of our available-for-sale debt securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
As of December 31, 2024, we had an aggregate of $9.9 billion in cash, cash equivalents, marketable securities and long-term marketable securities, and a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $78 million decline in the fair value of our available-for-sale debt securities.
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
As of December 31, 2025 and 2024, we had $1,542 million and $472 million, respectively, of strategic investments in privately held companies. Our strategic investments are predominantly comprised of non-marketable equity investments and are primarily accounted for using: (i) measurement alternative which measures the investments at cost minus impairment, if any, and adjusted for observable transactions for the same or similar investments of the same issuer and (ii) equity method which measures the investment at cost minus impairment, plus or minus our share of equity method investee income or loss. For those non-marketable equity investments using measurement alternative, recording upward and downward adjustments to the carrying value of these non-marketable equity investments requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The timing and amount of observable price changes are influenced by market dynamics that can impact the valuation of our non-marketable equity investments. These changes could be material based on market conditions and events. All of our strategic investments in privately held companies are subject to a risk of partial or total loss of invested capital.

2025 Annual Report	65

Part II

Item 8. Consolidated Financial Statements and Supplementary Data

SERVICENOW, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part II
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ServiceNow, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ServiceNow, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2025 Annual Report	67

Part II
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
Revenue Recognition – Subscription Revenue
As described in Note 2 to the consolidated financial statements, subscription revenues are primarily comprised of subscription fees that give customers access to the ordered subscription service, related support and updates, if any, to the subscribed service during the subscription term. The Company recognizes subscription revenues ratably over the contract term beginning on the commencement date of each contract, which is the date the Company makes their services available to their customers. The Company’s contracts with customers typically include a fixed amount of consideration and are generally non-cancellable and without any refund-type provisions. The Company recognized subscription revenues of $12.9 billion for the year ended December 31, 2025.
The principal considerations for our determination that performing procedures relating to revenue recognition for subscription revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s subscription revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription revenue. These procedures also included, among others (i) testing subscription revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as contracts, invoices and cash receipts, and recalculating revenue recognized and (ii) testing outstanding customer invoice balances as of December 31, 2025, on a sample basis, by obtaining and inspecting source documents, such as invoices and subsequent cash receipts.

Part II
Acquisition of Moveworks, Inc. – Valuation of Developed Technology
As described in Notes 2 and 5 to the consolidated financial statements, on December 15, 2025, the Company acquired all outstanding shares of Moveworks, Inc. (Moveworks) for total purchase consideration of $2.4 billion. Of the acquired intangible assets recorded, $505 million related to Moveworks’ developed technology intangible asset. Fair value of the developed technology intangible asset is determined by management using a relief from royalty method under the income approach. Critical estimates include, but are not limited to, future expected cash flows, discount rates, revenue growth rates, royalty rates, and technology migration rates.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology acquired in the acquisition of Moveworks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate, royalty rate, and technology migration rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology acquired; (iii) evaluating the appropriateness of the relief from royalty method used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, royalty rate, and technology migration rate. Evaluating management’s assumptions related to the revenue growth rate, royalty rate, and technology migration rate involved considering the consistency with external market and industry data and whether the assumptions were consistent with evidence obtained in other areas of the audit, and for the revenue growth rate and royalty rate, considering the current and past performance of the Moveworks business. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the royalty rate and technology migration rate assumptions.

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 28, 2026
We have served as the Company’s auditor since 2011.

2025 Annual Report	69

Part II
ServiceNow, Inc.
Consolidated Balance Sheets
(in millions, except number of shares which are reflected in thousands and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,726	$2,304
Marketable securities	2,558	3,458
Accounts receivable, net	2,627	2,240
Current portion of deferred commissions	590	517
Prepaid expenses and other current assets	970	668
Total current assets	10,471	9,187
Deferred commissions, less current portion	1,114	999
Long-term marketable securities	3,771	4,111
Strategic investments	1,542	472
Property and equipment, net	2,289	1,763
Operating lease right-of-use assets	806	693
Intangible assets, net	1,121	209
Goodwill	3,578	1,273
Deferred tax assets	1,056	1,385
Other assets	290	291
Total assets	$26,038	$20,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$204	$68
Accrued expenses and other current liabilities	1,813	1,369
Current portion of deferred revenue	8,314	6,819
Current portion of operating lease liabilities	112	102
Total current liabilities	10,443	8,358
Deferred revenue, less current portion	120	95
Operating lease liabilities, less current portion	800	687
Long-term debt, net	1,491	1,489
Other long-term liabilities	220	145
Total liabilities	13,074	10,774
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 3,000,000; shares issued: 1,065,776 and 1,040,757; shares outstanding: 1,047,278 and 1,032,437	1	1
Treasury stock, at cost (shares held: 18,498 and 8,320)	(3,045)	(1,219)
Additional paid-in capital	10,747	7,401
Accumulated other comprehensive income (loss)	19	(68)
Retained earnings	5,242	3,494
Total stockholders’ equity	12,964	9,609
Total liabilities and stockholders’ equity	$26,038	$20,383
See accompanying notes to consolidated financial statements

Part II
ServiceNow, Inc.
Consolidated Statements of Comprehensive Income
(in millions, except number of shares which are reflected in thousands and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Subscription	$12,883	$10,646	$8,680
Professional services and other	395	338	291
Total revenues	13,278	10,984	8,971
Cost of revenues (1):
Subscription	2,569	1,942	1,606
Professional services and other	414	345	315
Total cost of revenues	2,983	2,287	1,921
Gross profit	10,295	8,697	7,050
Operating expenses (1):
Sales and marketing	4,388	3,854	3,301
Research and development	2,960	2,543	2,124
General and administrative	1,123	936	863
Total operating expenses	8,471	7,333	6,288
Income from operations	1,824	1,364	762
Interest income	451	419	302
Other expense, net	(14)	(45)	(56)
Income before income taxes	2,261	1,738	1,008
Provision for (benefit from) income taxes	513	313	(723)
Net income	$1,748	$1,425	$1,731
Net income per share - basic	$1.69	$1.38	$1.70
Net income per share - diluted	$1.67	$1.37	$1.68
Weighted-average shares used to compute net income per share - basic	1,036,740	1,029,169	1,020,685
Weighted-average shares used to compute net income per share - diluted	1,046,691	1,042,113	1,027,953
Other comprehensive income (loss):
Foreign currency translation adjustments	$148	$(93)	$27
Unrealized gains on marketable securities, net of tax	27	12	38
Unrealized (losses) gains on derivative instruments, net of tax	(88)	50	—
Other comprehensive income (loss)	87	(31)	65
Comprehensive income	$1,835	$1,394	$1,796
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenues:
Subscription	$300	$250	$202
Professional services and other	44	46	52
Operating expenses:
Sales and marketing	586	565	505
Research and development	791	655	579
General and administrative	234	230	266
See accompanying notes to consolidated financial statements

2025 Annual Report	71

Part II
ServiceNow, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	1,014,411	$1	—	$—	$4,795	$338	$(102)	$5,032
Common stock and Treasury stock issued under employee stock plans	13,683	—	27	3	190	—	—	193
Common stock repurchased	—	—	(4,500)	(538)	—	—	—	(538)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(459)	—	—	(459)
Stock-based compensation	—	—	—	—	1,604	—	—	1,604
Other comprehensive income, net of tax	—	—	—	—	—	—	65	65
Net income	—	—	—	—	—	1,731	—	1,731
Balance as of December 31, 2023	1,028,094	$1	(4,473)	$(535)	$6,130	$2,069	$(37)	$7,628
Common stock and Treasury stock issued under employee stock plans	12,663	—	108	12	225	—	—	237
Common stock repurchased	—	—	(3,955)	(696)	—	—	—	(696)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(700)	—	—	(700)
Stock-based compensation	—	—	—	—	1,746	—	—	1,746
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
Net income	—	—	—	—	—	1,425	—	1,425
Balance as of December 31, 2024	1,040,757	$1	(8,320)	$(1,219)	$7,401	$3,494	$(68)	$9,609
Common stock and Treasury stock issued under employee stock plans	11,784	—	119	14	256	—	—	270
Common stock repurchased	—	—	(10,297)	(1,840)	—	—	—	(1,840)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(770)	—	—	(770)
Stock-based compensation	—	—	—	—	1,955	—	—	1,955
Issuance of common stock for business combinations	13,235	—	—	—	1,901	—	—	1,901
Equity awards assumed in business combinations	—	—	—	—	4	—	—	4
Other comprehensive income, net of tax	—	—	—	—	—	—	87	87
Net Income	—	—	—	—	—	1,748	—	1,748
Balance as of December 31, 2025	1,065,776	$1	(18,498)	$(3,045)	$10,747	$5,242	$19	$12,964
See accompanying notes to consolidated financial statements

Part II
ServiceNow, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,748	$1,425	$1,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	738	564	562
Amortization of deferred commissions	621	550	459
Stock-based compensation	1,955	1,746	1,604
Deferred income taxes	249	98	(857)
Other	104	(51)	—
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	(312)	(254)	(300)
Deferred commissions	(758)	(713)	(717)
Prepaid expenses and other assets	(384)	(332)	(203)
Accounts payable	55	(52)	(142)
Deferred revenue	1,179	1,179	1,085
Accrued expenses and other liabilities	249	107	176
Net cash provided by operating activities	5,444	4,267	3,398
Cash flows from investing activities:
Purchases of property and equipment	(868)	(852)	(694)
Business combinations, net of cash acquired	(1,084)	(113)	(279)
Purchases of other intangibles	(43)	(40)	(3)
Purchases of marketable securities	(2,814)	(5,031)	(4,634)
Purchases of strategic investments	(1,056)	(181)	(75)
Sales and maturities of marketable securities	4,138	3,752	3,522
Other	38	(36)	(4)
Net cash used in investing activities	(1,689)	(2,501)	(2,167)
Cash flows from financing activities:
Proceeds from employee stock plans	270	237	194
Repurchases of common stock	(1,840)	(696)	(538)
Taxes paid related to net share settlement of equity awards	(770)	(700)	(459)
Business combination	—	(184)	—
Net cash used in financing activities	(2,340)	(1,343)	(803)
Foreign currency effect on cash, cash equivalents and restricted cash	7	(17)	1
Net change in cash, cash equivalents and restricted cash	1,422	406	429
Cash, cash equivalents and restricted cash at beginning of period	2,310	1,904	1,475
Cash, cash equivalents and restricted cash at end of period	$3,732	$2,310	$1,904
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$3,726	$2,304	$1,897
Restricted cash included in prepaid expenses and other current assets	6	6	7
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$3,732	$2,310	$1,904
Supplemental disclosures of other cash flow information:
Interest paid	$22	$23	$23
Income taxes paid, net of refunds(1)	283	230	127
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	154	55	44
Fair value of common stock issued for business combinations	1,901	—	—

(1)Income taxes paid, net of refunds, disaggregated by jurisdiction, are outlined below:

	Year Ended December 31,
	2025	2024	2023
Federal	$46	$64	$2
State	83	55	54
Foreign	154	111	71
Income taxes paid, net of refunds	$283	$230	$127

Income taxes paid, net of refunds exceeding 5 percent of total income taxes paid, net of refunds
Foreign
India	$38	$25	$19
Brazil	34	28	15
Ireland	29	17	9
Netherlands	22	15	7
State
New Jersey	15	*	10
Illinois	*	*	14
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

See accompanying notes to consolidated financial statements

Part II
ServiceNow, Inc.
Notes to Consolidated Financial Statements
Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.
(1) Description of the Business
ServiceNow delivers solutions that help public and private organizations govern, secure and manage artificial intelligence (“AI”) and digitalize and streamline workflows to drive collaboration, productivity and better experiences across the enterprise. At the core of these solutions is the ServiceNow AI Platform (“Platform”), a robust, cloud-based Platform that facilitates comprehensive delivery of seamless workflows and drives digital transformation across all departments and personas within an organization. Our Platform’s single data fabric and integrated data layer supports organizations’ operationalization of their AI strategy with speed, scale and security. Our workflow applications built on the Platform are grouped into four areas: Technology, CRM and Industry, Core Business, and Creator and Other. We offer an innovative suite of products, including AI-powered applications, and services designed to automate workflows, integrate systems and empower employees, regardless of existing systems, cloud environments or collaboration tools. Our one platform architecture provides the foundation for organizations to seamlessly integrate AI, data, and workflows and create intelligent processes across their enterprise.
(2) Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Common Stock Split
On December 5, 2025, our board of directors approved and declared a 5-for-1 split of our common stock (“Stock Split”), with a proportionate increase in the number of shares of authorized common stock. The Stock Split had a record date of December 16, 2025 and an effective date of December 17, 2025. The par value per share of our common stock remains unchanged at $0.001 per share after the Stock Split. Accordingly, an amount equal to the par value of the additional issued shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock. All references made to common share, equity award and per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
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

2025 Annual Report	74

Part II
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

Part II
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
Level 2—Other inputs that are directly or indirectly observable in the marketplace; and
Level 3—Significant unobservable inputs that are supported by little or no market activity.
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

2025 Annual Report	76

Part II
Marketable Securities
Marketable securities consist of commercial paper, corporate notes and bonds, certificates of deposit, U.S. government and agency securities and mortgage-backed and asset-backed securities. We classify investments in debt securities as available-for-sale at the time of purchase. All marketable securities are recorded at estimated fair value with original maturities of less than one year at time of purchase classified as short-term and original maturities of greater than one year at time of purchase classified as long-term. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax, a component of stockholders’ equity, except for credit-related impairment losses for available-for-sale debt securities.
For all our available-for-sale debt securities with unrealized loss positions we have determined it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Available-for-sale securities in an unrealized loss position are written down to its fair value with the corresponding charge recorded in other expense, net in our consolidated statements of comprehensive income, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or we have the intention to sell the security. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other expense, net in the consolidated statements of comprehensive income. For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $74 million and $79 million, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Realized gains and losses from the sales of available-for-sale debt securities are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of comprehensive income.
Strategic Investments
Strategic investments consist of debt and non-marketable equity investments in privately held companies in which we do not have a controlling interest. Privately held equity securities in which we do not have a controlling financial interest in but exercise significant influence over the investee are accounted for under equity method accounting. These investments are measured at cost less any impairment, plus or minus our share of equity method investee income or loss. Our share of the investee’s results of operations is recorded in other expense, net on our consolidated statements of comprehensive income. For those privately held equity securities that do not have readily determinable fair values and for which we do not have a controlling financial interest or exercise significant influence, we have elected to apply the measurement alternative, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Upward and downward adjustments to the carrying value are recorded in other expense, net on our consolidated statements of comprehensive income. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred.
Derivative Financial Instruments
Derivatives designated as hedging instruments
We record derivatives at fair value as either assets or liabilities on our consolidated balance sheets. For derivative contracts entered into to hedge a portion of our forecasted foreign currency denominated revenues and operating expenses that are designated and qualify as cash flow hedges, the unrealized gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as subscription revenues, research and development expenses, or sales and marketing expenses, as appropriate, when the hedged transaction affects earnings.

Part II
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
Property and Equipment, net
Property and equipment are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	3-5 years
Furniture and fixtures	3-7 years
Leasehold and other improvements	shorter of the lease term or 10 years
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

2025 Annual Report	78

Part II
Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities, less current portion in our consolidated balance sheets. We did not have any financing leases in any of the periods presented.
Business Combinations
We allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Allocation of the purchase price requires significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. Critical estimates include, but are not limited to, future expected cash flows, discount rates, revenue growth rates, royalty rates, technology migration rates and profit margin a market participant would receive. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We typically engage third party valuation appraisal firms to assist us in determining the fair values of intangible assets, including the relief from royalty method and multi-period excess earnings method used to calculate the fair values under the income approach. During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
Advertising Costs
Advertising costs, excluding costs related to our annual Knowledge user conference and other user forums, are expensed as incurred and are included in sales and marketing expense. These costs for the years ended December 31, 2025, 2024 and 2023 were $348 million, $295 million and $221 million, respectively.
Stock-based Compensation
We recognize compensation expense related to stock options and restricted stock units (“RSUs”) with only service conditions on a straight-line basis over the requisite service period. For stock options and RSUs with service, performance and market conditions (performance-based RSUs (“PRSUs”)), expenses are recognized on a graded

Part II
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 11% and 12% of our accounts receivable balance as of December 31, 2025 and 2024, respectively, and 11% of our total revenues for the years ended December 31, 2025 and 2024. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. There were no customers that individually exceeded 10% of our total revenues for the year ended December 31, 2023. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. The allowance for credit losses and write offs were not material for each of the periods ending December 31, 2025, 2024 and 2023.
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

2025 Annual Report	80

Part II
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Strategic investments, previously presented within other assets, were reclassified to be presented separately on our consolidated balance sheets. The reclassification had no impact on our previously reported total assets or net cash from operating or investing activities and did not result in a restatement of prior period consolidated financial statements.
Recently Issued Accounting Pronouncement Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires enhancement and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. We adopted this standard effective January 1, 2025 using a retrospective approach. Refer to our consolidated statements of cash flows and Note 17 “Provision for (Benefit from) Income Taxes” for further information.
Recently Issued Accounting Pronouncements Pending Adoption
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the recognition and disclosure framework for internal-use software costs by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and can be applied using a prospective, retrospective or modified transition approach with early adoption permitted. We are currently evaluating the impact of the adoption of this standard.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the impact of the adoption of this standard.

Part II
(3) Investments
Marketable Securities
The following is a summary of our available-for-sale debt securities recorded within marketable securities and long-term marketable securities on the consolidated balance sheets (in millions):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$173	$—	$—	$173
Corporate notes and bonds	4,759	34	—	4,793
Certificates of deposit	11	—	—	11
U.S. government and agency securities	1,257	6	—	1,263
Mortgage-backed and asset-backed securities	103	—	(14)	89
Total available-for-sale debt securities	$6,303	$40	$(14)	$6,329

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$336	$—	$—	$336
Corporate notes and bonds	4,966	15	(5)	4,976
Certificates of deposit	67	—	—	67
U.S. government and agency securities	2,103	3	(2)	2,104
Mortgage-backed and asset-backed securities	104	—	(18)	86
Total available-for-sale debt securities	$7,576	$18	$(25)	$7,569
As of December 31, 2025, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

December 31, 2025
Due within 1 year	$2,557
Due in 1 year through 5 years	3,683
Instruments not due in single maturity	89
Total	$6,329
As of December 31, 2025 and 2024, unrealized losses of $14 million and $18 million, respectively, are from available-for-sale debt securities in a continuous unrealized loss position greater than 12 months. As of December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $171 million, the majority of which was in a continuous unrealized loss position for greater than 12 months. As of December 31, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $2,419 million, the majority of which was in a continuous unrealized loss position for less than 12 months.

2025 Annual Report	82

Part II
For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of December 31, 2025.
Strategic Investments
As of December 31, 2025 and 2024, the total amount of strategic investments in privately held companies included in our consolidated balance sheets was $1,542 million and $472 million, respectively. Our strategic investments are predominantly comprised of non-marketable equity investments, which are primarily accounted for using the measurement alternative. Under this approach, the investments are measured at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The adjustments made during the years ended December 31, 2025, 2024 and 2023 were immaterial. The remaining strategic investments are accounted for using the equity method of accounting as we have the ability to exercise significant influence but not control over the investee. For the years ended December 31, 2025, 2024 and 2023, our share of the investees’ results of operations included in other expense, net in our consolidated statements of comprehensive income was immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.
In September 2025, the Company purchased $750 million of preferred shares of Genesys, a privately held AI-powered experience orchestration software company.
(4) Fair Value Measurements
The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of December 31, 2025 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$2,055	$—	$2,055
Commercial paper	—	137	137
Corporate notes and bonds	—	6	6
Deposits	219	—	219
U.S. government and agency securities	—	515	515
Marketable securities:
Commercial paper	—	173	173
Corporate notes and bonds	—	4,793	4,793
Certificates of deposit	—	11	11
U.S. government and agency securities	—	1,263	1,263
Mortgage-backed and asset-backed securities	—	89	89
Total	$2,274	$6,987	$9,261

Part II
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
We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our strategic investments are not included in the table above and are discussed in Note 3 “Investments”. Refer to Note 8 “Derivative Contracts” for the fair value measurement of our derivative contracts and Note 12 “Debt” for the fair value measurement of our long-term debt, which are also not included in the table above.
(5) Business Combinations
2025 Business Combinations
Moveworks, Inc.
On December 15, 2025, we acquired all outstanding shares of Moveworks, Inc. (“Moveworks”), a privately held company that provides enterprise search and front-end virtual agent technology. The acquisition is intended to drive use of our Platform to accelerate enterprise adoption and innovation across key growth areas, including CRM. The preliminary aggregate purchase price consideration for Moveworks was $2.4 billion, which was comprised of the following (in millions):

Fair Value
Fair value of common stock issued(1)	$1,467
Cash	905
Settlement of pre-existing loan	31
Stock-based compensation awards attributable to pre-combination services	4
Total purchase consideration	$2,407
(1)The fair value of the stock consideration is based on the December 15, 2025 closing price of ServiceNow common stock at $153.04 and approximately 9.6 million shares of ServiceNow common stock.

2025 Annual Report	84

Part II
The allocation of the total purchase price is summarized below (in millions):

	Purchase Price Allocation	Asset Life
Current assets	$48
Intangible assets	770	2 - 5 years
Goodwill	1,748	Indefinite
Other assets	124
Assets acquired	$2,690
Current liabilities assumed	83
Long-term liabilities assumed	13
Deferred tax liabilities, non-current	187
Net assets acquired	$2,407
Identifiable intangible assets acquired in connection with the Moveworks acquisition (in millions) and the weighted-average lives are as follows:

	Intangible Assets	Asset Life (years)
Developed technology	$505	5
Customer relationships	220	5
Order backlog	25	2
Brand assets	20	4
Total	$770
Goodwill, which is not deductible for income tax purposes, is primarily attributed to the value expected from synergies resulting from the business combination. The fair values assigned to tangible and intangible assets acquired, liabilities assumed and income taxes payable and deferred taxes are based on management’s estimates and assumptions. The provisional measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
As contemplated by the terms of the merger agreement, in August 2025, the Company and Moveworks entered into a term loan credit agreement pursuant to which Moveworks drew $25 million. In December 2025, Moveworks drew an additional $5 million on the term loan credit agreement. The loan was settled on the closing date of the Moveworks acquisition.
Logik.io Inc.
On May 30, 2025, we acquired all outstanding shares of Logik.io Inc., a provider of an AI-powered, composable Configure, Price, Quote (“CPQ”) solution for total purchase consideration of $506 million, which consists primarily of approximately 2.1 million shares of ServiceNow common stock with a value of approximately $434 million and $62 million in cash. The fair value of the stock consideration is based on the May 30, 2025 closing price of ServiceNow common stock at $202.22. The acquisition is intended to expand our growing CRM footprint and accelerate our sales and order management capabilities with the acquired CPQ solutions technology.
The purchase price was allocated based on the estimated fair value of the developed technology intangible asset of $85 million (five-year estimated useful life), customer-related and backlog assets of $14 million (three-year estimated useful life), net tangible assets of $25 million, deferred tax liabilities of $22 million and goodwill of $404 million, which is not deductible for income tax purposes.

Part II
Goodwill is primarily attributed to the value expected from synergies resulting from the business combination. The fair values assigned to tangible and intangible assets acquired, liabilities assumed and income taxes payable and deferred taxes are based on management’s estimates and assumptions.
Other Acquisitions
In July 2025, we completed the acquisition of data.world, Inc., a leader in enterprise data cataloging and governance. The acquisition is intended to strengthen the Company’s AI platform by allowing customers to enrich data with meaning, context and relationships while enabling AI agents and workflows to operate. The acquisition is not material to our consolidated financial statements.
During the year ended December 31, 2025, we also completed other acquisitions that were not material to our consolidated financial statements, either individually or in the aggregate.
Pending Business Combinations
In December 2025, we signed a definitive agreement to acquire Veza Technologies, Inc., a privately held company that provides a unified access platform, with native products offering access search, access intelligence, access monitoring and access workflows, for approximately $1.25 billion cash consideration, subject to customary adjustments. The acquisition is expected to close during the first half of 2026, subject to customary regulatory approvals and closing conditions.
In December 2025, we signed a definitive agreement to acquire Armis Security Ltd. a cyber-exposure management and cyber-physical security solutions provider, for approximately $7.75 billion cash consideration, subject to customary adjustments. The acquisition is expected to close during the second half of 2026, subject to customary regulatory approvals and closing conditions.
2024 Business Combinations
During the year ended December 31, 2024, we completed certain acquisitions for total purchase consideration of $112 million, primarily to enhance our products with the acquired technology and engineering workforce. The acquisitions were not material to our consolidated financial statements, either individually or in the aggregate.
2023 Business Combinations
On July 17, 2023, we acquired all outstanding shares of G2K Group GmbH, an artificial intelligence powered platform, for $465 million in a cash transaction. The consideration was paid in two installments, with the first payment made in July 2023 and the second payment made in February 2024. The acquisition is intended to enhance our Platform with the acquired smart Internet of Things technology, enabling businesses to intelligently action digital and in-store data with enterprise-grade workflows.
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

2025 Annual Report	86

Part II
We have included the financial results of business combinations in the consolidated financial statements from the respective dates of acquisition, which were not material. Aggregate acquisition-related costs associated with business combinations were $96 million for the year ended December 31, 2025 and immaterial for each of the years ended December 31, 2024 and 2023, and were included in general and administrative expenses in our consolidated statements of comprehensive income as incurred.
(6) Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill were as follows (in millions):

Carrying Amount
Balance as of December 31, 2023	$1,231
Goodwill acquired	75
Foreign currency translation adjustments	(33)
Balance as of December 31, 2024	$1,273
Goodwill acquired	2,225
Foreign currency translation adjustments	80
Balance as of December 31, 2025	$3,578
Intangible assets, net consists of the following (in millions):

	December 31, 2025	December 31, 2024
Developed technology	$1,316	$581
Customer relationships	238	5
Patents	83	83
Other	72	6
Intangible assets, gross	$1,709	$675
Less: accumulated amortization	(588)	(466)
Intangible assets, net	$1,121	$209
The weighted-average useful life of the acquired developed technology for each of the years ended December 31, 2025 and 2024 was approximately five years. Amortization expense for intangible assets was approximately $120 million, $94 million and $85 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of December 31, 2025 (in millions):

Fiscal Period:
2026	$269
2027	253
2028	228
2029	210
2030	160
Thereafter	1
Total future amortization expense	$1,121

Part II
(7) Property and Equipment
Property and equipment, net consists of the following (in millions):

	December 31,
	2025	2024
Computer equipment	$3,332	$2,697
Computer software	126	106
Leasehold and other improvements	433	320
Furniture and fixtures	117	85
Construction in progress	117	63
Property and equipment, gross	4,125	3,271
Less: Accumulated depreciation	(1,836)	(1,508)
Property and equipment, net	$2,289	$1,763
Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense was $508 million, $371 million and $372 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(8) Derivative Contracts
Derivatives Designated as Hedging Instruments
We enter into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues, and beginning in the fourth quarter of 2025, we also entered into forward contracts to hedge a portion of our forecasted foreign currency denominated expenses. These forward contracts are recorded at fair value and have maturities of up to 34 months. We had outstanding cash flow hedges with total notional values of $2.2 billion and $1.7 billion as of December 31, 2025 and 2024, respectively. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statements of cash flows.
The total gross fair values of derivatives designated as hedging instruments recorded within the consolidated balance sheets were as follows (in millions):

Consolidated Balance Sheets Location	December 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$11	$55
Other assets	$3	$10

Accrued expenses and other current liabilities	$(49)	$(1)
Other long-term liabilities	$(8)	$—
As of December 31, 2025, approximately $38 million of the pre-tax derivative loss from accumulated other comprehensive income (loss) is expected to be recognized in subscription revenues within the next 12 months.

2025 Annual Report	88

Part II
All hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues were a loss of $42 million for the year ended December 31, 2025 and a gain of $14 million for the year ended December 31, 2024. There were no net gains or losses recognized in research and development expenses and sales and marketing expenses for the year ended December 31, 2025. There was no ineffectiveness in the Company’s cash flow hedging program for the years ended December 31, 2025 and 2024.
Derivatives not Designated as Hedging Instruments
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other expense, net on the consolidated statements of comprehensive income. As of December 31, 2025 and 2024, we had foreign currency forward contracts with total notional values of $2.5 billion and $2.2 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of December 31, 2025 and 2024. The gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other expense, net of $97 million, primarily offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $113 million for the year ended December 31, 2025. The gains (losses) recognized for foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for the years ended December 31, 2024 and 2023. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the consolidated statements of cash flows.
All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
(9) Supply Chain Finance Program
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution acting as our paying agent. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. Participating suppliers negotiate their sales of receivables directly with the financial institution at their sole discretion and we have no economic interest in a supplier’s decision to participate in the SCF program. We do not have pledged assets or other guarantees under our SCF program. These obligations are included in accounts payable in our consolidated balance sheets and all activity related to these obligations is presented within operating activities in our consolidated statements of cash flows.
The summary of our outstanding payment obligations under the SCF program is as follows (in millions):

Year Ended December 31, 2025
Obligations outstanding at the beginning of the year	$—
Invoices added during the year	251
Invoices paid during the year	(164)
Obligations outstanding at the end of the year	$87

Part II
(10) Deferred Revenue and Performance Obligations
Revenues recognized from beginning period deferred revenue during the years ended December 31, 2025 and 2024 were $6.9 billion and $5.7 billion, respectively.
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
As of December 31, 2025, the total non-cancellable RPO under our contracts with customers was $28.2 billion, and we expect to recognize revenues on approximately 46% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.
(11) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in millions):

	December 31,
	2025	2024
Accrued payroll	$827	$700
Taxes payable	195	162
Other employee-related liabilities	220	196
Other	571	311
Total accrued expenses and other current liabilities	$1,813	$1,369
(12) Debt
For the periods ended December 31, 2025 and 2024, the carrying value of our outstanding debt was $1,491 million and $1,489 million, respectively, net of unamortized debt discount and issuance costs of $9 million and $11 million, respectively.
We consider the fair value of the 2030 Notes at December 31, 2025 and 2024 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,324 million and $1,247 million at December 31, 2025 and 2024, respectively.
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

2025 Annual Report	90

Part II
(13) Accumulated Other Comprehensive Income (Loss)
The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2024	$50	$(27)	$(91)	$(68)
Other comprehensive (loss) income before reclassifications	(130)	27	148	45
Amounts reclassified from accumulated other comprehensive loss	42	—	—	42
Net current period other comprehensive (loss) income	(88)	27	148	87
Balance as of December 31, 2025	$(38)	$—	$57	$19

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2023	$—	$(39)	$2	$(37)
Other comprehensive income (loss) before reclassifications	64	12	(93)	(17)
Amounts reclassified from accumulated other comprehensive loss	(14)	—	—	(14)
Net current period other comprehensive income (loss)	50	12	(93)	(31)
Balance as of December 31, 2024	$50	$(27)	$(91)	$(68)

Part II
(14) Stockholders' Equity
Common Stock
We are authorized to issue a total of 3.0 billion shares of common stock as of December 31, 2025. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of December 31, 2025, we had 1,047 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2025
Stock plans:
Options outstanding	4,829
RSUs(1)	26,011
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	37,616
Amended and Restated 2012 Employee Stock Purchase Plan(2)	38,893
Total shares of common stock reserved for future issuance	107,349
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 15 “Equity Awards”.
(2)Refer to Note 15 “Equity Awards” for a description of these plans.
During the years ended December 31, 2025 and 2024, we issued a total of 11.9 million and 12.8 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).
Treasury Stock
In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock (the “Share Repurchase Program”). In January 2025, our board of directors authorized an additional $3.0 billion in repurchases under the Share Repurchase Program. Under the program, we may repurchase our common stock from time to time through open market purchases, accelerated share repurchase transactions, privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.

During the years ended December 31, 2025 and 2024, the Company repurchased approximately 10.3 million and 4.0 million shares of its common stock for $1.8 billion and $696 million, respectively. All repurchases were made in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance. As of December 31, 2025, approximately $1.4 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases. In January 2026, our board of directors authorized an additional $5.0 billion in repurchases under the Share Repurchase Program.

2025 Annual Report	92

Part II
Preferred Stock
Our board of directors has the authority, without further action by stockholders, to issue up to 10 million shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock or delaying or preventing a change in control. As of December 31, 2025 and 2024, no shares of preferred stock were outstanding.
(15) Equity Awards
We have three equity incentive plans: 2012 Equity Incentive Plan (the “2012 Plan”), amended and restated 2021 Equity Incentive Plan (the “2021 Plan”) and 2022 New-Hire Equity Incentive Plan (the “2022 Plan”). The 2012 Plan was terminated in connection with the initial approval of the 2021 Plan on June 7, 2021 but continues to govern the terms of outstanding equity awards that were granted prior to the termination of the 2012 Plan. As of June 7, 2021, we no longer grant equity awards pursuant to the 2012 Plan. The 2021 Plan, as amended and restated, was approved by the shareholders on June 1, 2023 to increase shares available for future grants by approximately 50 million shares. Upon effectiveness of the 2021 Plan, as amended and restated, the 2022 Plan was terminated, and no additional awards under the 2022 Plan have been made since the amendment and restatement of the 2021 Plan. Outstanding equity awards under the 2022 Plan continue to be subject to the terms and conditions of the 2022 Plan.
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

Part II
A summary of stock option activity for the year ended December 31, 2025 was as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	4,739	$123.88
Granted (1)	426	$20.34
Exercised	(179)	$116.60		$12
Forfeited	(157)	$131.10
Outstanding as of December 31, 2025	4,829	$114.78	5.8	$185
Vested and expected to vest as of December 31, 2025	4,671	$114.95	5.8	$179
Vested and exercisable as of December 31, 2025	2,550	$113.87	5.3	$100
(1)Relates to stock options assumed in business combinations.
Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value for stock options exercised for the years ended December 31, 2025, 2024 and 2023, was $12 million, $35 million and $15 million, respectively.
The total fair value of shares vested was $26 million, $98 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted-average grant-date fair value of stock options granted was $133.64 for the year ended December 31, 2025. No stock options were granted during the years ended December 31, 2024 and 2023.
During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met but no earlier than two years from date of grant. The performance and market conditions must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. As of December 31, 2025, the first four tranches were vested based on achievement of both the performance and market conditions.
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
As of December 31, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $47 million. The weighted-average remaining vesting period of unvested stock options as of December 31, 2025 was approximately two years.

2025 Annual Report	94

Part II
RSUs
A summary of RSU activity for the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding as of December 31, 2024	28,940	$126.02
Granted	14,486	$190.71
Vested	(14,136)	$128.51
Forfeited	(3,279)	$143.17
Outstanding as of December 31, 2025	26,011	$158.53
Expected to vest as of December 31, 2025	23,500
RSUs outstanding as of December 31, 2025 were comprised of 24.3 million RSUs with only service conditions and 1.7 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $2.6 billion, $2.4 billion and $1.6 billion for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the aggregate intrinsic value of RSUs outstanding was $4.0 billion and RSUs expected to vest was $3.6 billion. The weighted-average grant-date fair value of RSUs granted was $190.71, $158.23 and $95.84 per share for the years ended December 31, 2025, 2024 and 2023, respectively.
PRSUs have service, performance and market vesting conditions. The ultimate number of shares eligible to vest range from 0% to 200%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index. The eligible shares subject to PRSUs granted during the year ended December 31, 2025 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year.
We recognized $149 million, $147 million and $145 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $3.2 billion and the weighted-average remaining vesting period was approximately three years.
Total stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $1,955 million, $1,746 million and $1,604 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded $365 million, $340 million and $296 million, respectively, of tax benefits on total stock-based compensation expense, which are reflected in the provision for (benefit from) income taxes in the consolidated statements of comprehensive income.

Part II
Valuation Assumptions
The following assumptions were used in the Black-Scholes options pricing model and the Monte Carlo simulation model, to estimate our stock-based compensation on the date of grant for ESPP, stock options and PRSUs, respectively, as applicable.

	Year Ended December 31,
	2025	2024	2023
Risk-Free Interest Rate
ESPP	4.08% - 4.96%	4.96% - 5.39%	2.96% - 5.39%
Stock Options	3.80% - 4.07%	*	*
PRSU	4.18% - 4.24%	3.97% - 4.56%	4.34%
Expected Term (in years)
ESPP	0.5	0.5	0.5
Stock Options	6.0 - 9.0	*	*
Expected Volatility
ESPP	32% - 45%	25% - 40%	33% - 59%
Stock Options	39% - 42%	*	*
PRSU	33% - 40%	33% - 42%	45%
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
(16) Net Income Per Share
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

2025 Annual Report	96

Part II
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders, as adjusted to give effect to the Stock Split (in millions, except for number of shares reflected in thousands and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$1,748	$1,425	$1,731
Denominator:
Weighted-average shares outstanding - basic	1,036,740	1,029,169	1,020,685
Weighted-average effect of potentially dilutive securities:
Common stock options, RSUs and ESPP obligations	9,951	12,944	7,268
Weighted-average shares outstanding - diluted	1,046,691	1,042,113	1,027,953
Net income per share - basic	$1.69	$1.38	$1.70
Net income per share - diluted	$1.67	$1.37	$1.68
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	10,787	3,555	15,955
(17) Provision for (Benefit from) Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$1,302	$1,055	$523
Foreign	959	683	485
Total	$2,261	$1,738	$1,008
The provision for (benefit from) income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current provision:
Federal	$36	$36	$2
State	43	49	31
Foreign	183	130	101
	262	215	134
Deferred provision:
Federal	169	51	(750)
State	25	(5)	(135)
Foreign	57	52	28
	251	98	(857)
Provision for (benefit from) income taxes	$513	$313	$(723)

Part II
The effective income tax rate differs from the federal statutory income tax rate applied to the income before income taxes due to the following (in millions):

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$475	21.0%	$365	21.0%	$212	21.0%
State and local income tax, net of federal benefit (1)	51	2.3%	33	1.9%	(81)	(8.1)%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and United States	(45)	(2.0)%	(31)	(1.8)%	(20)	(1.9)%
Other	(17)	(0.7)%	1	—%	12	1.2%
Brazil
Withholding	30	1.3%	18	1.0%	—	—%
Other	—	—%	2	0.1%	10	0.9%
Other foreign jurisdictions	63	2.8%	58	3.3%	21	2.1%
Effect of cross-border tax laws
Global intangible low-taxed income	(22)	(1.0)%	(29)	(1.6)%	45	4.5%
Other	(1)	(0.1)%	(6)	(0.3)%	(1)	(0.1)%
Research and development tax credits	(53)	(2.3)%	(64)	(3.7)%	(74)	(7.3)%
Changes in valuation allowances	(1)	(0.1)%	3	0.2%	(930)	(92.2)%
Nontaxable or nondeductible items
Stock-based compensation	(66)	(2.9)%	(78)	(4.5)%	25	2.5%
Officer’s compensation	32	1.4%	28	1.6%	32	3.2%
Other	29	1.3%	13	0.8%	16	1.5%
Change in unrecognized tax benefits	11	0.5%	3	0.2%	9	0.9%
Acquisition-related effects	29	1.3%	(5)	(0.3)%	3	0.3%
Other	(2)	(0.1)%	2	0.1%	(2)	(0.2)%
Provision for (benefit from) income taxes	$513	22.7%	$313	18.0%	$(723)	(71.7)%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Illinois, New Jersey, Virginia, Minnesota, and New York for 2025; Virginia, New York, Illinois, Minnesota, and Georgia for 2024; and Illinois, Virginia, Minnesota, and Pennsylvania for 2023.
Significant components of our deferred tax assets are shown below (in millions). A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

2025 Annual Report	98

Part II

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$260	$138
Credit carryforwards	425	458
Lease liability	207	171
Capitalized research and development	323	434
Depreciation and amortization	465	514
Accrued expenses	98	78
Other	90	90
Total deferred tax assets	1,868	1,883
Less: valuation allowance	(241)	(220)
	$1,627	$1,663
Deferred tax liabilities:
Right of use asset	(182)	(150)
Depreciation and amortization	(375)	(113)
Other	(56)	(61)
Net deferred tax assets	$1,014	$1,339
As of December 31, 2025, the Company does not expect to incur material additional income taxes upon the distribution of earnings from its foreign subsidiaries. While the Company intends to repatriate these foreign earnings, there may be local withholding taxes due to various foreign countries and/or U.S. state taxes payable upon distribution of certain lower-tier earnings. The estimated impact of these foreign withholding taxes, after considering available U.S. foreign tax credits, and state taxes is currently immaterial to the Company’s consolidated financial statements.
As of December 31, 2025, we had U.S. federal net operating loss and federal tax credit carryforwards of $578 million and $341 million, respectively, as reported on our tax returns. The federal tax credits will begin to expire in 2041 if not utilized. In addition, as of December 31, 2025, we had state net operating loss and state tax credit carryforwards of approximately $1.0 billion and $354 million, respectively, as reported on our tax returns. The state net operating loss will begin to expire in 2033 if not utilized. State tax credits and a portion of the federal net operating loss carryforwards can be carried forward indefinitely. Utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
As of December 31, 2025, we had Canada net operating loss and tax credit carryforwards of $161 million and $14 million, respectively, as reported on our tax returns. The Canada net operating loss and tax credits will begin to expire in 2039 and 2037, respectively, if not utilized. In addition, as of December 31, 2025, we had United Kingdom net operating loss carryforwards of $162 million, as reported on our tax returns. The United Kingdom net operating loss can be carried forward indefinitely.
The increase in the 2025 valuation allowance of $21 million was primarily attributable to California tax credit generation.
The increase in the 2024 valuation allowance of $24 million was primarily attributable to California tax credit generation. The decrease in the 2023 valuation allowance of $1.03 billion was primarily attributable to the $1.05 billion release of certain U.S. federal and state valuation allowances offset by approximately a $20 million increase in the California valuation allowance.

Part II
The income tax benefit was $723 million for the year ended December 31, 2023. The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of California. We released $1.05 billion of our valuation allowance during the year ended December 31, 2023. As of December 31, 2025 and 2024, we maintained a valuation allowance of $241 million and $220 million, respectively, against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the period	$291	$221	$159
Tax positions taken in prior period:
Gross increases	—	2	—
Gross decreases	(3)	(2)	—
Tax positions taken in current period:
Gross increases	116	73	63
Settlements	—	(3)	(1)
Balance at the end of the period	$404	$291	$221
As of December 31, 2025, we had gross unrecognized tax benefits of approximately $404 million, of which $304 million would impact the effective tax rate, if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our liability related to unrecognized tax benefits were $17 million and $9 million as of December 31, 2025 and 2024, respectively. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. Interest and penalties accrued on these uncertain tax positions are recognized as income tax expense and will be released upon the expiration of the statutes of limitations. These amounts are also not material for any periods presented. Further, $114 million and $68 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2025 and 2024, respectively.
We are subject to taxation in the United States and foreign jurisdictions. As of December 31, 2025, our tax years 2004 to 2025 remain subject to examination in most jurisdictions.
Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the year ended December 31, 2025.

2025 Annual Report	100

Part II
(18) Commitments and Contingencies
Operating Leases
For some of our offices and data centers, we have entered into non-cancellable operating lease agreements with various expiration dates through 2036. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.
Total operating lease costs were $147 million, $130 million and $129 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.
For the years ended December 31, 2025 and 2024, total cash paid for amounts included in the measurement of operating lease liabilities was $107 million and $85 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $225 million and $84 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the weighted-average remaining lease term is approximately eight years, and the weighted-average discount rate is 4%.
Maturities of operating lease liabilities as of December 31, 2025 are presented in the table below (in millions):

Fiscal Period:
2026	$147
2027	145
2028	143
2029	134
2030	118
Thereafter	383
Total operating lease payments	1,070
Less: imputed interest	(158)
Present value of operating lease liabilities	$912
In addition to the amounts above, as of December 31, 2025, we have leases, primarily for offices, that have not yet commenced with minimum undiscounted cash flows of $381 million. These leases are expected to commence between 2026 and 2027 with lease terms of five to sixteen years.

Part II
Other Commitments
Other contractual commitments primarily consist of data center and IT operations, cloud services and sales and marketing activities related to our daily business operations. Future minimum payments under our non-cancellable purchase commitments as of December 31, 2025 are presented in the table below (in millions):

Fiscal Period:	Cloud Services Obligations	Other Purchase Obligations	Total Purchase Obligations
2026	$372	$691	$1,063
2027	331	498	829
2028	500	1,606	2,106
2029	630	216	846
2030	2,826	119	2,945
Thereafter	—	157	157
Total	$4,659	$3,287	$7,946
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
In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 12 “Debt” for further information regarding our 2030 Notes.
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
Other
As previously disclosed, through its internal processes, the Company received a complaint that raised potential compliance issues related to one of its government contracts. The Company initiated an internal investigation, with the assistance of outside legal counsel, into the validity of these claims that concern the hiring of the Chief Information Officer of the U.S. Army as the Company’s Head of Global Public Sector in March 2023. As a result of the investigation, the Company’s board of directors determined that the Company’s President and Chief Operating Officer and the hired individual violated Company policy regarding a possible conflict relating to such individual’s hiring. On July 24, 2024, the Company and its President and Chief Operating Officer came to a mutual agreement that he would resign from all positions with the Company, effective immediately. The other individual also has departed the Company. The Company has informed the Department of Justice, the Department of Defense Office of Inspector General and the Army Suspension and Debarment Office of the investigation and is continuing to cooperate with the Department of Justice, which has commenced its own investigation and required the Company to deliver certain documents in connection with these matters. The Company cannot predict the timing, outcome or possible impact of the investigation.

2025 Annual Report	102

Part II
Indemnification Provisions
Our agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise as a result of their affiliation with us. We have not incurred any material costs as a result of such indemnification obligations and have not recorded any material liabilities related to such obligations in the consolidated financial statements.
(19) Segment and Geographic Information
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
Geographic Information
Revenues by geographic area, based on the location of our users, were as follows for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
North America (1)	$8,348	$6,909	$5,702
EMEA (2)	3,402	2,834	2,298
Asia Pacific and other	1,528	1,241	971
Total revenues	$13,278	$10,984	$8,971

Part II
Property and equipment, net by geographic area were as follows (in millions):

	December 31,
	2025	2024
Property and equipment, net:
North America (3)	$1,437	$1,144
EMEA (2)	563	428
Asia Pacific and other	289	191
Total property and equipment, net	$2,289	$1,763
(1)Revenues attributed to the United States were 94% of North America revenues for each of the years ended December 31, 2025, 2024, and 2023.
(2)Europe, the Middle East and Africa (“EMEA”).
(3)Property and equipment, net attributed to the United States were 82% and 79% of property and equipment, net attributable to North America as of December 31, 2025 and 2024, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2025, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

2025 Annual Report	104

Part II
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, the following directors and Section 16 officers adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c):
•Paul Fipps, our President, Global Customer Operations, adopted a trading plan on November 19, 2025. The plan, which expires May 29, 2026, provides for the sale of (i) 253 shares of our common stock and (ii) 65% of the net shares resulting from the vesting of 5,437 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares are net of tax withholding.
•

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

2025 Annual Report	106

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

Item 16. Form 10-K Summary

None.

Part IV
Exhibit Index

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-35580	3.1	12/5/2025
3.2	Restated Bylaws of Registrant	8-K	001-35580	3.1	2/12/2025
4.1	Indenture, dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.1	8/11/2020
4.2	First Supplemental Indenture (including Form of Note), dated August 11, 2020, by and between the Registrant and Wells Fargo Bank, National Association	8-K	001-35580	4.2	8/11/2020
4.3	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act					X
10.1*	Form of Indemnification Agreement	10-K	001-35580	10.1	2/27/2015
10.2*	2012 Equity Incentive Plan, as amended December 17, 2025					X
10.3*	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan, adopted as of April 16, 2020	10-Q	001-35580	10.1	7/30/2020
10.4*	ServiceNow, Inc. Amended and Restated 2021 Equity Incentive Plan, as amended December 17, 2025					X
10.5*	Form of equity agreements under the Amended and Restated 2021 Equity Incentive Plan	10-Q	001-35580	10.1	7/28/2022
10.6*	Forms of Global Restricted Stock Unit Award Agreement and Global Performance Restricted Stock Unit Award Agreement, effective February 10, 2025, under the Amended and Restated 2021 Equity Incentive Plan	10-Q	001-35580	10.1	4/23/2025
10.7*	Amended and Restated 2012 Employee Stock Purchase Plan, as amended December 17, 2025					X

2025 Annual Report	108

Part IV

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.8*	Form of Subscription Agreement under the Amended and Restated 2012 Employee Stock Purchase Plan	10-Q	001-35580	10.2	7/28/2022
10.9*	ServiceNow, Inc. Executive Severance Policy effective as of January 1, 2025	8-K	001-35580	10.2	12/27/2024
10.10*	ServiceNow, Inc. Executive Severance Policy, effective as of January 1, 2026	8-K	001-35580	10.2	12/23/2025
10.11*	Employment Agreement dated October 22, 2019 between the Registrant and William R. McDermott	8-K	001-35580	10.1	10/23/2019
10.12*	Amendment No. 1 to Employment Agreement dated March 24, 2020 between the Registrant and William R. McDermott	8-K	001-35580	10.1	3/27/2020
10.13*	Form of Amendment to Employment Agreement between the Registrant and each of William R. McDermott, Gina Mastantuono and Jacqueline Canney	8-K	001-35580	10.1	12/27/2024
10.14*	Amendment No. 3 to Employment Agreement effective as of January 1, 2026, between the Registrant and William R. McDermott	8-K	001-35580	10.1	12/23/2025
10.15*	Employment Agreement dated November 15, 2019 between the Registrant and Gina Mastantuono	8-K	001-35580	10.1	11/18/2019
10.16*	Employment Letter Agreement dated June 18, 2021 by and between the Registrant and Jacqueline Canney	10-Q	001-35580	10.1	10/28/2021
10.17*	Employment Letter Agreement dated April 26, 2022, as amended, by and between Registrant and Paul Smith	10-Q	001-35580	10.3	4/28/2022
10.18*	International Secondment Agreement dated April 2, 2024, by and between the Registrant and Paul Smith	10-Q	001-35580	10.2	7/25/2024
10.19*	Employment Letter Agreement dated November 25, 2024, by and between the Registrant and Paul Smith	10-K	001-35580	10.22	1/30/2025

Part IV

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.20*	Employment Letter Agreement dated September 18, 2024, by and between the Registrant and Amit Zavery	8-K	001-35580	10.1	10/23/2024
10.21*	Amendment to Employment Agreement dated March 21, 2025, between the Registrant and Amit Zavery	10-Q	001-35580	10.2	4/23/2025
19.1	Insider Trading Policy	10-K	001-35580	19.1	1/30/2025
21.1	Subsidiaries of the Registrant					X
23.1	Consent of independent registered public accounting firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1*	Incentive-Based Compensation Recovery Policy	10-K	001-35580	97	1/25/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

2025 Annual Report	110

Part IV

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Part IV
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: January 28, 2026

ServiceNow, Inc.

By:	/s/ William R. McDermott
William R. McDermott Chief Executive Officer

2025 Annual Report	112

Part IV
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

Signature	Title	Date

/s/ William R. McDermott	Chairman and Chief Executive Officer (Principal Executive Officer)	January 28, 2026
William R. McDermott

/s/ Gina Mastantuono	President and Chief Financial Officer (Principal Financial Officer)	January 28, 2026
Gina Mastantuono

/s/ Kevin T. McBride	Chief Accounting Officer (Principal Accounting Officer)	January 28, 2026
Kevin T. McBride

/s/ Frederic B. Luddy	Director	January 28, 2026
Frederic B. Luddy

/s/ Susan L. Bostrom	Director	January 28, 2026
Susan L. Bostrom

/s/ Teresa Briggs	Director	January 28, 2026
Teresa Briggs

/s/ Jonathan C. Chadwick	Director	January 28, 2026
Jonathan C. Chadwick

/s/ Paul E. Chamberlain	Director	January 28, 2026
Paul E. Chamberlain

/s/ Lawrence J. Jackson, Jr.	Director	January 28, 2026
Lawrence J. Jackson, Jr.

/s/ Joseph M. Quinlan	Director	January 28, 2026
Joseph M. Quinlan

/s/ Anita M. Sands	Director	January 28, 2026
Anita M. Sands

