Form 10-Q
period 2026-03-31
ServiceNow, Inc.
filed 2026-04-23
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2026, there were approximately 1,031 million shares of the Registrant’s Common Stock outstanding.

i

Part I

Item 1. Financial Statements

ServiceNow, Inc.
Condensed Consolidated Balance Sheets
(in millions, except number of shares which are reflected in thousands and per share data)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,702	$3,726
Marketable securities	2,480	2,558
Accounts receivable, net	1,713	2,627
Current portion of deferred commissions	591	590
Prepaid expenses and other current assets	949	970
Total current assets	8,435	10,471
Deferred commissions, less current portion	1,129	1,114
Long-term marketable securities	2,724	3,771
Strategic investments	1,743	1,542
Property and equipment, net	2,250	2,289
Operating lease right-of-use assets	831	806
Intangible assets, net	1,479	1,121
Goodwill	4,541	3,578
Deferred tax assets	914	1,056
Other assets	335	290
Total assets	$24,381	$26,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$427	$204
Accrued expenses and other current liabilities	1,408	1,813
Current portion of deferred revenue	8,030	8,314
Current portion of operating lease liabilities	118	112
Total current liabilities	9,983	10,443
Deferred revenue, less current portion	99	120
Operating lease liabilities, less current portion	822	800
Long-term debt, net	1,491	1,491
Other long-term liabilities	258	220
Total liabilities	12,653	13,074
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 3,000,000; shares issued: 1,069,934 and 1,065,776; shares outstanding: 1,031,308 and 1,047,278	1	1
Treasury stock, at cost (shares held: 38,626 and 18,498)	(5,375)	(3,045)
Additional paid-in capital	11,384	10,747
Accumulated other comprehensive income	7	19
Retained earnings	5,711	5,242
Total stockholders’ equity	11,728	12,964
Total liabilities and stockholders’ equity	$24,381	$26,038
See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Subscription	$3,671	$3,005
Professional services and other	99	83
Total revenues	3,770	3,088
Cost of revenues(1):
Subscription	820	561
Professional services and other	120	90
Total cost of revenues	940	651
Gross profit	2,830	2,437
Operating expenses(1):
Sales and marketing	1,216	1,054
Research and development	823	703
General and administrative	288	229
Total operating expenses	2,327	1,986
Income from operations	503	451
Interest income	88	115
Other income (expense), net	82	(11)
Income before income taxes	673	555
Provision for income taxes	204	95
Net income	$469	$460
Net income per share - basic	$0.45	$0.44
Net income per share - diluted	$0.45	$0.44
Weighted-average shares used to compute net income per share - basic	1,035,138	1,034,098
Weighted-average shares used to compute net income per share - diluted	1,039,884	1,046,852
Other comprehensive income (loss):
Foreign currency translation adjustments	$(35)	$36
Unrealized (losses) gains on marketable securities, net of tax	(20)	14
Unrealized gains (losses) on derivative instruments, net of tax	43	(52)
Other comprehensive income (loss)	(12)	(2)
Comprehensive income	$457	$458
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues:
Subscription	$84	$68
Professional services and other	12	11
Operating expenses:
Sales and marketing	150	148
Research and development	236	185
General and administrative	76	58
See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at beginning of the period	1,065,776	$1	(18,498)	$(3,045)	$10,747	$5,242	$19	$12,964
Common stock and treasury stock issued under employee stock plans	4,158	—	26	3	150	—	—	153
Common stock repurchased	—	—	(20,154)	(2,333)	100	—	—	(2,233)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(164)	—	—	(164)
Stock-based compensation	—	—	—	—	547	—	—	547
Equity awards assumed in business combinations	—	—	—	—	4	—	—	4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	469	—	469
Balance at end of the period	1,069,934	$1	(38,626)	$(5,375)	$11,384	$5,711	$7	$11,728

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at beginning of the period	1,040,757	$1	(8,320)	$(1,219)	$7,401	$3,494	$(68)	$9,609
Common stock and treasury stock issued under employee stock plans	4,003	—	33	4	149	—	—	153
Common stock repurchased	—	—	(1,579)	(298)	—	—	—	(298)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(253)	—	—	(253)
Stock-based compensation	—	—	—	—	470	—	—	470
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	460	—	460
Balance at end of the period	1,044,760	$1	(9,866)	$(1,513)	$7,767	$3,954	$(70)	$10,139
See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$469	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	160
Amortization of deferred commissions	168	145
Stock-based compensation	547	470
Deferred income taxes	102	32
Other	(82)	4
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	912	901
Deferred commissions	(195)	(155)
Prepaid expenses and other assets	(42)	(139)
Accounts payable	250	234
Deferred revenue	(278)	(148)
Accrued expenses and other liabilities	(439)	(287)
Net cash provided by operating activities	$1,670	$1,677
Cash flows from investing activities:
Purchases of property and equipment	(141)	(205)
Business combinations, net of cash acquired	(1,325)	(18)
Purchases of other intangibles	—	(34)
Purchases of marketable securities	(31)	(1,140)
Purchases of strategic investments	(121)	(4)
Sales and maturities of marketable securities	1,139	1,181
Other	28	3
Net cash used in investing activities	$(451)	$(217)
Cash flows from financing activities:
Proceeds from employee stock plans	153	153
Repurchases of common stock	(2,225)	(298)
Taxes paid related to net share settlement of equity awards	(164)	(253)
Net cash used in financing activities	$(2,236)	$(398)
Foreign currency effect on cash, cash equivalents and restricted cash	(5)	5
Net change in cash, cash equivalents and restricted cash	(1,022)	1,067
Cash, cash equivalents and restricted cash at beginning of period	3,732	2,310
Cash, cash equivalents and restricted cash at end of period	$2,710	$3,377
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,702	$3,369
Restricted cash included in prepaid expenses and other current assets	8	8
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,710	$3,377

Supplemental disclosures of other cash flow information:
Interest paid	$11	$11
Income taxes paid, net of refunds	$38	$36
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	$100	$56
See accompanying notes to condensed consolidated financial statements

2025 Annual Report	4

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
(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2025 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.
Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Common Stock Split
On December 5, 2025, our board of directors approved and declared a 5-for-1 split of our common stock (“Stock Split”), with a proportionate increase in the number of shares of authorized common stock. The Stock Split had a record date of December 16, 2025 and an effective date of December 17, 2025. The par value per share of our common stock remains unchanged at $0.001 per share after the Stock Split. Accordingly, an amount equal to the par value of the additional issued shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock. All references made to common share, equity award and per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
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
Significant Accounting Policies
There were no significant changes to our significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.
Concentration of Credit Risk and Significant Customers
Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 19% and 11% of our accounts receivable balance as of March 31, 2026 and December 31, 2025, respectively, and 12% of our total revenues for each of the three months ended March 31, 2026 and 2025. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

(3) Investments
Marketable Securities
The following is a summary of our available-for-sale debt securities recorded within marketable securities and long-term marketable securities on the condensed consolidated balance sheets (in millions):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$77	$—	$—	$77
Corporate notes and bonds	4,006	14	(1)	4,019
Certificates of deposit	12	—	—	12
U.S. government and agency securities	1,005	2	—	1,007
Mortgage-backed and asset-backed securities	103	—	(14)	89
Total available-for-sale debt securities	$5,203	$16	$(15)	$5,204

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$173	$—	$—	$173
Corporate notes and bonds	4,759	34	—	4,793
Certificates of deposit	11	—	—	11
U.S. government and agency securities	1,257	6	—	1,263
Mortgage-backed and asset-backed securities	103	—	(14)	89
Total available-for-sale debt securities	$6,303	$40	$(14)	$6,329
As of March 31, 2026, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

March 31, 2026
Due within 1 year	$2,480
Due in 1 year through 5 years	2,635
Instruments not due in single maturity	89
Total	$5,204
For each of the periods ended March 31, 2026 and December 31, 2025, unrealized losses of $14 million are from available-for-sale debt securities in a continuous unrealized loss position greater than 12 months. As of March 31, 2026, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $724 million, the majority of which was in a continuous unrealized loss position for less than 12 months. As of December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $171 million, the majority of which was in a continuous unrealized loss position for greater than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of March 31, 2026.
Strategic Investments
As of March 31, 2026 and December 31, 2025, the total amount of strategic investments in privately held companies included in our condensed consolidated balance sheets was $1,743 million and $1,542 million, respectively. Our strategic investments are predominantly comprised of non-marketable equity investments, which are primarily accounted for using the measurement alternative. Under this approach, the investments are measured at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The remaining strategic investments consist of privately held equity securities accounted for under the equity method of accounting and privately held debt securities classified as available-for-sale. During the three months ended March 31, 2026, we recorded net upward adjustments of $87 million. The net adjustments made during the three months ended March 31, 2025 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.
(4)  Fair Value Measurements
The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of March 31, 2026 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,849	$—	$1,849
Commercial paper	—	2	2
Deposits	1	—	1
Marketable securities:
Commercial paper	—	77	77
Corporate notes and bonds	—	4,019	4,019
Certificates of deposit	—	12	12
U.S. government and agency securities	—	1,007	1,007
Mortgage-backed and asset-backed securities	—	89	89
Total	$1,850	$5,206	$7,056

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
We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our strategic investments are not included in the table above and are discussed in Note 3 “Investments”. Refer to Note 8 “Derivative Contracts” for the fair value measurement of our derivative contracts and Note 11 “Debt” for the fair value measurement of our long-term debt, which are also not included in the table above.

(5) Business Combinations
2026 Business Combinations
On March 2, 2026, we acquired all outstanding shares of Veza Technologies, Inc. (“Veza”), a privately held AI identity security company that provides a unified access platform, with native products offering access capabilities across search, intelligence, monitoring and workflows, for approximately $1.2 billion, substantially in cash. The acquisition is intended to extend the capabilities of our security and risk portfolios to include identity security, which will enable organizations to understand and control who and what has access to their critical data, applications, systems, and AI artifacts.
The allocation of the total purchase price is summarized below (in millions):

	Purchase Price Allocation	Asset Life
Current assets	$109
Intangible assets	356	2 - 5 years
Goodwill	826	Indefinite
Other assets	54
Assets acquired	$1,345
Deferred tax liabilities, non-current	83
Other liabilities assumed	25
Net assets acquired	$1,237
Identifiable intangible assets acquired in connection with the Veza acquisition (in millions) and the weighted-average lives are as follows:

	Intangible Assets	Asset Life (years)
Developed technology	$190	5
Customer relationships	150	5
Order backlog	16	2
Total	$356
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
Other Business Combinations
During the three months ended March 31, 2026, we also completed other acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate.

2025 Business Combinations
Moveworks, Inc.
On December 15, 2025, we acquired all outstanding shares of Moveworks, Inc. (“Moveworks”), a privately held company that provides enterprise search and front-end virtual agent technology. The acquisition is intended to drive use of our Platform to accelerate enterprise adoption and innovation across key growth areas, including CRM. The aggregate purchase price consideration for Moveworks was $2.4 billion, which was comprised of the following (in millions):

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
Other Business Combinations
During the year ended December 31, 2025, we also completed other acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate.
We have included the financial results of all business combinations in the condensed consolidated financial statements from the respective dates of acquisition, which were not material.
(6) Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill were as follows (in millions):

Carrying Amount
Balance as of December 31, 2025	$3,578
Goodwill acquired	977
Foreign currency translation adjustments	(14)
Balance as of March 31, 2026	$4,541
Intangible assets, net consists of the following (in millions):

	March 31, 2026	December 31, 2025
Developed technology	$1,573	$1,316
Customer relationships	400	238
Patents	83	83
Other	88	72
Intangible assets, gross	$2,144	$1,709
Less: accumulated amortization	(665)	(588)
Intangible assets, net	$1,479	$1,121
The weighted-average useful life of the acquired developed technology for the three months ended March 31, 2026 and 2025 was approximately five years. The weighted-average useful life of the acquired customer relationships for the three months ended March 31, 2026 was approximately five years. All of the Company’s previous customer relationships had been fully amortized prior to March 31, 2025. Amortization expense for intangible assets for the three months ended March 31, 2026 and 2025 was $77 million and $21 million, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of March 31, 2026 (in millions):

Fiscal Period:
Remainder of 2026	$268
2027	346
2028	315
2029	292
2030	242
Thereafter	16
Total future amortization expense	$1,479
(7) Property and Equipment
Property and equipment, net consists of the following (in millions):

	March 31, 2026	December 31, 2025
Computer equipment	$3,383	$3,332
Computer software	126	126
Leasehold and other improvements	438	433
Furniture and fixtures	119	117
Construction in progress	145	117
Property and equipment, gross	4,211	4,125
Less: Accumulated depreciation	(1,961)	(1,836)
Property and equipment, net	$2,250	$2,289
Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended March 31, 2026 and 2025 was $148 million and $112 million, respectively.

(8) Derivative Contracts
Derivatives Designated as Hedging Instruments
We enter into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues, and beginning in the fourth quarter of 2025, we also entered into forward contracts to hedge a portion of our forecasted foreign currency denominated expenses. These forward contracts are recorded at fair value and have maturities of up to 34 months. We had outstanding cash flow hedges with total notional values of $2.2 billion as of each of the periods ended March 31, 2026 and December 31, 2025. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.
The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

Condensed Consolidated Balance Sheets Location	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets	$28	$11
Other assets	$17	$3

Accrued expenses and other current liabilities	$(28)	$(49)
Other long-term liabilities	$(4)	$(8)
As of March 31, 2026, the net pre-tax derivative gains expected to be reclassified from accumulated other comprehensive income (loss) into subscription revenues, sales and marketing expenses and research and development expenses within the next 12 months are immaterial.
All hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues were a loss of $8 million and a gain of $9 million for the three months ended March 31, 2026 and 2025, respectively. Amounts reclassified to sales and marketing expenses and research and development expenses were immaterial for the three months ended March 31, 2026.
There was no ineffectiveness in the Company’s cash flow hedging program for each of the three months ended March 31, 2026 and 2025.
Derivatives not Designated as Hedging Instruments
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other income (expense), net on the condensed consolidated statements of comprehensive income. For the periods ended March 31, 2026 and December 31, 2025, we had foreign currency forward contracts with total notional values of $3.1 billion and $2.5 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of March 31, 2026 and December 31, 2025. The gains (losses) recognized for foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial for each of the three months ended March 31, 2026 and 2025. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the condensed consolidated statements of cash flows.

All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

(9) Supply Chain Finance Program
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution acting as our paying agent. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. Participating suppliers negotiate their sales of receivables directly with the financial institution at their sole discretion and we have no economic interest in a supplier’s decision to participate in the SCF program. We do not have pledged assets or other guarantees under our SCF program. Our outstanding payment obligations to suppliers participating in the SCF program totaled $29 million as of March 31, 2026. These obligations are included in accounts payable in our condensed consolidated balance sheets and all activity related to these obligations is presented within operating activities in our condensed consolidated statements of cash flows.
(10) Deferred Revenue and Performance Obligations
Revenues recognized from beginning period deferred revenue during the three months ended March 31, 2026 and 2025 were $3.2 billion and $2.6 billion, respectively.
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
As of March 31, 2026, the total non-cancellable RPO under our contracts with customers was $27.7 billion and we expect to recognize revenues on approximately 46% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(11) Debt
For each of the periods ended March 31, 2026 and December 31, 2025, the carrying value of our outstanding debt was $1,491 million, net of unamortized debt discount and issuance costs of $9 million.
We consider the fair value of the 2030 Notes at March 31, 2026 and December 31, 2025 to be a Level 2 measurement. The estimated fair value of the 2030 Notes based on the closing trading price per $100, was $1,302 million and $1,324 million at March 31, 2026 and December 31, 2025, respectively.
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
(12) Accumulated Other Comprehensive Income (Loss)
The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2025	$(38)	$—	$57	$19
Other comprehensive income (loss) before reclassifications	34	(20)	(35)	(21)
Amounts reclassified from accumulated other comprehensive income	9	—	—	9
Net current period other comprehensive income (loss)	43	(20)	(35)	(12)
Balance as of March 31, 2026	$5	$(20)	$22	$7

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2024	$50	$(27)	$(91)	$(68)
Other comprehensive (loss) income before reclassifications	(43)	14	36	7
Amounts reclassified from accumulated other comprehensive loss	(9)	—	—	(9)
Net current period other comprehensive (loss) income	(52)	14	36	(2)
Balance as of March 31, 2025	$(2)	$(13)	$(55)	$(70)

(13) Stockholders' Equity
Common Stock
We are authorized to issue a total of 3.0 billion shares of common stock as of March 31, 2026. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of March 31, 2026, we had 1,031 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

March 31, 2026
Stock plans:
Options outstanding	5,200
RSUs(1)	44,270
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	15,892
Amended and Restated 2012 Employee Stock Purchase Plan(2)	37,355
Total shares of common stock reserved for future issuance	102,717
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 14 “Equity Awards.”
(2)Refer to Note 14 “Equity Awards” for a description of these plans.
During the three months ended March 31, 2026 and 2025, we issued a total of 4.2 million and 4.0 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).
Treasury Stock
In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock (the “Share Repurchase Program”). In January 2025 and January 2026, our board of directors authorized an additional $3.0 billion and $5.0 billion, respectively, in repurchases under the Share Repurchase Program. Under the program, we may repurchase our common stock from time to time through open market purchases, accelerated share repurchase ("ASR") transactions, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Share

Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
On January 30, 2026, we entered into an ASR agreement with a financial institution under which we purchased an aggregate of $2.0 billion of our common stock as part of the Share Repurchase Program. During the three months ended March 31, 2026, the Company completed the ASR transaction with 18.5 million shares of common stock repurchased at an average price of $107.97 per share. The total number of shares delivered and the average purchase price paid per share were determined upon final settlement based on the volume weighted-average price over the term of the ASR, less an agreed upon discount. The total price of the ASR transaction is reflected as an increase to treasury stock and additional paid-in capital on our condensed consolidated balance sheet.
During the three months ended March 31, 2026, the Company repurchased an additional 1.6 million shares of its common stock for $225 million in open market transactions. During the three months ended March 31, 2025, the Company repurchased 1.6 million shares of its common stock for $298 million. Repurchases of common stock are recognized as treasury stock and held for future issuance.
As of March 31, 2026, approximately $4.2 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.
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

Stock Options
A summary of stock option activity for the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding as of December 31, 2025	4,829	$114.78
Granted (1)	402	$18.54
Exercised	(9)	$21.05		$1
Forfeited	(22)	$20.56
Outstanding as of March 31, 2026	5,200	$107.89	5.7	$105
Vested and expected to vest as of March 31, 2026	5,055	$108.45	5.7	$100
Vested and exercisable as of March 31, 2026	2,610	$111.75	5.1	$42
(1) Relates to stock options assumed in business combinations.
Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.
The total fair value of stock options vested during the three months ended March 31, 2026 was $9 million. The weighted-average grant-date fair value of stock options granted was $92.12 for the three months ended March 31, 2026.
During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met but no earlier than two years from date of grant. The performance and market conditions must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. As of March 31, 2026, the first four tranches were vested based on achievement of both the performance and market conditions.
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
As of March 31, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $67 million. The weighted-average remaining vesting period of unvested stock options at March 31, 2026 was approximately two years.

RSUs
A summary of RSU activity for the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding as of December 31, 2025	26,011	$158.53
Granted (1)	23,435	$107.03
Vested	(4,211)	$141.18
Forfeited	(965)	$150.21
Outstanding as of March 31, 2026	44,270	$133.11
Expected to vest as of March 31, 2026	38,832
(1) Includes RSUs assumed in business combinations.
RSUs outstanding as of March 31, 2026 were comprised of 41.5 million RSUs with only service conditions and 2.8 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $0.4 billion for the three months ended March 31, 2026. As of March 31, 2026, the aggregate intrinsic value of RSUs outstanding was $4.6 billion and RSUs expected to vest was $4.1 billion.
PRSUs have service, performance and market vesting conditions. The ultimate number of shares eligible to vest range from 0% to 250%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index. The eligible shares subject to PRSUs granted during the three months ended March 31, 2026 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior year.
We recognized $45 million and $43 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $4.8 billion, and the weighted-average remaining vesting period was approximately three years.
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

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$469	$460
Denominator:
Weighted-average shares outstanding - basic	1,035,138	1,034,098
Weighted-average effect of potentially dilutive securities:
Common stock options, RSUs and ESPP obligations	4,746	12,754
Weighted-average shares outstanding - diluted	1,039,884	1,046,852
Net income per share - basic	$0.45	$0.44
Net income per share - diluted	$0.45	$0.44
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	23,310	11,508
(16)  Provision for Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.
Our income tax provision was $204 million for the three months ended March 31, 2026 and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls. Our income tax provision was $95 million for the three months ended March 31, 2025 and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.
We are subject to taxation in the United States and foreign jurisdictions. As of March 31, 2026, our tax years 2004 to 2025 remain subject to examination in most jurisdictions.
Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three months ended March 31, 2026.

(17) Commitments and Contingencies
Operating Leases
For some of our offices and data centers, we have entered into non-cancellable operating lease agreements with various expiration dates through 2036. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.
Total operating lease costs were $42 million and $36 million for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, total cash paid for amounts included in the measurement of operating lease liabilities was $29 million and $24 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $61 million and $141 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the weighted-average remaining lease term is approximately eight years, and the weighted-average discount rate is 4%.
Maturities of operating lease liabilities as of March 31, 2026 are presented in the table below (in millions):

Fiscal Period:
Remainder of 2026	$113
2027	154
2028	151
2029	143
2030	128
Thereafter	402
Total operating lease payments	1,091
Less: imputed interest	(151)
Present value of operating lease liabilities	$940
In addition to the amounts above, as of March 31, 2026, we have leases, primarily for offices, that have not yet commenced with minimum undiscounted cash flows of $341 million. These leases are expected to commence between 2026 and 2027 with lease terms of five to sixteen years.
Other Commitments
Other contractual commitments primarily consist of data center and IT operations, cloud services and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the three months ended March 31, 2026 that were outside the ordinary course of business. We have entered into various non-cancellable agreements with cloud service providers, and as of March 31, 2026, we have remaining payments under these agreements of approximately $336 million for the remainder of fiscal 2026, $331 million in fiscal 2027, $500 million in fiscal 2028, $630 million in fiscal 2029 and $2.8 billion in 2030. Payment schedules vary from the timing of actual service consumption. In addition, we have entered into a non-cancellable agreement with an information technology equipment provider, under which we have remaining payments of approximately $1.4 billion due by fiscal 2028.
In addition to the amounts above, the repayment of our 2030 Notes with an aggregate principal amount of $1.5 billion is due on September 1, 2030. Refer to Note 11 “Debt” for further information regarding our 2030 Notes.

Further, $148 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2026.
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
Indemnification Provisions
Our agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise as a result of their affiliation with us. We have not incurred any material costs as a result of such indemnification obligations and have not recorded any material liabilities related to such obligations in the condensed consolidated financial statements.
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

Geographic Information
Revenues by geographic area, based on the location of our users, were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
North America(1)	$2,359	$1,963
EMEA(2)	979	782
Asia Pacific and other	432	343
Total revenues	$3,770	$3,088
Property and equipment, net by geographic area were as follows (in millions):

	March 31, 2026	December 31, 2025
North America(3)	$1,451	$1,437
EMEA(2)	522	563
Asia Pacific and other	277	289
Total property and equipment, net	$2,250	$2,289
(1) Revenues attributed to the United States were 96% and 94% of North America revenues for the three months ended March 31, 2026 and 2025, respectively.
(2) Europe, the Middle East and Africa (“EMEA”).
(3) Property and equipment, net attributed to the United States were 82% of property and equipment, net attributable to North America as of March 31, 2026 and December 31, 2025.

(19) Subsequent Events
Revolving Credit Facility
On April 1, 2026, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility (the "Credit Facility"), with an option to increase the amount of the Credit Facility by up to $2.0 billion, subject to certain conditions, including board approval. The Credit Facility matures on April 1, 2031. Any borrowings under our Credit Facility bear interest, at our option, either at a base rate, or at an adjusted benchmark rate plus a spread of 0.60% to 1.00%, in each case, with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. Funds borrowed under the Credit Facility may be used for general corporate purposes.
Commercial Paper
On April 1, 2026, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a total of $3.0 billion outstanding at any time, with maturities not to exceed 397 days from the date of issuance. The notes are sold at a discount from par or at par and bear interest at rates determined at the time of issuance. Net proceeds from this program are expected to be used for general corporate purposes. As of April 22, 2026, we have $2.1 billion of commercial paper outstanding.
Short-term Debt
On April 17, 2026, we entered into a credit agreement for a senior unsecured term loan (the “Term Loan”) of up to $4.0 billion and borrowed the full $4.0 billion under the Term Loan to fund a portion of the cash consideration for our acquisition of Armis Security Ltd. (“Armis”). The Term Loan matures on October 16, 2026, with an option to extend the maturity for an additional six months, subject to certain conditions. Any borrowings under our Term Loan bear interest at a secured overnight financing rate plus a spread of 0.60% to 1.00%; in each case, with such spread being determined based on our credit rating.
Business Combination
On April 20, 2026, we acquired all outstanding shares of Armis, a cyber-exposure management and cyber-physical security solutions provider, for approximately $7.8 billion cash consideration. The acquisition is intended to expand our security workflow offerings and advance AI-native, proactive cybersecurity and vulnerability response across all connected devices. Due to the timing of closing the acquisition and the issuance of the interim condensed consolidated financial statements, we are currently in the process of finalizing the accounting and related disclosures for this transaction and expect to complete the preliminary purchase price allocation in the second quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on January 29, 2026. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified herein, and those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 29, 2026 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
See the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on January 29, 2026 for further discussion of the possible impact of conflicts and macroeconomic events on our business and financial results.
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
As of March 31, 2026, our RPO was $27.7 billion, of which 46% represented cRPO. RPO and cRPO increased by 25% and 23%, respectively, compared to March 31, 2025. Factors that may cause our RPO to vary from period to period include the following:
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
Number of customers with ACV greater than $5 million. We count the total number of customers with annual contract value (“ACV”) greater than $5 million as of the end of the period. We had 630 and 516 customers with ACV greater than $5 million as of March 31, 2026 and 2025, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $5 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $5 million. We believe information regarding the total number of customers with ACV greater than $5 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Platform.
Free cash flow. We define free cash flow, a non-GAAP financial measure, as GAAP net cash provided by operating activities plus cash outflows for legal settlements and business combination and other related costs including compensation expense, reduced by purchases of property and equipment. Purchases of property and equipment are otherwise included in cash used in investing activities under GAAP. We believe information regarding free cash flow provides useful information to investors because it is an indicator of the strength and performance of our business operations. However, our calculation of free cash flow may not be comparable to similar measures used by other companies. Our calculation of free cash flow is provided below:

	Three Months Ended March 31,		% Change
	2026	2025
	(dollars in millions)
GAAP net cash provided by operating activities	$1,670	$1,677	—%
Purchases of property and equipment	(141)	(205)	(31%)
Business combination and other related costs	136	5	NM
Non-GAAP free cash flow	$1,665	$1,477	13%
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

	Three Months Ended March 31,		% Change
	2026	2025

	(dollars in millions)
GAAP income from operations	$503	$451	12%
Stock-based compensation	558	470	19%
Amortization of purchased intangibles	77	21	267%
Business combination and other related costs	43	11	291%
Severance costs	18	—	100%
Non-GAAP income from operations	$1,199	$953	26%
Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 97% and 98% for the three months ended March 31, 2026 and 2025, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.
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
We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 77% of our total revenues for each of the three months ended March 31, 2026 and 2025. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.
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
Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 37% and 34% for the three months ended March 31, 2026 and 2025, respectively.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses directly associated with our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and allocated overhead. Sales and marketing expenses also include the amortization of commissions paid to our sales employees, including related payroll taxes and fringe benefits, and amortization of intangible assets. In addition, sales and marketing expenses include branding expenses, marketing program expenses, which include events such as Knowledge, and costs associated with purchasing advertising and marketing data, software and subscription services dedicated for sales and marketing use and allocated overhead.
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
Provision for Income Taxes
Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended March 31, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls. We continue to maintain a valuation allowance against our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,		% Change
	2026	2025

	(dollars in millions)
Revenues:
Subscription	$3,671	$3,005	22%
Professional services and other	99	83	19%
Total revenues	$3,770	$3,088	22%
Percentage of revenues:
Subscription	97%	97%
Professional services and other	3%	3%
Total	100%	100%
Subscription revenues increased by $666 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $138 million and $157 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended March 31, 2026 and 2025.
We expect subscription revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2025.
Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2026 are based on the 31-day average of foreign exchange rates for March 31, 2026.
Professional services and other revenues increased by $16 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in services and trainings provided to new and existing customers.
We expect professional services and other revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025.
Cost of Revenues and Gross Profit Percentage

	Three Months Ended March 31,		% Change
	2026	2025

	(dollars in millions)
Cost of revenues:
Subscription	$820	$561	46%
Professional services and other	120	90	33%
Total cost of revenues	$940	$651	44%
Gross profit (loss) percentage:
Subscription	78%	81%
Professional services and other	(21%)	(8%)
Total gross profit percentage	75%	79%
Gross profit	$2,830	$2,437

Cost of subscription revenues increased by $259 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses, increased by $114 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Depreciation expense related to infrastructure hardware equipment and expenses associated with software, maintenance and other costs, which together support the expansion of data center capacity, increased by $60 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Expenses associated with our contractual commitments with third-party cloud service providers increased by $41 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. In addition, amortization of intangible assets increased by $41 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of acquisitions.
We expect our cost of subscription revenues for the year ending December 31, 2026 to increase in absolute dollars as we provide subscription services to more customers and increase usage within our customer instances and increase as a percentage of revenue compared to the year ended December 31, 2025. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.
Our subscription gross profit percentage was 78% for the three months ended March 31, 2026 and 81% for the three months ended March 31, 2025. We expect our subscription gross profit percentage to decrease for the year ending December 31, 2026 compared to the year ended December 31, 2025, primarily due to the ongoing growth of our third-party cloud services usage and incremental amortization of intangible assets acquired.
Cost of professional services and other revenues increased by $30 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by increased personnel-related costs and an increase in partner ecosystem spend to further help accelerate customer value realization.
Our professional services and other gross loss percentage was 21% for the three months ended March 31, 2026 compared to 8% for the three months ended March 31, 2025, and was primarily driven by personnel-related costs and partner ecosystem spend to further help accelerate customer value realization increasing at a faster rate than revenue. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2026 compared to the year ended December 31, 2025 as we continue to accelerate customer value realization and support our customers in gaining the maximum value of our latest offerings.
Sales and Marketing

	Three Months Ended March 31,		% Change
	2026	2025

	(dollars in millions)
Sales and marketing	$1,216	$1,054	15%
Percentage of revenues	32%	34%
Sales and marketing expenses increased by $162 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $73 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Amortization expenses associated with deferred commissions increased by $23 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $33 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. In addition, amortization of intangible assets increased by $15 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of acquisitions.
We expect sales and marketing expenses for the year ending December 31, 2026 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from increased sales productivity and marketing efficiencies.
Research and Development

	Three Months Ended March 31,		% Change
	2026	2025

	(dollars in millions)
Research and development	$823	$703	17%
Percentage of revenues	22%	23%
Research and development expenses (“R&D”) increased by $120 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $116 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
We expect R&D expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.
General and Administrative

	Three Months Ended March 31,		% Change
	2026	2025
	(dollars in millions)
General and administrative	$288	$229	26%
Percentage of revenues	8%	7%
General and administrative expenses (“G&A”) increased by $59 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in outside services of $35 million, largely related to acquisitions, and an increase in personnel-related costs.
We expect G&A expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from continued G&A productivity.
Stock-based Compensation

	Three Months Ended March 31,		% Change
	2026	2025
	(dollars in millions)
Cost of revenues:
Subscription	$84	$68	24%
Professional services and other	12	11	9%
Operating expenses:
Sales and marketing	150	148	1%
Research and development	236	185	28%
General and administrative	76	58	31%
Total stock-based compensation	$558	$470	19%
Percentage of revenues	15%	15%
Stock-based compensation increased by $88 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to additional grants to current and new employees and stock-based awards granted in connection with acquisitions.
Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of March 31, 2026, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2026 as we continue to issue stock-based awards to our employees but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.
Foreign Currency Exchange
Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% and 36% for the three months ended March 31, 2026 and 2025, respectively.
Because we primarily transact in certain foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our revenues for the three months ended March 31, 2026. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the three months ended March 31, 2026 at the exchange rates in effect for the three months ended March 31, 2025 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $108 million lower, excluding the impact of our cash flow hedging program. The impact from foreign currency movements for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was not material for professional services and other revenues.
In addition, we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our expenses for the three months ended March 31, 2026.
Interest Income

	Three Months Ended March 31,		% Change
	2026	2025
	(dollars in millions)
Interest income	$88	$115	(23%)
Percentage of revenues	2%	4%
Interest income decreased by $27 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a decrease in investment income from our managed portfolio resulting from lower average portfolio balances and lower interest rates.
Other Income (Expense), net

	Three Months Ended March 31,		% Change
	2026	2025
	(dollars in millions)
Interest expense	$(6)	$(6)	—%
Other	88	(5)	NM
Other income (expense), net	$82	$(11)	NM
Percentage of revenues	2%	—%
NM - Not meaningful
Other income (expense), net increased by $93 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by unrealized gains on strategic investments.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. The gains (losses) recognized for these foreign currency forward contracts in other income (expense), net were immaterial for each of the three months ended March 31, 2026 and 2025.
Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2026	2025
	(dollars in millions)
Income before income taxes	$673	$555	21%
Provision for income taxes	$204	$95	115%
Effective tax rate	30%	17%
Our income tax provision was $204 million for the three months ended March 31, 2026 and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls. Our income tax provision was $95 million for the three months ended March 31, 2025 and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.

On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three months ended March 31, 2026. The Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.
Liquidity and Capital Resources
We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and expend cash outflows to develop new services and core technologies that further enhance the Platform, engage our customers and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements, including cloud services, that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2026. When assessing sources of liquidity, we also include cash and cash equivalents, marketable securities and long-term marketable securities totaling $7.9 billion as of March 31, 2026.
Our capital requirements are principally comprised of capital expenditures to support data center capacity expansion, non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancellable licenses, operating leases and services arrangements that are integral to our business operations. We also acquire technology and businesses to expand our service offerings and functionality. Operating lease obligations totaling $1.1 billion are principally associated with leased facilities and have varying maturities with $716 million due over the next five years.
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. As of March 31, 2026, our outstanding payment obligations to suppliers participating in the SCF program totaled $29 million. These obligations are included in accounts payable in our condensed consolidated balance sheets, and all activity related to these obligations is presented within operating activities in the condensed consolidated statements of cash flows.
We may repurchase our shares of common stock through open market purchases, accelerated share repurchase ("ASR") transactions, privately negotiated transactions or by other means, with the objective to return value to our stockholders and manage the dilution from future employee equity grants and employee stock purchase programs. In May 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock (the “Share Repurchase Program”). In January 2025 and January 2026, our board of directors authorized an additional $3.0 billion and $5.0 billion, respectively, in repurchases under the Share Repurchase Program.
On January 30, 2026, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $2.0 billion of our common stock as part of the Share Repurchase Program. During the three months ended March 31, 2026, the Company completed the ASR transaction with 18.5 million shares of common stock repurchased at an average price of $107.97 per share, which was determined based on the volume weighted average price over the term of the ASR, less an agreed upon discount. Repurchased shares are recognized as treasury stock and held for future issuance.

During the three months ended March 31, 2026, the Company repurchased an additional 1.6 million shares of our common stock for $225 million in open market transactions. As of March 31, 2026, approximately $4.2 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.
We have also issued long-term debt to finance our business. In August 2020, we issued 1.40% fixed rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes”).
Our operating cash flows, together with our other sources of liquidity, are available to service our liabilities as well as our cancellable and non-cancellable arrangements. We anticipate cash flows generated from operations, cash, cash equivalents, marketable securities and long-term marketable securities, together with our available financing facilities, will be sufficient to meet our liquidity needs for at least the next 12 months. See Note 19 “Subsequent Events” for debt financing associated with the acquisition of Armis Security Ltd. As we look beyond the next 12 months, we seek to continue to grow cash flows necessary to fund our operations and grow our business. If we require additional capital resources, we may seek to finance our operations from the current funds available or additional equity or debt financing.

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Net cash provided by operating activities	$1,670	$1,677
Net cash used in investing activities	$(451)	$(217)
Net cash used in financing activities	$(2,236)	$(398)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,022)	$1,067
Operating Activities
Net cash provided by operating activities was $1,670 million for the three months ended March 31, 2026, which was relatively flat compared to $1,677 million for the three months ended March 31, 2025.
Investing Activities
Net cash used in investing activities was $451 million for the three months ended March 31, 2026 compared to $217 million for the three months ended March 31, 2025. The net increase in cash used in investing activities was primarily due to a $1,307 million increase in cash used in business combinations and a $117 million increase in purchases of strategic investments partially offset by a $1,109 million decrease in purchases of marketable securities and a $64 million decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $2,236 million for the three months ended March 31, 2026 compared to $398 million for the three months ended March 31, 2025. The net increase in cash used in financing activities is due to an increase in repurchases of common stock of $1,927 million, offset by a decrease in taxes paid related to net share settlement of equity awards of $89 million.
Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of March 31, 2026, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding legal proceedings, see Note 17 “Commitments and Contingencies” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The Company’s business, financial condition, results of operations and stock price can be affected by a number of factors, whether currently known or unknown, including those described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026. When any one or more of these risks materialize from time to time, the Company’s business, financial condition, results of operations and stock price can be materially adversely affected. There have been no material changes to the Company’s risk factors since our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended March 31, 2026 were as follows:

	Total Number of Shares Purchased (in thousands)		Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (in billions)
Period		Average Price Paid Per Share
January 1 - 31	1,631	$137.77	1,631	$6.20
February 1 - 28 (2)	13,674	107.97	13,674	4.20
March 1 - 31 (2)	4,849	107.97	4,849	4.20
First Quarter 2026	20,154	$110.38	20,154	$4.20
(1)On May 16, 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock (the “Share Repurchase Program”). In January 2025 and January 2026, our board of directors authorized an additional $3.0 billion and $5.0 billion, respectively, in repurchases under the Share Repurchase Program.
(2)Represents repurchases under the accelerated share repurchase agreement, which was entered into on January 30, 2026. During the three months ended March 31, 2026, the Company repurchased 18.5 million shares of common stock at an average price of $107.97 per share, concluding the program. Refer to Note 13 “Stockholders' Equity” in the notes to our condensed consolidated financial statements for more information.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, the following Section 16 officers terminated trading arrangements that were intended to satisfy the affirmative defense of Rule 10b5-1(c):
•William R. McDermott, our Chief Executive Officer, terminated a trading plan on February 6, 2026. The plan, which was adopted on February 27, 2025 and was scheduled to expire May 19, 2026, previously permitted the sale of up to 100% of the net shares resulting from the vesting of 52,566 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares were net of tax withholding.
•Gina Mastantuono, our President and Chief Financial Officer, terminated a trading plan on February 6, 2026. The plan, which was adopted on August 28, 2025 and was scheduled to expire May 26, 2026, previously permitted the sale of (i) up to 3,700 shares of our common stock and (ii) up to 100% of the net shares resulting from the vesting of 13,136 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares were net of tax withholding.
•Jacqueline Canney, our Chief People and AI Enablement Officer, terminated a trading plan on February 6, 2026. The plan, which was adopted on February 27, 2025 and was scheduled to expire May 22, 2026, previously permitted the sale of 100% of the net shares resulting from the vesting of 13,248 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares were net of tax withholding.
•Nick Tzitzon, our Vice Chairman, terminated a trading plan on February 6, 2026. The plan, which was adopted on February 28, 2025 and was scheduled to expire May 19, 2026, previously permitted the sale of (i) up to 649 shares of our common stock and (ii) 100% of the net shares resulting from the vesting of 11,552 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares were net of tax withholding.
•Russell Elmer, our Special Counsel, terminated a trading plan on February 6, 2026. The plan, which was adopted on May 21, 2025 and was scheduled to expire May 18, 2026, previously permitted the sale of (i) 110 shares of our common stock and (ii) 100% of the net shares resulting from the vesting of 10,523 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares were net of tax withholding.
In addition, on February 13, 2026, Mr. McDermott adopted a “non-Rule 10b5-1 trading arrangement,” as defined by Regulation S-K Item 408(c), by entering into a share purchase agreement with a broker that provided for the purchase of $3 million of shares of our common stock on February 27, 2026, at prevailing market prices.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant	8-K	001-35580	3.1	5/27/2025

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.1	2/12/2025

10.1*
Forms of Global Restricted Stock Unit Award Agreement and Global Performance Restricted Stock Unit Award Agreement, effective February 9, 2026, under the Amended and Restated 2021 Equity Incentive Plan
X

10.2*	Employment Letter Agreement dated April 22, 2025, by and between the Registrant and Paul Fipps					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

SERVICENOW, INC.

Date: April 22, 2026	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: April 22, 2026	By:	/s/ Gina Mastantuono
Gina Mastantuono
President and Chief Financial Officer
(Principal Financial Officer)

Date: April 22, 2026	By:	/s/ Danielle Fontaine
Danielle Fontaine
Chief Accounting Officer
(Principal Accounting Officer)

