Form 10-Q
period 2026-06-30
ServiceNow, Inc.
filed 2026-07-23
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2026, there were approximately 1,034 million shares of the Registrant’s Common Stock outstanding.

i

Part I

Item 1. Financial Statements

ServiceNow, Inc.
Condensed Consolidated Balance Sheets
(in millions, except number of shares which are reflected in thousands and per share data)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,503	$3,726
Marketable securities	2,161	2,558
Accounts receivable, net	2,201	2,627
Current portion of deferred commissions	594	590
Prepaid expenses and other current assets	1,055	970
Total current assets	8,514	10,471
Deferred commissions, less current portion	1,136	1,114
Long-term marketable securities	2,043	3,771
Strategic investments	2,073	1,542
Property and equipment, net	2,177	2,289
Operating lease right-of-use assets	836	806
Intangible assets, net	3,781	1,121
Goodwill	9,837	3,578
Deferred tax assets	890	1,056
Other assets	379	290
Total assets	$31,666	$26,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$162	$204
Accrued expenses and other current liabilities	1,738	1,813
Current portion of deferred revenue	8,057	8,314
Current portion of operating lease liabilities	114	112
Short-term debt, net	2,082	—
Total current liabilities	12,153	10,443
Deferred revenue, less current portion	135	120
Operating lease liabilities, less current portion	822	800
Long-term debt, net	5,435	1,491
Other long-term liabilities	605	220
Total liabilities	19,150	13,074
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 3,000,000; shares issued: 1,072,455 and 1,065,776; shares outstanding: 1,033,862 and 1,047,278	1	1
Treasury stock, at cost (shares held: 38,593 and 18,498)	(5,371)	(3,045)
Additional paid-in capital	11,921	10,747
Accumulated other comprehensive income (loss)	(44)	19
Retained earnings	6,009	5,242
Total stockholders’ equity	12,516	12,964
Total liabilities and stockholders’ equity	$31,666	$26,038

1

See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Subscription	$3,877	$3,113	$7,548	$6,118
Professional services and other	110	102	209	185
Total revenues	3,987	3,215	7,757	6,303
Cost of revenues(1):
Subscription	1,030	625	1,850	1,186
Professional services and other	139	99	259	189
Total cost of revenues	1,169	724	2,109	1,375
Gross profit	2,818	2,491	5,648	4,928
Operating expenses(1):
Sales and marketing	1,372	1,128	2,588	2,182
Research and development	915	734	1,738	1,437
General and administrative	369	271	657	500
Total operating expenses	2,656	2,133	4,983	4,119
Income from operations	162	358	665	809
Interest income	70	116	158	231
Other income (expense), net	206	(3)	288	(14)
Income before income taxes	438	471	1,111	1,026
Provision for income taxes	140	86	344	181
Net income	$298	$385	$767	$845
Net income per share - basic	$0.29	$0.37	$0.74	$0.82
Net income per share - diluted	$0.29	$0.37	$0.74	$0.81
Weighted-average shares used to compute net income per share - basic	1,031,351	1,035,819	1,033,234	1,034,963
Weighted-average shares used to compute net income per share - diluted	1,034,334	1,046,608	1,037,206	1,046,712
Other comprehensive income (loss):
Foreign currency translation adjustments	$(42)	$115	$(77)	$151
Unrealized (losses) gains on marketable securities, net of tax	(9)	5	(29)	19
Unrealized gains (losses) on derivative instruments, net of tax	9	(99)	52	(151)
Defined benefit plan, net of tax	(9)	—	(9)	—
Other comprehensive income (loss)	(51)	21	(63)	19
Comprehensive income	$247	$406	$704	$864
(1)Includes stock-based compensation as follows:

3

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues:
Subscription	$96	$76	$180	$144
Professional services and other	13	11	25	22
Operating expenses:
Sales and marketing	179	155	329	303
Research and development	283	196	519	381
General and administrative	84	61	160	119
See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended June 30, 2026								Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	1,069,934	$1	(38,626)	$(5,375)	$11,384	$5,711	$7	$11,728	1,044,760	$1	(9,866)	$(1,513)	$7,767	$3,954	$(70)	$10,139
Common stock and treasury stock issued under employee stock plans	2,521	—	33	4	(3)	—	—	1	2,235	—	28	3	(3)	—	—	—
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	(1,905)	(361)	—	—	—	(361)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(117)	—	—	(117)	—	—	—	—	(185)	—	—	(185)
Stock-based compensation	—	—	—	—	652	—	—	652	—	—	—	—	499	—	—	499
Issuance of common stock for business combinations	—	—	—	—	—	—	—	—	2,343	—	—	—	434	—	—	434
Equity awards assumed in business combinations	—	—	—	—	5	—	—	5	—	—	—	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(51)	(51)	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	298	—	298	—	—	—	—	—	385	—	385
Balance at end of the period	1,072,455	$1	(38,593)	$(5,371)	$11,921	$6,009	$(44)	$12,516	1,049,338	$1	(11,743)	$(1,871)	$8,512	$4,339	$(49)	$10,932

	Six Months Ended June 30, 2026								Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	1,065,776	$1	(18,498)	$(3,045)	$10,747	$5,242	$19	$12,964	1,040,757	1	(8,320)	(1,219)	7,401	3,494	(68)	9,609
Common stock and treasury stock issued under employee stock plans	6,679	—	59	7	147	—	—	154	6,238	—	61	7	146	—	—	153
Common stock repurchased	—	—	(20,154)	(2,333)	100	—	—	(2,233)	—	—	(3,484)	(659)	—	—	—	(659)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(281)	—	—	(281)	—	—	—	—	(438)	—	—	(438)
Stock-based compensation	—	—	—	—	1,199	—	—	1,199	—	—	—	—	969	—	—	969
Issuance of common stock for business combinations	—	—	—	—	—	—	—	—	2,343	—	—	—	434	—	—	434
Equity awards assumed in business combinations	—	—	—	—	9	—	—	9	—	—	—	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(63)	(63)	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	767	—	767	—	—	—	—	—	845	—	845
Balance at end of the period	1,072,455	$1	(38,593)	$(5,371)	$11,921	$6,009	$(44)	$12,516	1,049,338	1	(11,743)	(1,871)	8,512	4,339	(49)	10,932

See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$767	$845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	332
Amortization of deferred commissions	340	293
Stock-based compensation	1,199	969
Deferred income taxes	138	48
Unrealized (gains) losses on strategic investments	(360)	(5)
Other	63	67
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	471	599
Deferred commissions	(376)	(291)
Prepaid expenses and other assets	(118)	(222)
Accounts payable	9	133
Deferred revenue	(382)	(264)
Accrued expenses and other liabilities	(159)	(111)
Net cash provided by operating activities	$2,257	$2,393
Cash flows from investing activities:
Purchases of property and equipment	(255)	(395)
Business combinations, net of cash acquired	(8,776)	(76)
Purchases of other intangibles	—	(34)
Purchases of marketable securities	(426)	(2,322)
Purchases of strategic investments	(178)	(138)
Sales and maturities of marketable securities	2,528	2,281
Other	2	44
Net cash used in investing activities	$(7,105)	$(640)
Cash flows from financing activities:
Proceeds from borrowings on senior notes, net of discount and issuance costs	3,944	—
Proceeds from term loan, net of issuance costs	3,991	—
Repayment of term loan	(4,000)	—
Proceeds from issuance of commercial paper, net of discount	3,534	—
Repayments of commercial paper	(1,472)	—
Proceeds from employee stock plans	154	153
Repurchases of common stock	(2,225)	(659)
Taxes paid related to net share settlement of equity awards	(281)	(438)
Other	(7)	—
Net cash provided by (used in) financing activities	$3,638	$(944)
Foreign currency effect on cash, cash equivalents and restricted cash	(5)	14
Net change in cash, cash equivalents and restricted cash	(1,215)	823
Cash, cash equivalents and restricted cash at beginning of period	3,732	2,310
Cash, cash equivalents and restricted cash at end of period	$2,517	$3,133
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,503	$3,124
Restricted cash included in prepaid expenses and other current assets	9	9
Restricted cash included in other assets	5	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,517	$3,133

Supplemental disclosures of other cash flow information:
Interest paid	$29	$11
Income taxes paid, net of refunds	$130	$129
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	$58	$40
Fair value of common stock issued for business combinations	$—	$434
See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unless the context requires otherwise, references in this report to “ServiceNow,” the “Company,” “we,” “us,” and “our” refer to ServiceNow, Inc. and its consolidated subsidiaries.
(1) Description of the Business
ServiceNow delivers solutions that help public and private organizations govern, secure and manage artificial intelligence (“AI”) and digitalize and streamline workflows to drive collaboration, productivity and better experiences across the enterprise. At the core of these solutions is the ServiceNow AI Platform (“Platform”), a robust, cloud-based Platform that facilitates comprehensive delivery of seamless workflows and drives digital transformation across all departments and personas within an organization. Our Platform’s single data fabric and integrated data layer supports organizations’ operationalization of their AI strategy with speed, scale and security. Our workflow applications built on the Platform are grouped into four areas: Technology, CRM and Industry, Core Business, and Creator and Other. We offer an innovative suite of products, including AI-powered applications, and services designed to automate workflows, integrate systems and empower employees, regardless of existing systems, cloud environments or collaboration tools. The combination of ServiceNow's Security Operations with Armis' cyber asset intelligence and Veza's identity governance capabilities delivers end-to-end visibility, risk controls, and automated responses across the enterprise. Our one platform architecture provides the foundation for organizations to seamlessly integrate AI, data, and workflows and create intelligent processes across their enterprise.
(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2025 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.
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
Concentration of Credit Risk and Significant Customers
Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 12% and 11% of our accounts receivable balance as of June 30, 2026 and December 31, 2025, respectively. This customer represented 13% of our total revenues for each of the three and six months ended June 30, 2026 and 11% of our total revenues for each of the three and six months ended June 30, 2025. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.
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

(3) Investments
Marketable Securities
The following is a summary of our available-for-sale debt securities recorded within marketable securities and long-term marketable securities on the condensed consolidated balance sheets (in millions):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$6	$—	$—	$6
Corporate notes and bonds	3,295	7	(1)	3,301
Certificates of deposit	8	—	—	8
U.S. government and agency securities	799	—	(1)	798
Mortgage-backed and asset-backed securities	105	—	(14)	91
Total available-for-sale debt securities	$4,213	$7	$(16)	$4,204

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$173	$—	$—	$173
Corporate notes and bonds	4,759	34	—	4,793
Certificates of deposit	11	—	—	11
U.S. government and agency securities	1,257	6	—	1,263
Mortgage-backed and asset-backed securities	103	—	(14)	89
Total available-for-sale debt securities	$6,303	$40	$(14)	$6,329
As of June 30, 2026, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

June 30, 2026
Due within 1 year	$2,161
Due in 1 year through 5 years	1,952
Instruments not due in single maturity	91
Total	$4,204
As of both June 30, 2026 and December 31, 2025, unrealized losses of $14 million are from available-for-sale debt securities in a continuous unrealized loss position greater than 12 months. As of June 30, 2026, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $1,097 million, the majority of which was in a continuous unrealized loss position for less than 12 months. As of December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $171 million, the majority of which was in a continuous unrealized loss position for greater than 12 months.

For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of June 30, 2026.
Strategic Investments
As of June 30, 2026 and December 31, 2025, the total amount of strategic investments in privately held companies included in our condensed consolidated balance sheets was $2,073 million and $1,542 million, respectively. Our strategic investments are predominantly comprised of non-marketable equity investments, which are primarily accounted for using the measurement alternative. Under this approach, the investments are measured at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The remaining strategic investments consist of privately held equity securities accounted for under the equity method of accounting and privately held debt securities classified as available-for-sale. During the three and six months ended June 30, 2026, we recorded net upward adjustments of $273 million and $360 million, respectively. The net adjustments made during the three and six months ended June 30, 2025 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.
(4)  Fair Value Measurements
The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of June 30, 2026 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,424	$—	$1,424
Commercial paper	—	3	3
Deposits	55	—	55
U.S. government and agency securities	—	14	14
Marketable securities:
Commercial paper	—	6	6
Corporate notes and bonds	—	3,301	3,301
Certificates of deposit	—	8	8
U.S. government and agency securities	—	798	798
Mortgage-backed and asset-backed securities	—	91	91
Total	$1,479	$4,221	$5,700

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
We determine the fair value of our security holdings based on pricing from our service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs), pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) or using unobservable inputs that are supported by little or no market activity (Level 3 inputs). Our strategic investments are not included in the table above and are discussed in Note 3 “Investments.” Refer to Note 8 “Derivative Contracts” for the fair value measurement of our derivative contracts and Note 11 “Debt” for the fair value measurement of our short-term and long-term debt, which are also not included in the table above.
(5) Business Combinations
2026 Business Combinations
Armis Security Ltd.
On April 20, 2026, we acquired all outstanding shares of Armis Security Ltd. (“Armis”), a cyber-exposure management and cyber-physical security solutions provider, for preliminary purchase price consideration of approximately $7.6 billion, settled in cash. The acquisition is intended to expand our security workflow offerings and advance AI-native, proactive cybersecurity and vulnerability response across all connected devices.
Veza Technologies, Inc.
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

The allocation of the total purchase price for Armis and Veza is summarized below (in millions):

	Armis	Veza
Current assets	$273	$109
Intangible assets	2,530	356
Goodwill	5,323	826
Deferred tax assets, non-current	405	53
Other assets	77	1
Assets acquired	$8,608	$1,345
Deferred revenue, current	137	18
Other liabilities	240	7
Deferred tax liabilities, non-current	594	83
Net assets acquired	$7,637	$1,237
Identifiable intangible assets acquired in connection with the Armis and Veza acquisitions (in millions) and the weighted-average lives are as follows:

	Armis	Veza	Asset Life (years)
Developed technology	$1,950	$190	5 - 6
Customer relationships	473	150	5 - 6
Order backlog	54	16	2
Brand assets	53	—	4
Total	$2,530	$356
Goodwill, which is not deductible for income tax purposes, is primarily attributed to the expected synergies from integrating Armis’ and Veza’s technologies into our product portfolio and expanded market opportunities. The fair values assigned to tangible and intangible assets acquired, liabilities assumed and income taxes payable and deferred taxes are based on management’s estimates and assumptions. The provisional measurements of fair value for certain assets and liabilities may be subject to change as additional information is received. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the respective acquisition dates.
Other Business Combinations
During the six months ended June 30, 2026, we also completed other acquisitions that were not material to our condensed consolidated financial statements, either individually or in the aggregate.
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
The allocation of the total purchase price is summarized below (in millions):

Purchase Price Allocation
Current assets	$48
Intangible assets	770
Goodwill	1,748
Other assets	124
Assets acquired	$2,690
Current liabilities assumed	83
Long-term liabilities assumed	13
Deferred tax liabilities, non-current	187
Net assets acquired	$2,407
Identifiable intangible assets acquired in connection with the Moveworks acquisition (in millions) and the weighted-average lives are as follows:

	Intangible Assets	Asset Life (years)
Developed technology	$505	5
Customer relationships	220	5
Order backlog	25	2
Brand assets	20	4
Total	$770
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
We have included the financial results of all business combinations in the condensed consolidated financial statements from the respective dates of acquisition, which were not material. Pro forma financial results related to the 2026 acquisitions have not been presented for the three and six months ended June 30, 2026 and 2025 because the effects of these acquisitions were not material to our consolidated results of operations.
Aggregate acquisition-related costs associated with business combinations were $101 million for the six months ended June 30, 2026 and immaterial for the three months ended June 30, 2026 and for the comparable prior periods. These costs were included in general and administrative expenses in our condensed consolidated statements of comprehensive income as incurred. In addition, aggregate deferred compensation for certain key employees associated with the 2026 acquisitions was $91 million and $162 million for the three and six months ended June 30, 2026, respectively, and immaterial for the comparable prior periods. The costs were included in prepaid and other current assets and other assets in our condensed consolidated balance sheets, with amortization recognized over the applicable service periods in research and development expenses in our condensed consolidated statements of comprehensive income.
(6) Goodwill and Intangible Assets
The changes in the carrying amounts of goodwill were as follows (in millions):

Carrying Amount
Balance as of December 31, 2025	$3,578
Goodwill acquired	6,300
Foreign currency translation adjustments	(41)
Balance as of June 30, 2026	$9,837
Intangible assets, net consists of the following (in millions):

	June 30, 2026	December 31, 2025
Developed technology	$3,515	$1,316
Customer relationships	871	238
Patents	83	83
Other	194	72
Intangible assets, gross	$4,663	$1,709
Less: accumulated amortization	(882)	(588)
Intangible assets, net	$3,781	$1,121
The weighted-average useful life of the acquired developed technology for the six months ended June 30, 2026 and 2025 was approximately six years and five years, respectively. The weighted-average useful life of the acquired customer relationships for the six months ended June 30, 2026 and 2025 was approximately five years and three years, respectively. Amortization expense for intangible assets for the three months ended June 30, 2026 and 2025 was $219 million and $25 million, respectively, and for the six months ended June 30, 2026 and 2025 was $296 million and $46 million, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of June 30, 2026 (in millions):

Fiscal Period:
Remainder of 2026	$391
2027	776
2028	726
2029	700
2030	648
Thereafter	540
Total future amortization expense	$3,781
(7) Property and Equipment
Property and equipment, net consists of the following (in millions):

	June 30, 2026	December 31, 2025
Computer equipment	$3,399	$3,332
Computer software	130	126
Leasehold and other improvements	482	433
Furniture and fixtures	126	117
Construction in progress	128	117
Property and equipment, gross	4,265	4,125
Less: Accumulated depreciation	(2,088)	(1,836)
Property and equipment, net	$2,177	$2,289
Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended June 30, 2026 and 2025 was $155 million and $120 million, respectively, and for the six months ended June 30, 2026 and 2025 was $303 million and $232 million, respectively.

(8) Derivative Contracts
Derivatives Designated as Hedging Instruments
We enter into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues, and beginning in the fourth quarter of 2025, we also entered into forward contracts to hedge a portion of our forecasted foreign currency denominated expenses. These forward contracts are recorded at fair value and have maturities of up to 34 months. We had outstanding cash flow hedges with total notional values of $2.3 billion and $2.2 billion as of June 30, 2026 and December 31, 2025, respectively. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.
The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

Condensed Consolidated Balance Sheets Location	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$32	$11
Other assets	$15	$3

Accrued expenses and other current liabilities	$(19)	$(49)
Other long-term liabilities	$(3)	$(8)
As of June 30, 2026, the net pre-tax derivative gains expected to be reclassified from accumulated other comprehensive income (loss) into subscription revenues, sales and marketing expenses and research and development expenses within the next 12 months are immaterial.
All hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues were a loss of $2 million and $10 million for the three and six months ended June 30, 2026, respectively, and a loss of $17 million and $8 million for the three and six months ended June 30, 2025,respectively. Amounts reclassified to sales and marketing expenses and research and development expenses were immaterial for the three and six months ended June 30, 2026.
There was no ineffectiveness in the Company’s cash flow hedging program for each of the three and six months ended June 30, 2026 and 2025.
Derivatives not Designated as Hedging Instruments
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other income (expense), net on the condensed consolidated statements of comprehensive income. For the periods ended June 30, 2026 and December 31, 2025, we had foreign currency forward contracts with total notional values of $3.5 billion and $2.5 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of June 30, 2026 and December 31, 2025. For each of the three and six months ended June 30, 2026, the gains (losses) recognized for foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial. For the three and six months ended June 30, 2025, the gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other income (expense), net of $86 million and $120 million, offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $87 million and $125 million, respectively. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the condensed consolidated statements of cash flows.
All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
(9) Supply Chain Finance Program
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution acting as our paying agent. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. Participating suppliers negotiate their sales of receivables directly with the financial institution at their sole discretion and we have no economic interest in a supplier’s decision to participate in the SCF program. We do not have pledged assets or other guarantees under our SCF program. Our outstanding payment obligations to suppliers participating in the SCF program totaled $28 million and $87 million as of June 30, 2026 and December 31, 2025, respectively. These obligations are included in accounts payable in our condensed consolidated balance sheets and all activity related to these obligations is presented within operating activities in our condensed consolidated statements of cash flows.
(10) Deferred Revenue and Performance Obligations
Revenues recognized from beginning period deferred revenue during the three months ended June 30, 2026 and 2025 were $3.4 billion and $2.8 billion, respectively, and $5.7 billion and $4.7 billion for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the total non-cancellable RPO under our contracts with customers was $29.0 billion and we expect to recognize revenues on approximately 46% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(11) Debt
The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Effective Interest Rate	June 30, 2026	December 31, 2025
Long-Term Debt
Senior notes issued August 2020:
1.40% notes due September 2030	1.53%	$1,500	$1,500
Senior notes issued May 2026:
4.25% notes due May 2028	4.68%	750	—
4.70% notes due August 2031	5.00%	600	—
5.05% notes due May 2033	5.36%	650	—
5.40% notes due May 2036	5.68%	1,250	—
6.30% notes due May 2056	6.57%	750	—
Total senior notes		$5,500	$1,500
Unamortized debt discount and issuance costs		(65)	(9)
Total carrying value of long-term debt		$5,435	$1,491

Short-Term Debt
Commercial paper		$2,100	$—
Unamortized debt discount		(18)	—
Total carrying value of short-term debt		$2,082	$—
Total interest expense recognized related to our outstanding debt was $66 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $72 million and $12 million for the six months ended June 30, 2026 and 2025, respectively.
Senior Notes
In May 2026, we issued five series of fixed-rate senior unsecured notes for an aggregate principal amount of $4.0 billion (collectively, the “Notes”). The proceeds from the issuance were $3.9 billion, net of debt discount and issuance costs of $57 million. The debt discount and issuance costs are amortized to interest expense using the effective interest rate method over the term of the Notes. The net proceeds from the Notes were used to fund the repayment of outstanding borrowings under the Term Loan (as defined below). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, except for our senior notes due in August 2031, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year.
The Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of the Company. We may redeem any series of the Notes, in whole or in part, at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, at the option of the holders, the Company will be required to make an offer to repurchase all or any part of such holders’ Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest up to, but not including, the date of repurchase. The indentures governing the Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict our ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.
In August 2020, we issued 1.40% fixed-rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes” and together with the Notes, the “Senior Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred $13 million for debt issuance costs. The effective interest rate for the 2030 Notes was 1.53% and included interest payable, amortization of debt issuance cost and amortization of debt discount. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021, and the entire outstanding principal amount is due at maturity on September 1, 2030. The 2030 Notes are unsecured obligations and the indentures governing the 2030 Notes contain customary events of default and covenants that, among others and subject to exceptions, restrict our ability to incur or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties.
We consider the fair value of the Senior Notes at June 30, 2026 and December 31, 2025 to be a Level 2 measurement. The estimated fair value of the Senior Notes based on the closing trading price per $100, was $5,320 million and $1,324 million at June 30, 2026 and December 31, 2025, respectively.
Term Loan
In April 2026, we borrowed an aggregate principal amount of $4.0 billion under a senior unsecured term loan (the “Term Loan”) to fund a portion of the cash consideration for our acquisition of Armis. In May 2026, we repaid the outstanding balance on the Term Loan primarily through issuance of the Notes.
Commercial Paper
In April 2026, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a total of $3.0 billion outstanding at any time, with maturities not to exceed 397 days from the date of issuance. The notes are sold at a discount from par or at par and bear interest at rates determined at the time of issuance. Net proceeds from this program are expected to be used for general corporate purposes. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments. As of June 30, 2026 we have $2.1 billion of commercial paper outstanding, with a weighted-average interest rate of 3.98% and a weighted-average remaining term of 81 days.
Revolving Credit Facility
In April 2026, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility (the "Credit Facility"), with an option to increase the amount of the Credit Facility by up to $2.0 billion, subject to certain conditions, including board approval. The Credit Facility matures on April 1, 2031. Any borrowings under our Credit Facility bear interest, at our option, either at a base rate, or at an adjusted benchmark rate plus a spread of 0.60% to 1.00% with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. The Credit Facility contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, asset dispositions, dividends, and acquisitions, subject to certain permitted exceptions. Funds borrowed under the Credit Facility may be used for general corporate purposes. As of June 30, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with all covenants governing the Credit Facility.

(12) Accumulated Other Comprehensive Income (Loss)
The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Plan(1)	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2025	$(38)	$—	$—	$57	$19
Other comprehensive income (loss) before reclassifications	39	(29)	(9)	(77)	(76)
Amounts reclassified from accumulated other comprehensive income	13	—	—	—	13
Net current period other comprehensive income (loss)	52	(29)	(9)	(77)	(63)
Balance as of June 30, 2026	$14	$(29)	$(9)	$(20)	$(44)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Plan(1)	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2024	$50	$(27)	$—	$(91)	$(68)
Other comprehensive income (loss) before reclassifications	(159)	19	—	151	11
Amounts reclassified from accumulated other comprehensive loss	8	—	—	—	8
Net current period other comprehensive income (loss)	(151)	19	—	151	19
Balance as of June 30, 2025	$(101)	$(8)	$—	$60	$(49)
(1) Relates to our defined benefit plan for an international subsidiary.

(13) Stockholders' Equity
Common Stock
We are authorized to issue a total of 3.0 billion shares of common stock as of June 30, 2026. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of June 30, 2026, we had 1,034 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

June 30, 2026
Stock plans:
Options outstanding	7,339
RSUs(1)	46,824
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	53,352
Amended and Restated 2012 Employee Stock Purchase Plan(2)	37,355
Total shares of common stock reserved for future issuance	144,870
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 14 “Equity Awards.”
(2)Refer to Note 14 “Equity Awards” for a description of these plans.
During the six months ended June 30, 2026 and 2025, we issued a total of 6.7 million and 6.2 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).
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
During the six months ended June 30, 2026, the Company repurchased an additional 1.6 million shares of its common stock for $225 million in open market transactions. There were no share repurchases during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company repurchased 1.9 million and 3.5 million shares of its common stock for $361 million and $659 million, respectively, in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance.
As of June 30, 2026, approximately $4.2 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.

(14)  Equity Awards
We have three equity incentive plans: 2012 Equity Incentive Plan (the “2012 Plan”), amended and restated 2021 Equity Incentive Plan (the “2021 Plan”) and 2022 New-Hire Equity Incentive Plan (the “2022 Plan”). The 2012 Plan was terminated in connection with the initial approval of the 2021 Plan on June 7, 2021 but continues to govern the terms of outstanding equity awards that were granted prior to the termination of the 2012 Plan. As of June 7, 2021, we no longer grant equity awards pursuant to the 2012 Plan. The 2021 Plan, as amended and restated, was approved by the shareholders on June 1, 2023 and May 21, 2026 to increase shares available for future grants by approximately 50 million and 38 million shares, respectively. The 2022 Plan was terminated in June 2023 and no additional awards were granted thereafter under the 2022 Plan. Outstanding equity awards under the 2022 Plan continue to be subject to the terms and conditions of the 2022 Plan.
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
Stock Options
A summary of stock option activity for the six months ended June 30, 2026 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding as of December 31, 2025	4,829	$114.78
Granted(1)	2,675	$13.14
Exercised	(65)	$19.91		$5
Forfeited	(100)	$19.56
Outstanding as of June 30, 2026	7,339	$79.87	6.3	$284
Vested and expected to vest as of June 30, 2026	7,078	$81.44	6.2	$266
Vested and exercisable as of June 30, 2026	2,864	$102.94	5.1	$60
(1) Stock options related to business combinations include 2.3 million shares from the Armis acquisition.
Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.
The total fair value of stock options vested during the six months ended June 30, 2026 was $38 million. The weighted-average grant-date fair value of stock options granted was $88.79 for the six months ended June 30, 2026.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant-date fair value of $232 million. The 2021 Performance Awards will vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche may be achieved at different points in time and in any order but will become eligible to vest only when all service, performance and market conditions for the respective tranche are met but no earlier than two years from date of grant. The performance and market conditions must be achieved by September 30, 2026 (the “Performance Period”). The stock price metric will be achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. Shares acquired upon exercise of the options cannot be sold, transferred or disposed until after the end of the Performance Period and the 2021 Performance Awards will expire ten years from the respective date of grant. As of June 30, 2026, the first four tranches were vested based on achievement of both the performance and market conditions.
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
As of June 30, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $210 million. The weighted-average remaining vesting period of unvested stock options at June 30, 2026 was approximately two years.
RSUs
A summary of RSU activity for the six months ended June 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding as of December 31, 2025	26,011	$158.53
Granted(1)	31,339	$104.97
Vested	(7,956)	$135.04
Forfeited	(2,570)	$142.78
Outstanding as of June 30, 2026	46,824	$127.55
Expected to vest as of June 30, 2026	41,150
(1) Includes RSUs related to business combinations, of which 5.9 million shares relate to the Armis acquisition.
RSUs outstanding as of June 30, 2026 were comprised of 44.1 million RSUs with only service conditions and 2.7 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $0.8 billion for the six months ended June 30, 2026. As of June 30, 2026, the aggregate intrinsic value of RSUs outstanding was $4.6 billion and RSUs expected to vest was $4.1 billion.
PRSUs have service, performance and market vesting conditions. The ultimate number of shares eligible to vest range from 0% to 250%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index.

The eligible shares subject to PRSUs granted during the six months ended June 30, 2026 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior years, as applicable.
We recognized $112 million and $90 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $4.9 billion, and the weighted-average remaining vesting period was approximately three years.
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
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$298	$385	$767	$845
Denominator:
Weighted-average shares outstanding - basic	1,031,351	1,035,819	1,033,234	1,034,963
Weighted-average effect of potentially dilutive securities:
Common stock options, RSUs and ESPP obligations	2,983	10,789	3,972	11,749
Weighted-average shares outstanding - diluted	1,034,334	1,046,608	1,037,206	1,046,712
Net income per share - basic	$0.29	$0.37	$0.74	$0.82
Net income per share - diluted	$0.29	$0.37	$0.74	$0.81
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been anti-dilutive	46,730	11,937	22,483	11,939
(16)  Provision for Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.
Our income tax provision was $140 million and $344 million for the three and six months ended June 30, 2026, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls, offset by the release of a valuation allowance on certain California deferred tax assets. Our income tax provision was $86 million and $181 million for the three and six months ended June 30, 2025, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.
We are subject to taxation in the United States and foreign jurisdictions. As of June 30, 2026, our tax years 2004 to 2025 remain subject to examination in most jurisdictions.
Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three and six months ended June 30, 2026.
(17) Commitments and Contingencies
Operating Leases
For some of our offices and data centers, we have entered into non-cancellable operating lease agreements with various expiration dates through 2036. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.
Total operating lease costs were $43 million and $85 million for the three and six months ended June 30, 2026, respectively, and $36 million and $72 million for the three and six months ended June 30, 2025, respectively.
For the six months ended June 30, 2026 and 2025, total cash paid for amounts included in the measurement of operating lease liabilities was $72 million and $53 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $100 million and $173 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, the weighted-average remaining lease term is approximately seven years, and the weighted-average discount rate is 4%.
Maturities of operating lease liabilities as of June 30, 2026 are presented in the table below (in millions):

Fiscal Period:
Remainder of 2026	$68
2027	162
2028	159
2029	151
2030	136
Thereafter	409
Total operating lease payments	1,085
Less: imputed interest	(149)
Present value of operating lease liabilities	$936
In addition to the amounts above, as of June 30, 2026, we have leases, primarily for offices, that have not yet commenced with minimum undiscounted cash flows of $328 million. These leases are expected to commence between 2026 and 2027 with lease terms of seven to sixteen years.

Other Commitments
Other contractual commitments primarily consist of data center and IT operations, cloud services and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the six months ended June 30, 2026 that were outside the ordinary course of business. We have entered into various non-cancellable agreements with cloud service providers, and as of June 30, 2026, we have remaining payments under these agreements of approximately $324 million for the remainder of fiscal 2026, $401 million in fiscal 2027, $573 million in fiscal 2028, $704 million in fiscal 2029 and $2.9 billion in 2030. Payment schedules vary from the timing of actual service consumption. In addition, we have entered into a non-cancellable agreement with an information technology equipment provider, under which we have remaining payments of approximately $1.4 billion due by fiscal 2028.
In addition to the amounts above, our Senior Notes have an aggregate principal amount of $5.5 billion, with maturities ranging from May 2028 through May 2056. We also have $2.1 billion of commercial paper outstanding as of June 30, 2026, which has a weighted-average remaining term of 81 days. Refer to Note 11 “Debt” for further information.
Further, $180 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2026.
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

Geographic Information
Revenues by geographic area, based on the location of our users, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America(1)	$2,522	$2,006	$4,881	$3,969
EMEA(2)	997	834	1,976	1,616
Asia Pacific and other	468	375	900	718
Total revenues	$3,987	$3,215	$7,757	$6,303
Property and equipment, net by geographic area were as follows (in millions):

	June 30, 2026	December 31, 2025
North America(3)	$1,411	$1,437
EMEA(2)	501	563
Asia Pacific and other	265	289
Total property and equipment, net	$2,177	$2,289
(1) Revenues attributed to the United States were 95% of North America revenues for each of the three and six months ended June 30, 2026 and 94% for each of the three and six months ended June 30, 2025.
(2) Europe, the Middle East and Africa (“EMEA”).
(3) Property and equipment, net attributed to the United States were 83% and 82% of property and equipment, net attributable to North America as of June 30, 2026 and December 31, 2025, respectively.

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
Overview
ServiceNow delivers solutions that help public and private organizations govern, secure and manage artificial intelligence and digitalize and streamline workflows to drive collaboration, productivity and better experiences across the enterprise. At the core of these solutions is the ServiceNow AI Platform (“Platform”), a robust, cloud-based Platform that facilitates comprehensive delivery of seamless workflows and drives digital transformation across all departments and personas within an organization. Our Platform’s single data fabric and integrated data layer supports organizations’ operationalization of their AI strategy with speed, scale and security. Our workflow applications built on the Platform are grouped into four areas: Technology, CRM and Industry, Core Business, and Creator and Other. We offer an innovative suite of products, including AI-powered applications, and services designed to automate workflows, integrate systems and empower employees, regardless of existing systems, cloud environments or collaboration tools. The combination of ServiceNow's Security Operations with Armis' cyber asset intelligence and Veza's identity governance capabilities delivers end-to-end visibility, risk controls, and automated responses across the enterprise. Our one platform architecture provides the foundation for organizations to seamlessly integrate AI, data, and workflows and create intelligent processes across their enterprise.
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
As of June 30, 2026, our RPO was $29.0 billion, of which 46% represented cRPO. RPO and cRPO both increased by 21% compared to June 30, 2025. Factors that may cause our RPO to vary from period to period include the following:
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
Number of customers with ACV greater than $5 million. We count the total number of customers with annual contract value (“ACV”) greater than $5 million as of the end of the period. We had 658 and 533 customers with ACV greater than $5 million as of June 30, 2026 and 2025, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $5 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $5 million. We believe information regarding the total number of customers with ACV greater than $5 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Platform.
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

	Six Months Ended June 30,		% Change
	2026	2025
	(dollars in millions)
GAAP net cash provided by operating activities	$2,257	$2,393	(6%)
Purchases of property and equipment	(255)	(395)	(35%)
Business combination and other related costs	297	14	NM
Non-GAAP free cash flow	$2,299	$2,012	14%
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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
GAAP income from operations	$162	$358	(55%)	$665	$809	(18%)
Stock-based compensation	655	499	31%	1,213	969	25%
Amortization of purchased intangibles	219	25	NM	296	46	NM
Business combination and other related costs	75	14	NM	118	25	372%
Impairment of assets	—	30	(100%)	—	30	(100%)
Severance costs	62	29	114%	80	29	176%
Non-GAAP income from operations	$1,173	$955	23%	$2,372	$1,908	24%
NM - Not meaningful
Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three and six months ended June 30, 2026 and 2025. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.
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
We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 75% and 76% of our total revenues for the three and six months ended June 30, 2026, respectively, and 78% of our total revenues for each of the three and six months ended June 30, 2025. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.
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
Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 42% and 40% for the three and six months ended June 30, 2026, respectively, and 33% and 34% for the three and six months ended June 30, 2025, respectively.
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
Provision for Income Taxes
Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three and six months ended June 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls, offset by the release of a valuation allowance on certain California deferred tax assets. We continue to maintain a valuation allowance against a portion of our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$3,877	$3,113	25%	$7,548	$6,118	23%
Professional services and other	110	102	8%	209	185	13%
Total revenues	$3,987	$3,215	24%	$7,757	$6,303	23%
Percentage of revenues:
Subscription	97%	97%		97%	97%
Professional services and other	3%	3%		3%	3%
Total	100%	100%		100%	100%
Subscription revenues increased by $764 million and $1,430 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $149 million and $109 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended June 30, 2026 and 2025, respectively, and $287 million and $266 million during the six months ended June 30, 2026 and 2025, respectively.
We expect subscription revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2025.
Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2026 are based on the 30-day average of foreign exchange rates for June 30, 2026.
Professional services and other revenues increased by $8 million and $24 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to an increase in services and trainings provided to new and existing customers.
We expect professional services and other revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$1,030	$625	65%	$1,850	$1,186	56%
Professional services and other	139	99	40%	259	189	37%
Total cost of revenues	$1,169	$724	61%	$2,109	$1,375	53%
Gross profit (loss) percentage:
Subscription	73%	80%		75%	81%
Professional services and other	(26%)	3%		(24%)	(2%)
Total gross profit percentage	71%	77%		73%	78%
Gross profit	$2,818	$2,491		$5,648	$4,928
Cost of subscription revenues increased by $405 million and $664 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses, increased by $115 million and $229 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. Depreciation expense related to infrastructure hardware equipment and expenses associated with software, maintenance and other costs, which together support the expansion of data center capacity, increased by $63 million and $123 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. Expenses associated with our contractual commitments with third-party cloud service providers increased by $63 million and $104 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. In addition, amortization of intangible assets increased by $153 million and $194 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 as a result of acquisitions.
We expect our cost of subscription revenues for the year ending December 31, 2026 to increase in absolute dollars and increase as a percentage of revenue compared to the year ended December 31, 2025 as we provide subscription services to more customers, increase usage within our customer instances and continue to recognize amortization of acquired intangible assets. We will continue to incur incremental costs to attract customers in regulated markets by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.
Our subscription gross profit percentage was 73% and 75% for the three and six months ended June 30, 2026, respectively, and 80% and 81% for the three and six months ended June 30, 2025, respectively. We expect our subscription gross profit percentage to decrease for the year ending December 31, 2026 compared to the year ended December 31, 2025, primarily due to the ongoing growth of our third-party cloud services usage and incremental amortization of intangible assets acquired.
Cost of professional services and other revenues increased by $40 million and $70 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily driven by increased personnel-related costs and an increase in partner ecosystem spend to further help accelerate customer value realization.

Our professional services and other gross loss percentage was 26% for the three months ended June 30, 2026 compared to a gross profit percentage of 3% for the three months ended June 30, 2025. Our professional services and other gross loss percentage was 24% for the six months ended June 30, 2026 compared to 2% for the six months ended June 30, 2025. Our professional services and other gross loss percentage was primarily driven by personnel-related costs and partner ecosystem spend to further help accelerate customer value realization increasing at a faster rate than revenue. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2026 compared to the year ended December 31, 2025 as we continue to accelerate customer value realization and support our customers in gaining the maximum value of our latest offerings.
Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Sales and marketing	$1,372	$1,128	22%	$2,588	$2,182	19%
Percentage of revenues	34%	35%		33%	35%
Sales and marketing expenses increased by $244 million and $406 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $138 million and $211 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. Amortization expenses associated with deferred commissions increased by $21 million and $44 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $29 million and $62 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to increased program costs and travel costs for our annual Knowledge user conference. In addition, amortization of intangible assets increased by $41 million and $56 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 as a result of acquisitions.
We expect sales and marketing expenses for the year ending December 31, 2026 to increase in absolute dollars and to decrease slightly as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from increased sales productivity and marketing efficiencies.
Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Research and development	$915	$734	25%	$1,738	$1,437	21%
Percentage of revenues	23%	23%		22%	23%
Research and development expenses (“R&D”) increased by $181 million and $301 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to increased headcount, resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $162 million and $278 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025.
We expect R&D expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform.
General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
General and administrative	$369	$271	36%	$657	$500	31%
Percentage of revenues	9%	8%		8%	8%
General and administrative expenses (“G&A”) increased by $98 million and $157 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to an increase in outside services of $61 million and $96 million, largely related to recent acquisitions. Personnel-related costs including stock-based compensation increased $56 million and $66 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. These increases were partially offset by an impairment of assets of $30 million that was recorded in the three and six months ended June 30, 2025.
We expect G&A expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from continued G&A productivity.
Stock-based Compensation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$96	$76	26%	$180	$144	25%
Professional services and other	13	11	18%	25	22	14%
Operating expenses:
Sales and marketing	179	155	15%	329	303	9%
Research and development	283	196	44%	519	381	36%
General and administrative	84	61	38%	160	119	34%
Total stock-based compensation	$655	$499	31%	$1,213	$969	25%
Percentage of revenues	16%	16%		16%	15%
Stock-based compensation increased by $156 million and $244 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to additional grants to current and new employees and stock-based awards granted in connection with acquisitions.

Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of June 30, 2026, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2026 as we continue to issue stock-based awards to our employees but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.
Foreign Currency Exchange
Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% for each of the three and six months ended June 30, 2026 and 38% and 37% for the three and six months ended June 30, 2025, respectively.
Because we primarily transact in certain foreign currencies for sales outside of the United States, the general weakening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our revenues for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the six months ended June 30, 2026 at the exchange rates in effect for the six months ended June 30, 2025 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $138 million lower, excluding the impact of our cash flow hedging program. The impact from foreign currency movements were not material to subscription revenues for the three months ended June 30, 2026, or to professional services and other revenues for the three and six months ended June 30, 2026.
In addition, we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our expenses for the three and six months ended June 30, 2026.
Interest Income

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Interest income	$70	$116	(40%)	$158	$231	(32%)
Percentage of revenues	2%	4%		2%	4%
Interest income decreased by $46 million and $73 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily driven by a decrease in investment income from our managed portfolio resulting from lower average portfolio balances and lower interest rates.

Other Income (Expense), net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Interest expense	$(66)	$(6)	NM	$(72)	$(12)	NM
Other	272	3	NM	360	(2)	NM
Other income (expense), net	$206	$(3)	NM	$288	$(14)	NM
Percentage of revenues	5%	—%		4%	—%
NM - Not meaningful
Other income (expense), net increased by $209 million and $302 million for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily driven by unrealized gains on strategic investments, partially offset by higher interest expense resulting from the issuance of senior notes, commercial paper and senior unsecured term loan.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. For each of the three and six months ended June 30, 2026, the gains (losses) recognized for these foreign currency forward contracts in other income (expense), net were immaterial. For the three and six months ended June 30, 2025, the gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other income (expense), net of $86 million and $120 million, offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $87 million and $125 million, respectively.
Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Income before income taxes	$438	$471	(7%)	$1,111	$1,026	8%
Provision for income taxes	$140	$86	63%	$344	$181	90%
Effective tax rate	32%	18%		31%	18%
Our income tax provision was $140 million and $344 million for the three and six months ended June 30, 2026, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls, offset by the release of a valuation allowance on certain California deferred tax assets. Our income tax provision was $86 million and $181 million for the three and six months ended June 30, 2025, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We may continue to see fluctuations in our effective tax rate and tax obligations as we further integrate Armis into our corporate structure and intercompany relationships.
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three and six months ended June 30, 2026. The

Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.
Liquidity and Capital Resources
We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and expend cash outflows to develop new services and core technologies that further enhance the Platform, engage our customers and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements, including cloud services, that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2026. When assessing sources of liquidity, we also include cash and cash equivalents, marketable securities and long-term marketable securities totaling $6.7 billion as of June 30, 2026. Our unsecured revolving credit facility and our commercial paper program also serve as sources of liquidity. Refer to the “Debt” section below for more details.
Our capital requirements are principally comprised of capital expenditures to support data center capacity expansion, non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancellable licenses, operating leases and services arrangements that are integral to our business operations. We also acquire technology and businesses to expand our service offerings and functionality. Operating lease obligations totaling $1.1 billion are principally associated with leased facilities and have varying maturities with $733 million due over the next five years.
Supply Chain Finance Program
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. As of June 30, 2026, our outstanding payment obligations to suppliers participating in the SCF program totaled $28 million. These obligations are included in accounts payable in our condensed consolidated balance sheets, and all activity related to these obligations is presented within operating activities in the condensed consolidated statements of cash flows.
Share Repurchase Program
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
On January 30, 2026, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $2.0 billion of our common stock as part of the Share Repurchase Program. During the three months ended March 31, 2026, the Company completed the ASR transaction with 18.5 million shares of common stock repurchased at an average price of $107.97 per share, which was determined based on the volume weighted-average price over the term of the ASR, less an agreed upon discount. Repurchased shares are recognized as treasury stock and held for future issuance.

During the six months ended June 30, 2026, the Company repurchased an additional 1.6 million shares of our common stock for $225 million in open market transactions. There were no share repurchases during the three months ended June 30, 2026. As of June 30, 2026, approximately $4.2 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.
Debt
We have also issued long-term debt to finance our business. In May 2026, we issued five series of fixed-rate senior unsecured notes with an aggregate principal amount of $4.0 billion (collectively, the “Notes”) with maturities starting in May 2028 and extending through May 2056. In August 2020, we issued 1.40% fixed-rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030.
In April 2026, we borrowed an aggregate principal amount of $4.0 billion under a secured term loan (the “Term Loan”) to fund a portion of the cash consideration for our acquisition of Armis Security Ltd. In May 2026, we repaid the outstanding balance on the Term Loan primarily through the issuance of the Notes.
In April 2026, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility (the "Credit Facility"), with an option to increase the amount of the Credit Facility by up to $2.0 billion, subject to certain conditions, including board approval. The Credit Facility matures on April 1, 2031. As of June 30, 2026, no amounts were outstanding under the Credit Facility.
In April 2026, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of June 30, 2026, we have $2.1 billion of commercial paper outstanding, with a weighted-average interest rate of 3.98% and a weighted-average remaining term of 81 days.
For additional information on our debt transactions, refer to Note 11 “Debt” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cash Flows
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

	Six Months Ended June 30,
	2026	2025
	(dollars in millions)
Net cash provided by operating activities	$2,257	$2,393
Net cash used in investing activities	$(7,105)	$(640)
Net cash provided by (used in) financing activities	$3,638	$(944)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,215)	$823

Operating Activities
Net cash provided by operating activities was $2,257 million for the six months ended June 30, 2026 compared to $2,393 million for the six months ended June 30, 2025. The net decrease in operating cash flows was primarily due to higher business combination and related costs to support business growth.
Investing Activities
Net cash used in investing activities was $7,105 million for the six months ended June 30, 2026 compared to $640 million for the six months ended June 30, 2025. The net increase in cash used in investing activities was primarily due to a $8,700 million increase in cash used in business combinations and a $40 million increase in purchases of strategic investments, partially offset by a $1,896 million decrease in purchases of marketable securities, a $247 million increase in sales and maturities of marketable securities and a $140 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $3,638 million for the six months ended June 30, 2026 compared to net cash used of $944 million for the six months ended June 30, 2025. The net increase in cash provided by financing activities is primarily due to proceeds of $3,944 million from the issuance of the Notes, net of discount and issuance costs, net proceeds from commercial paper of $3,534 million and a decrease in taxes paid related to net share settlement of equity awards of $157 million, partially offset by an increase in repurchases of common stock of $1,566 million and $1,472 million of repayments of commercial paper.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Except for the fixed-rate senior notes and unsecured revolving credit facility entered into during the three months ended June 30, 2026, there have been no other changes in our market risk compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.
In May 2026, we issued five series of fixed-rate senior unsecured notes for an aggregate principal amount of $4.0 billion (collectively, the “Notes”). The proceeds from the issuance were $3.9 billion, net of debt discount and issuance costs of $57 million. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, except for our notes due in August 2031, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. In August 2020, we issued 1.40% fixed-rate ten-year notes with an aggregate principal amount of $1.5 billion due on September 1, 2030 (the “2030 Notes,” and together with the Notes, the “Senior Notes”). The 2030 Notes were issued at 99.63% of principal and we incurred approximately $13 million of debt issuance costs. Interest is payable on the 2030 Notes semi-annually in arrears on March 1 and September 1 of each year. As the Senior Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Senior Notes will fluctuate with movement in market interest rates.
In April 2026, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility (the "Credit Facility"). Any borrowings under our Credit Facility bear interest, at our option, either at a base rate, or at an adjusted benchmark rate plus a spread of 0.60% to 1.00% with such spread being determined based on our credit rating. Because the interest rates applicable to borrowings under the Credit Facility are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. As of June 30, 2026, no amounts were outstanding under the Credit Facility.
Refer to Note 11 “Debt” in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of June 30, 2026, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
On May 16, 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock (the “Share Repurchase Program”). In January 2025 and January 2026, our board of directors authorized an additional $3.0 billion and $5.0 billion, respectively, in repurchases under the Share Repurchase Program. During the three months ended June 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, the following Section 16 officer adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c):
•Jacqueline Canney, our Chief People and AI Enablement Officer, adopted a trading plan on May 29, 2026. The plan, which expires May 19, 2027, provides for the sale of (i) up to $500,000 of shares of our common stock and (ii) 100% of the net shares resulting from the vesting of 52,422 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares are net of tax withholding.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description of Document	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Registrant	8-K	001-35580	3.1	5/27/2025

3.2	Restated Bylaws of Registrant	8-K	001-35580	3.1	2/12/2025

4.1	Indenture, dated May 15, 2026, by and between ServiceNow, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-35580	4.1	5/15/2026

4.2	First Supplemental Indenture, dated May 15, 2026, by and between ServiceNow, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-35580	4.2	5/15/2026

4.3	Form of Note for ServiceNow, Inc.’s 4.250% Notes due 2028 (incorporated by reference from Exhibit 4.2 hereto)	8-K	001-35580	4.3	5/15/2026

4.4	Form of Note for ServiceNow, Inc.’s 4.700% Notes due 2031 (incorporated by reference from Exhibit 4.2 hereto)	8-K	001-35580	4.4	5/15/2026

4.5	Form of Note for ServiceNow, Inc.’s 5.050% Notes due 2033 (incorporated by reference from Exhibit 4.2 hereto)	8-K	001-35580	4.5	5/15/2026

4.6	Form of Note for ServiceNow, Inc.’s 5.400% Notes due 2036 (incorporated by reference from Exhibit 4.2 hereto)	8-K	001-35580	4.6	5/15/2026

4.7	Form of Note for ServiceNow, Inc.’s 6.300% Notes due 2056 (incorporated by reference from Exhibit 4.2 hereto)	8-K	001-35580	4.7	5/15/2026

10.1	Credit Agreement, dated as of April 1, 2026, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-35580	10.1	4/1/2026

10.2	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto	8-K	001-35580	10.2	4/1/2026

10.3	Term Loan Credit Agreement, dated as of April 17, 2026, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent					X

10.4*	ServiceNow, Inc. Amended and Restated 2021 Equity Incentive Plan	8-K	001-35580	10.1	5/22/2026

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

SERVICENOW, INC.

Date: July 22, 2026	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2026	By:	/s/ Gina Mastantuono
Gina Mastantuono
President and Chief Financial Officer
(Principal Financial Officer)

Date: July 22, 2026	By:	/s/ Danielle Fontaine
Danielle Fontaine
Chief Accounting Officer
(Principal Accounting Officer)

