Form 10-Q
period 2026-09-30
ServiceNow, Inc.
filed 2026-10-28
CIK 1373715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2026, there were approximately 1,038 million shares of the Registrant’s Common Stock outstanding.

i

ii

Part I

Item 1. Financial Statements

ServiceNow, Inc.
Condensed Consolidated Balance Sheets
(in millions, except number of shares which are reflected in thousands and per share data)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,393	$3,726
Marketable securities	2,214	2,558
Accounts receivable, net	2,222	2,627
Current portion of deferred commissions	606	590
Prepaid expenses and other current assets	1,042	970
Total current assets	8,477	10,471
Deferred commissions, less current portion	1,158	1,114
Long-term marketable securities	2,354	3,771
Strategic investments	2,050	1,542
Property and equipment, net	2,145	2,289
Operating lease right-of-use assets	779	806
Intangible assets, net	3,594	1,121
Goodwill	10,012	3,578
Deferred tax assets	804	1,056
Other assets	457	290
Total assets	$31,830	$26,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$231	$204
Accrued expenses and other current liabilities	1,760	1,813
Current portion of deferred revenue	7,600	8,314
Current portion of operating lease liabilities	118	112
Short-term debt, net	2,086	—
Total current liabilities	11,795	10,443
Deferred revenue, less current portion	133	120
Operating lease liabilities, less current portion	773	800
Long-term debt, net	5,438	1,491
Other long-term liabilities	595	220
Total liabilities	18,734	13,074
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; shares authorized: 3,000,000; shares issued: 1,076,478 and 1,065,776; shares outstanding: 1,037,917 and 1,047,278	1	1
Treasury stock, at cost (shares held: 38,561 and 18,498)	(5,366)	(3,045)
Additional paid-in capital	12,451	10,747
Accumulated other comprehensive income (loss)	(276)	19
Retained earnings	6,286	5,242
Total stockholders’ equity	13,096	12,964
Total liabilities and stockholders’ equity	$31,830	$26,038
See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Subscription	$3,988	$3,299	$11,536	$9,417
Professional services and other	118	108	327	293
Total revenues	4,106	3,407	11,863	9,710
Cost of revenues(1):
Subscription	1,054	666	2,904	1,852
Professional services and other	157	108	416	297
Total cost of revenues	1,211	774	3,320	2,149
Gross profit	2,895	2,633	8,543	7,561
Operating expenses(1):
Sales and marketing	1,271	1,056	3,859	3,238
Research and development	956	750	2,694	2,187
General and administrative	283	255	940	755
Total operating expenses	2,510	2,061	7,493	6,180
Income from operations	385	572	1,050	1,381
Interest income	69	115	227	346
Interest expense	(81)	(6)	(153)	(18)
Other income (expense), net	(3)	13	357	11
Income before income taxes	370	694	1,481	1,720
Provision for income taxes	93	192	437	373
Net income	$277	$502	$1,044	$1,347
Net income per share - basic	$0.27	$0.48	$1.01	$1.30
Net income per share - diluted	$0.27	$0.48	$1.01	$1.29
Weighted-average shares used to compute net income per share - basic	1,034,942	1,038,150	1,033,810	1,035,962
Weighted-average shares used to compute net income per share - diluted	1,043,011	1,047,523	1,038,593	1,046,853
Other comprehensive income (loss):
Foreign currency translation adjustments	$(218)	$(11)	$(295)	$140
Unrealized (losses) gains on marketable securities, net of tax	(22)	7	(51)	26
Unrealized gains (losses) on derivative instruments, net of tax	9	36	61	(115)
Defined benefit plan, net of tax	(1)	—	(10)	—
Other comprehensive income (loss)	(232)	32	(295)	51
Comprehensive income	$45	$534	$749	$1,398
(1)Includes stock-based compensation as follows:

2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues:
Subscription	$96	$78	$276	$222
Professional services and other	13	11	38	33
Operating expenses:
Sales and marketing	175	141	504	444
Research and development	282	203	801	584
General and administrative	67	59	227	178
See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended September 30, 2026								Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	1,072,455	$1	(38,593)	$(5,371)	$11,921	$6,009	$(44)	$12,516	1,049,338	$1	(11,743)	$(1,871)	$8,512	$4,339	$(49)	$10,932
Common stock and treasury stock issued under employee stock plans	4,023	—	32	4	75	—	—	79	3,416	—	32	4	113	—	—	117
Common stock repurchased	—	—	—	1	—	—	—	1	—	—	(3,222)	(584)	—	—	—	(584)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(175)	—	—	(175)	—	—	—	—	(190)	—	—	(190)
Stock-based compensation	—	—	—	—	630	—	—	630	—	—	—	—	492	—	—	492
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(232)	(232)	—	—	—	—	—	—	32	32
Net income	—	—	—	—	—	277	—	277	—	—	—	—	—	502	—	502
Balance at end of the period	1,076,478	$1	(38,561)	$(5,366)	$12,451	$6,286	$(276)	$13,096	1,052,754	$1	(14,933)	$(2,451)	$8,927	$4,841	$(17)	$11,301

	Nine Months Ended September 30, 2026								Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount
Balance at beginning of the period	1,065,776	$1	(18,498)	$(3,045)	$10,747	$5,242	$19	$12,964	1,040,757	$1	(8,320)	$(1,219)	$7,401	$3,494	$(68)	$9,609
Common stock and treasury stock issued under employee stock plans	10,702	—	91	11	222	—	—	233	9,654	—	93	11	259	—	—	270
Common stock repurchased	—	—	(20,154)	(2,332)	100	—	—	(2,232)	—	—	(6,706)	(1,243)	—	—	—	(1,243)
Taxes paid related to net share settlement of equity awards	—	—	—	—	(456)	—	—	(456)	—	—	—	—	(628)	—	—	(628)
Stock-based compensation	—	—	—	—	1,829	—	—	1,829	—	—	—	—	1,461	—	—	1,461
Issuance of common stock for business combinations	—	—	—	—		—	—	—	2,343	—	—	—	434	—	—	434
Equity awards assumed in business combinations	—	—	—	—	9	—	—	9	—	—	—	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(295)	(295)	—	—	—	—	—	—	51	51
Net income	—	—	—	—	—	1,044	—	1,044	—	—	—	—	—	1,347	—	1,347
Balance at end of the period	1,076,478	$1	(38,561)	$(5,366)	$12,451	$6,286	$(276)	$13,096	1,052,754	$1	(14,933)	$(2,451)	$8,927	$4,841	$(17)	$11,301

See accompanying notes to condensed consolidated financial statements

ServiceNow, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,044	$1,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,055	526
Amortization of deferred commissions	519	454
Stock-based compensation	1,829	1,461
Deferred income taxes	167	172
Unrealized (gains) losses on strategic investments	(367)	(27)
Other	103	70
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable	442	740
Deferred commissions	(589)	(462)
Prepaid expenses and other assets	(221)	(199)
Accounts payable	81	48
Deferred revenue	(845)	(713)
Accrued expenses and other liabilities	(122)	(211)
Net cash provided by operating activities	$3,096	$3,206
Cash flows from investing activities:
Purchases of property and equipment	(346)	(630)
Business combinations, net of cash acquired	(9,167)	(215)
Purchases of other intangibles	—	(43)
Purchases of marketable securities	(1,448)	(2,719)
Purchases of strategic investments	(191)	(1,020)
Sales and maturities of marketable securities	3,160	3,410
Other	49	26
Net cash used in investing activities	$(7,943)	$(1,191)
Cash flows from financing activities:
Proceeds from borrowings on senior notes, net of discount and issuance costs	3,943	—
Proceeds from term loan, net of issuance costs	3,991	—
Repayment of term loan	(4,000)	—
Proceeds from issuance of commercial paper, net of discount	4,529	—
Repayments of commercial paper	(2,484)	—
Proceeds from employee stock plans	233	270
Repurchases of common stock	(2,225)	(1,243)
Taxes paid related to net share settlement of equity awards	(456)	(628)
Other	(7)	—
Net cash provided by (used in) financing activities	$3,524	$(1,601)
Foreign currency effect on cash, cash equivalents and restricted cash	(4)	10
Net change in cash, cash equivalents and restricted cash	(1,327)	424
Cash, cash equivalents and restricted cash at beginning of period	3,732	2,310
Cash, cash equivalents and restricted cash at end of period	$2,405	$2,734
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$2,393	$2,725
Restricted cash included in prepaid expenses and other current assets	8	9
Restricted cash included in other assets	4	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,405	$2,734

Supplemental disclosures of other cash flow information:
Interest paid	$50	$22
Income taxes paid, net of refunds	$198	$181
Non-cash investing and financing activities:
Property and equipment included in accounts payable, accrued expenses and other liabilities	$84	$66
Fair value of common stock issued for business combinations	$—	$434
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
(2) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for fair statement of results for the interim periods presented have been included. As a result of displaying amounts in millions, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for other interim periods or future years. The condensed consolidated balance sheet as of December 31, 2025 is derived from audited consolidated financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.
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
Significant Accounting Policies
During the three and nine months ended September 30, 2026, we have incorporated one update to our significant accounting policies related to employee severance associated with our 2026 workforce optimization strategy. There were no other significant changes to our significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.
Employee Severance
During the nine months ended September 30, 2026, the Company initiated a workforce optimization strategy that streamlines certain functions in the organization by leveraging AI-driven efficiencies and investing in talent in key strategic areas. Employee severance and related costs associated with the strategy are recognized as one-time employee termination costs when employee notification occurs. For ongoing employee benefit arrangements, severance and related costs are recognized when it becomes probable that an obligation has been incurred and the amount can be reasonably estimated.
Concentration of Credit Risk and Significant Customers
Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. We had one customer, a U.S. federal channel partner and systems integrator, that represented 20% and 11% of our accounts receivable balance as of September 30, 2026 and December 31, 2025, respectively. This customer represented 12% of our total revenues for each of the three and nine months ended September 30, 2026 and 11% of our total revenues for each of the three and nine months ended September 30, 2025. Based on our periodic credit evaluations, there have been no historical collection concerns with this customer. For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer.

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
(3) Investments
Marketable Securities
The following is a summary of our available-for-sale debt securities recorded within marketable securities and long-term marketable securities on the condensed consolidated balance sheets (in millions):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$39	$—	$—	$39
Corporate notes and bonds	3,308	1	(12)	3,297
Certificates of deposit	12	—	—	12
U.S. government and agency securities	1,138	—	(10)	1,128
Mortgage-backed and asset-backed securities	110	—	(18)	92
Total available-for-sale debt securities	$4,607	$1	$(40)	$4,568

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Commercial paper	$173	$—	$—	$173
Corporate notes and bonds	4,759	34	—	4,793
Certificates of deposit	11	—	—	11
U.S. government and agency securities	1,257	6	—	1,263
Mortgage-backed and asset-backed securities	103	—	(14)	89
Total available-for-sale debt securities	$6,303	$40	$(14)	$6,329
As of September 30, 2026, the contractual maturities of our available-for-sale debt securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet and mortgage-backed and asset-backed securities that do not have a single maturity, did not exceed 37 months. The fair values of available-for-sale debt securities, by remaining contractual maturity, are as follows (in millions):

September 30, 2026
Due within 1 year	$2,214
Due in 1 year through 5 years	2,262
Instruments not due in single maturity	92
Total	$4,568
As of September 30, 2026 and December 31, 2025, unrealized losses of $17 million and $14 million, respectively,

are from available-for-sale debt securities in a continuous unrealized loss position greater than 12 months. As of September 30, 2026, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $3,488 million, the majority of which was in a continuous unrealized loss position for less than 12 months. As of December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position totaled $171 million, the majority of which was in a continuous unrealized loss position for greater than 12 months.
For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. Unrealized losses on available-for-sale debt securities were due primarily to changes in market interest rates, and credit-related impairment losses were immaterial as of September 30, 2026.
Strategic Investments
As of September 30, 2026 and December 31, 2025, the total amount of strategic investments in privately held companies included in our condensed consolidated balance sheets was $2,050 million and $1,542 million, respectively. Our strategic investments are predominantly comprised of non-marketable equity investments, which are primarily accounted for using the measurement alternative. Under this approach, the investments are measured at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes resulting from the issuance of similar or identical securities in an orderly transaction by the same issuer. Determining whether an observed transaction is similar to a security within our portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of our non-marketable equity investments as a result of observable price changes requires quantitative assessments of the fair value of our non-marketable equity investments using various valuation methodologies and involves the use of estimates. The remaining strategic investments consist of privately held equity securities accounted for under the equity method of accounting and privately held debt securities classified as available-for-sale. During the nine months ended September 30, 2026, we recorded net upward adjustments of $367 million. The net adjustments made during the three months ended September 30, 2026 and the three and nine months ended September 30, 2025 were immaterial. We classify these fair value measurements as Level 3 within the fair value hierarchy.
(4)  Fair Value Measurements
The following table presents our fair value hierarchy for our assets measured at fair value on a recurring basis as of September 30, 2026 (in millions):

	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,299	$—	$1,299
Commercial paper	—	25	25
Deposits	81	—	81
U.S. government and agency securities	—	9	9
Marketable securities:
Commercial paper	—	39	39
Corporate notes and bonds	—	3,297	3,297
Certificates of deposit	—	12	12
U.S. government and agency securities	—	1,128	1,128
Mortgage-backed and asset-backed securities	—	92	92
Total	$1,380	$4,602	$5,982

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
Other Business Combinations
During the nine months ended September 30, 2026, we also completed five other acquisitions for total purchase consideration of $612 million, primarily to enhance our products with the acquired technologies and engineering workforces. The total aggregate purchase price was primarily allocated to $474 million of goodwill, with the remainder largely allocated to the developed technology intangible assets based on the respective estimated fair values. The goodwill from each of the acquisitions is not deductible for income tax purposes.
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
Additional Acquisition-Related Information
We have included the financial results of all business combinations in the condensed consolidated financial statements from the respective dates of acquisition, which were not material. Pro forma financial results related to the 2026 acquisitions have not been presented for the three and nine months ended September 30, 2026 and 2025 because the effects of these acquisitions were not material to our consolidated results of operations.
Aggregate acquisition-related costs associated with business combinations were $118 million for the nine months ended September 30, 2026 and immaterial for the three months ended September 30, 2026 and for the comparable prior periods. These costs were included in general and administrative expenses in our condensed consolidated statements of comprehensive income as incurred. In addition, aggregate deferred compensation for certain key employees associated with the 2026 acquisitions was $211 million for the nine months ended September 30, 2026 and immaterial for the three months ended September 30, 2026 and for the comparable prior periods. The costs were included in prepaid expenses and other current assets and other assets in our condensed consolidated balance sheets, with amortization recognized over the applicable service periods in research and development expenses in our condensed consolidated statements of comprehensive income.
(6) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill were as follows (in millions):

Carrying Amount
Balance as of December 31, 2025	$3,578
Goodwill acquired	6,623
Foreign currency translation adjustments	(189)
Balance as of September 30, 2026	$10,012

Intangible assets, net consists of the following (in millions):

	September 30, 2026	December 31, 2025
Developed technology	$3,461	$1,316
Customer relationships	858	238
Patents	83	83
Other	191	72
Intangible assets, gross	$4,593	$1,709
Less: accumulated amortization	(999)	(588)
Intangible assets, net	$3,594	$1,121
The weighted-average useful life of the acquired developed technology for the nine months ended September 30, 2026 and 2025 was approximately six years and five years, respectively. The weighted-average useful life of the acquired customer relationships for the nine months ended September 30, 2026 and 2025 was approximately five years and three years, respectively. Amortization expense for intangible assets for the three months ended September 30, 2026 and 2025 was $198 million and $33 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $494 million and $79 million, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of September 30, 2026 (in millions):

Fiscal Period:
Remainder of 2026	$197
2027	783
2028	730
2029	702
2030	649
Thereafter	533
Total future amortization expense	$3,594
(7) Property and Equipment
Property and equipment, net consists of the following (in millions):

	September 30, 2026	December 31, 2025
Computer equipment	$3,437	$3,332
Computer software	170	126
Leasehold and other improvements	514	433
Furniture and fixtures	124	117
Construction in progress	146	117
Property and equipment, gross	4,391	4,125
Less: Accumulated depreciation	(2,246)	(1,836)
Property and equipment, net	$2,145	$2,289
Construction in progress consists of costs primarily related to leasehold and other improvements. Depreciation expense for the three months ended September 30, 2026 and 2025 was $162 million and $133 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $465 million and $365 million, respectively.

(8) Derivative Contracts
Derivatives Designated as Hedging Instruments
We enter into forward contracts to hedge a portion of our forecasted foreign currency denominated revenues, and beginning in the fourth quarter of 2025, we also entered into forward contracts to hedge a portion of our forecasted foreign currency denominated expenses. These forward contracts are recorded at fair value and have maturities of up to 34 months. We had outstanding cash flow hedges with total notional values of $2.2 billion as of September 30, 2026 and December 31, 2025. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statements of cash flows.
The total gross fair values of derivatives designated as hedging instruments recorded within the condensed consolidated balance sheets were as follows (in millions):

Condensed Consolidated Balance Sheets Location	September 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$37	$11
Other assets	$14	$3

Accrued expenses and other current liabilities	$(12)	$(49)
Other long-term liabilities	$(2)	$(8)
As of September 30, 2026, the net pre-tax derivative gains expected to be reclassified from accumulated other comprehensive income (loss) into subscription revenues, sales and marketing expenses and research and development expenses within the next 12 months are immaterial.
All hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We evaluate hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. We report changes in fair value of these cash flow hedges as a component of accumulated other comprehensive income (loss) and subsequently reclassify into earnings in the same period the forecasted transaction affects earnings. Amounts reclassified to subscription revenues were a gain of $1 million and a loss of $9 million for the three and nine months ended September 30, 2026, respectively, and a loss of $16 million and $24 million for the three and nine months ended September 30, 2025, respectively. Amounts reclassified to sales and marketing expenses and research and development expenses were immaterial for the three and nine months ended September 30, 2026.
There was no ineffectiveness in the Company’s cash flow hedging program for each of the three and nine months ended September 30, 2026 and 2025.
Derivatives not Designated as Hedging Instruments
Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. The changes in the fair value of these contracts are recorded in other income (expense), net on the condensed consolidated statements of comprehensive income. For the periods ended September 30, 2026 and December 31, 2025, we had foreign currency forward contracts with total notional values of $3.4 billion and $2.5 billion, respectively, which were not designated as hedging instruments. The gross fair value of these foreign currency forward contracts was immaterial as of September 30, 2026 and December 31, 2025. For each of the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the gains (losses) recognized for foreign currency forward contracts from derivatives not designated as hedging instruments were immaterial. For the nine months ended September 30, 2025, the gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other income (expense), net of $100 million, primarily offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $114 million. Realized gains (losses) from settlement of the derivative assets and liabilities are classified as investing activities in the condensed consolidated statements of cash flows.
All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
(9) Supply Chain Finance Program
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution acting as our paying agent. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. Participating suppliers negotiate their sales of receivables directly with the financial institution at their sole discretion and we have no economic interest in a supplier’s decision to participate in the SCF program. We do not have pledged assets or other guarantees under our SCF program. Our outstanding payment obligations to suppliers participating in the SCF program totaled $18 million and $87 million as of September 30, 2026 and December 31, 2025, respectively. These obligations are included in accounts payable in our condensed consolidated balance sheets and all activity related to these obligations is presented within operating activities in our condensed consolidated statements of cash flows.
(10) Deferred Revenue and Performance Obligations
Revenues recognized from beginning period deferred revenue during the three months ended September 30, 2026 and 2025 were $3.6 billion and $3.0 billion, respectively, and $7.3 billion and $6.1 billion for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, the total non-cancellable RPO under our contracts with customers was $29.7 billion and we expect to recognize revenues on approximately 46% of these RPO over the following 12 months. The majority of the non-current RPO will be recognized over the next 13 to 36 months.

(11) Debt
The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Effective Interest Rate	September 30, 2026	December 31, 2025
Long-Term Debt
Senior notes issued August 2020:
1.40% notes due September 2030	1.53%	$1,500	$1,500
Senior notes issued May 2026:
4.25% notes due May 2028	4.68%	750	—
4.70% notes due August 2031	5.00%	600	—
5.05% notes due May 2033	5.36%	650	—
5.40% notes due May 2036	5.68%	1,250	—
6.30% notes due May 2056	6.57%	750	—
Total senior notes		$5,500	$1,500
Unamortized debt discount and issuance costs		(62)	(9)
Total carrying value of long-term debt		$5,438	$1,491

Short-Term Debt
Commercial paper		$2,100	$—
Unamortized debt discount		(14)	—
Total carrying value of short-term debt		$2,086	$—
Total interest expense recognized related to our outstanding debt was $81 million and $6 million for the three months ended September 30, 2026 and 2025, respectively, and $153 million and $18 million for the nine months ended September 30, 2026 and 2025, respectively.
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
We consider the fair value of the Senior Notes at September 30, 2026 and December 31, 2025 to be a Level 2 measurement. The estimated fair value of the Senior Notes based on the closing trading price per $100, was $5,100 million and $1,324 million at September 30, 2026 and December 31, 2025, respectively.
Term Loan
In April 2026, we borrowed an aggregate principal amount of $4.0 billion under a senior unsecured term loan (the “Term Loan”) to fund a portion of the cash consideration for our acquisition of Armis. In May 2026, we repaid the outstanding balance on the Term Loan primarily through issuance of the Notes.
Commercial Paper
In April 2026, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a total of $3.0 billion outstanding at any time, with maturities not to exceed 397 days from the date of issuance. The notes are sold at a discount from par or at par and bear interest at rates determined at the time of issuance. Net proceeds from this program are expected to be used for general corporate purposes. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments. As of September 30, 2026 we have $2.1 billion of commercial paper outstanding, with a weighted-average interest rate of 4.05% and a weighted-average remaining term of 62 days.
Revolving Credit Facility
In April 2026, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility (the "Credit Facility"), with an option to increase the amount of the Credit Facility by up to $2.0 billion, subject to certain conditions, including board approval. The Credit Facility matures on April 1, 2031. Any borrowings under our Credit Facility bear interest, at our option, either at a base rate, or at an adjusted benchmark rate plus a spread of 0.60% to 1.00% with such spread being determined based on our credit rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts. The Credit Facility contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, asset dispositions, dividends, and acquisitions, subject to certain permitted exceptions. Funds borrowed under the Credit Facility may be used for general corporate purposes. As of September 30, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with all covenants governing the Credit Facility.

(12) Accumulated Other Comprehensive Income (Loss)
The following tables show the components of accumulated other comprehensive income (loss), net of tax, in the stockholders’ equity section of our condensed consolidated balance sheets (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Plan(1)	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2025	$(38)	$—	$—	$57	$19
Other comprehensive income (loss) before reclassifications	47	(51)	(10)	(295)	(309)
Amounts reclassified from accumulated other comprehensive income	14	—	—	—	14
Net current period other comprehensive income (loss)	61	(51)	(10)	(295)	(295)
Balance as of September 30, 2026	$23	$(51)	$(10)	$(238)	$(276)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Plan(1)	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2024	$50	$(27)	$—	$(91)	$(68)
Other comprehensive income (loss) before reclassifications	(139)	26	—	140	27
Amounts reclassified from accumulated other comprehensive loss	24	—	—	—	24
Net current period other comprehensive income (loss)	(115)	26	—	140	51
Balance as of September 30, 2025	$(65)	$(1)	$—	$49	$(17)
(1) Relates to our defined benefit plan for an international subsidiary.

(13) Stockholders' Equity
Common Stock
We are authorized to issue a total of 3.0 billion shares of common stock as of September 30, 2026. Holders of our common stock are not entitled to receive dividends unless declared by our board of directors. As of September 30, 2026, we had 1,038 million shares of common stock, net of treasury stock, outstanding and had reserved shares of common stock for future issuance as follows (in thousands):

September 30, 2026
Stock plans:
Options outstanding	6,900
RSUs(1)	41,808
Shares of common stock available for future grants:
Amended and Restated 2021 Equity Incentive Plan(2)	53,935
Amended and Restated 2012 Employee Stock Purchase Plan(2)	36,554
Total shares of common stock reserved for future issuance	139,197
(1)Represents the number of shares issuable upon settlement of outstanding restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), as discussed in Note 14 “Equity Awards.”
(2)Refer to Note 14 “Equity Awards” for a description of these plans.
During the nine months ended September 30, 2026 and 2025, we issued a total of 10.8 million and 9.7 million shares, respectively, from stock option exercises, vesting of RSUs, net of employee payroll taxes, and purchases from the employee stock purchase plan (“ESPP”).
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
During the nine months ended September 30, 2026, the Company repurchased an additional 1.6 million shares of its common stock for $225 million in open market transactions. There were no share repurchases during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company repurchased 3.2 million and 6.7 million shares of its common stock for $584 million and $1,243 million, respectively, in open market transactions. Repurchases of common stock are recognized as treasury stock and held for future issuance.
As of September 30, 2026, approximately $4.2 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.

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
Stock Options
A summary of stock option activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding as of December 31, 2025	4,829	$114.78
Granted(1)	2,695	$13.15
Exercised	(292)	$14.05		$30
Forfeited	(332)	$42.82
Outstanding as of September 30, 2026	6,900	$82.79	6.0	$369
Vested and expected to vest as of September 30, 2026	6,711	$84.51	5.9	$348
Vested and exercisable as of September 30, 2026	2,981	$97.84	5.0	$116
(1) Stock options related to business combinations include 2.3 million shares from the Armis acquisition.
Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.
The total fair value of stock options vested during the nine months ended September 30, 2026 was $75 million. The weighted-average grant-date fair value of stock options granted was $88.81 for the nine months ended September 30, 2026.

During the year ended December 31, 2021, a one-time long-term performance-based option award was granted to the Chief Executive Officer (“2021 CEO Performance Award”) and to certain executives (collectively “2021 Performance Awards”) under the 2021 Plan at a total grant-date fair value of $232 million. The 2021 Performance Awards were designed to vest in eight equal tranches based on service and achievement of both performance and market conditions, subject to continued employment and specifically for the 2021 CEO Performance Award, as CEO or Executive Chairman of the Company, through each vesting date. The performance and market conditions for a particular tranche could have been achieved at different points in time and in any order but would have become eligible to vest only when all service, performance and market conditions for the respective tranche were met but no earlier than two years from date of grant. The performance and market conditions were required to be achieved by September 30, 2026 (the “Performance Period”). The stock price metric is achieved when both the 180-day volume weighted-average price (“VWAP”) and the 30-day VWAP equal or exceed the respective tranche stock price metric on any day during the Performance Period. The performance metric is achieved when the trailing four-quarter cumulative GAAP subscription revenues equal or exceed the respective tranche performance target. The vested tranches of the 2021 Performance Awards expire ten years from the respective date of grant.
The Performance Period ended on September 30, 2026 and as of the end of the Performance Period, the first four tranches had vested based on achievement of both the performance and market conditions. Fair value was measured on the grant date using a Monte Carlo simulation and compensation expense was recognized on a graded vesting basis over the applicable requisite service period for each respective tranche. No compensation expense was recognized for tranches that did not achieve their applicable performance condition before the end of the Performance Period.
As of September 30, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $168 million. The weighted-average remaining vesting period of unvested stock options at September 30, 2026 was approximately two years.
RSUs
A summary of RSU activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
	(in thousands)
Outstanding as of December 31, 2025	26,011	$158.53
Granted(1)	33,097	$105.76
Vested	(12,407)	$132.84
Forfeited	(4,893)	$139.06
Outstanding as of September 30, 2026	41,808	$126.67
Expected to vest as of September 30, 2026	36,402
(1) Includes RSUs related to business combinations, of which 5.9 million shares relate to the Armis acquisition.
RSUs outstanding as of September 30, 2026 were comprised of 39.3 million RSUs with only service conditions and 2.5 million RSUs with both service and performance conditions, including certain RSUs with additional market conditions. The total intrinsic value of the RSUs vested was $1.3 billion for the nine months ended September 30, 2026. As of September 30, 2026, the aggregate intrinsic value of RSUs outstanding was $5.6 billion and RSUs expected to vest was $4.9 billion.
PRSUs have service, performance and market vesting conditions. The ultimate number of shares eligible to vest ranges from 0% to 250%, subject to our board of directors compensation committee’s approval of performance metrics achievement and, for certain PRSUs, total shareholder return relative to that of the S&P 500 index. The eligible shares subject to PRSUs granted during the nine months ended September 30, 2026 will vest in one to three years contingent on each holder’s continuous status as an employee on the applicable vesting dates. The number of PRSUs granted included in the table above reflects the shares that could be eligible to vest at 100% of target for PRSUs and includes adjustments for over or under achievement for PRSUs granted in the prior years, as applicable.
We recognized $151 million and $119 million of stock-based compensation expense, net of actual and estimated forfeitures, associated with PRSUs on a graded vesting basis during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was $4.2 billion, and the weighted-average remaining vesting period was approximately three years.

(15) Employee Severance
As a strategy to optimize our workforce through AI-driven efficiencies and investment in talent in key strategic areas, the Company streamlined certain functions in our organizational structure. As a result, total employee severance and related costs recorded during the three and nine months ended September 30, 2026 were $87 million and $167 million, respectively. The Company’s approved program focused on driving further operational efficiencies is expected to be substantially completed in 2026.
Severance and related costs are included within our condensed consolidated statements of comprehensive income across all functional expenses, with the majority recorded in sales and marketing expenses, research and development expenses and general and administrative expenses.
For the nine months ended September 30, 2026, changes in current liabilities resulting from severance and related costs were as follows (in millions):

Severance and related costs
Balance as of December 31, 2025	$20
Severance and related costs	167
Cash payments	(153)
Balance as of September 30, 2026	$34

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
The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in millions, except for number of shares reflected in thousands and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$277	$502	$1,044	$1,347
Denominator:
Weighted-average shares outstanding - basic	1,034,942	1,038,150	1,033,810	1,035,962
Weighted-average effect of potentially dilutive securities:
Common stock options, RSUs and ESPP obligations	8,069	9,373	4,783	10,891
Weighted-average shares outstanding - diluted	1,043,011	1,047,523	1,038,593	1,046,853
Net income per share - basic	$0.27	$0.48	$1.01	$1.30
Net income per share - diluted	$0.27	$0.48	$1.01	$1.29
Common stock options, RSUs and ESPP obligations excluded from diluted net income per share because their effect would have been antidilutive	19,733	11,934	22,124	12,091
(17)  Provision for Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.
Our income tax provision was $93 million and $437 million for the three and nine months ended September 30, 2026, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls. For the nine months ended September 30, 2026, the provision was also impacted by the release of a valuation allowance on certain California deferred tax assets. Our income tax provision was $192 million and $373 million for the three and nine months ended September 30, 2025, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation.
We are subject to taxation in the United States and foreign jurisdictions. As of September 30, 2026, our tax years 2004 to 2025 remain subject to examination in most jurisdictions.
Due to differing interpretations of tax laws and regulations, tax authorities may dispute our tax filing positions. We periodically evaluate our exposures associated with our tax filing positions and believe that adequate amounts have been reserved for adjustments that may result from tax examinations.

On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three and nine months ended September 30, 2026 and 2025.
(18) Commitments and Contingencies
Operating Leases
For some of our offices and data centers, we have entered into non-cancellable operating lease agreements with various expiration dates through 2036. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments.
Total operating lease costs were $40 million and $125 million for the three and nine months ended September 30, 2026, respectively, and $37 million and $109 million for the three and nine months ended September 30, 2025, respectively.
For the nine months ended September 30, 2026 and 2025, total cash paid for amounts included in the measurement of operating lease liabilities was $93 million and $80 million, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets totaled $75 million and $195 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the weighted-average remaining lease term is approximately seven years, and the weighted-average discount rate is 4%.
Maturities of operating lease liabilities as of September 30, 2026 are presented in the table below (in millions):

Fiscal Period:
Remainder of 2026	$34
2027	155
2028	154
2029	146
2030	131
Thereafter	408
Total operating lease payments	1,028
Less: imputed interest	(137)
Present value of operating lease liabilities	$891
In addition to the amounts above, as of September 30, 2026, we have leases, primarily for offices, that have not yet commenced with minimum undiscounted cash flows of $355 million. These leases are expected to commence between 2026 and 2027 with lease terms of five to sixteen years.
Other Commitments
Other contractual commitments primarily consist of data center and IT operations, cloud services and sales and marketing activities related to our daily business operations. There were no material contractual obligations that were entered into during the nine months ended September 30, 2026 that were outside the ordinary course of business. We have entered into various non-cancellable agreements with cloud service providers, and as of September 30, 2026, we have remaining payments under these agreements of approximately $262 million for the remainder of fiscal 2026, $432 million in fiscal 2027, $606 million in fiscal 2028, $737 million in fiscal 2029 and $2.8 billion in fiscal 2030. Payment schedules vary from the timing of actual service consumption. In addition, we have entered into non-cancellable agreements with an information technology equipment provider, under which we have remaining payments of approximately $1.6 billion due between the remainder of fiscal 2026 and fiscal 2030.
In addition to the amounts above, our Senior Notes have an aggregate principal amount of $5.5 billion, with maturities ranging from May 2028 through May 2056. We also have $2.1 billion of commercial paper outstanding as of September 30, 2026, which has a weighted-average remaining term of 62 days. Refer to Note 11 “Debt” for further information.
Further, $197 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2026.
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
(19)  Segment and Geographic Information
Segment Information
Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, interest expense, other income (expense), net and the provision for income taxes, which are reflected in the condensed consolidated statements of comprehensive income.
Geographic Information
Revenues by geographic area, based on the location of our users, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America(1)	$2,574	$2,133	$7,455	$6,102
EMEA(2)	1,027	873	3,003	2,489
Asia Pacific and other	505	401	1,405	1,119
Total revenues	$4,106	$3,407	$11,863	$9,710
Property and equipment, net by geographic area were as follows (in millions):

	September 30, 2026	December 31, 2025
North America(3)	$1,413	$1,437
EMEA(2)	476	563
Asia Pacific and other	256	289
Total property and equipment, net	$2,145	$2,289
(1) Revenues attributed to the United States were 95% of North America revenues for each of the three and nine months ended September 30, 2026 and 94% for each of the three and nine months ended September 30, 2025.
(2) Europe, the Middle East and Africa (“EMEA”).
(3) Property and equipment, net attributed to the United States were 84% and 82% of property and equipment, net attributable to North America as of September 30, 2026 and December 31, 2025, respectively.

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
As a strategy to optimize our workforce through AI-driven efficiencies and investment in talent in key strategic areas, the Company streamlined certain functions in our organizational structure. While we eliminated roles in some areas, we plan to continue to hire in key strategic areas. As a result, total employee severance and related costs recorded during the three and nine months ended September 30, 2026 were $87 million and $167 million, respectively.
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
As of September 30, 2026, our RPO was $29.7 billion, of which 46% represented cRPO. RPO and cRPO increased by 22% and 20%, respectively, compared to September 30, 2025. Factors that may cause our RPO to vary from period to period include the following:
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
Number of customers with ACV greater than $5 million. We count the total number of customers with annual contract value (“ACV”) greater than $5 million as of the end of the period. We had 680 and 553 customers with ACV greater than $5 million as of September 30, 2026 and 2025, respectively. For purposes of customer count, a customer is defined as an entity that has a unique Dunn & Bradstreet Global Ultimate (“GULT”) Data Universal Numbering System (“DUNS”) number and an active subscription contract as of the measurement date. The DUNS number is a global standard for business identification and tracking. We make exceptions for holding companies, government entities and other organizations for which the GULT, in our judgment, does not accurately represent the ServiceNow customer. For example, while all U.S. government agencies roll up to “Government of the United States” under the GULT, we count each government agency that we contract with as a separate customer. Our customer count is subject to adjustments for acquisitions, spin-offs and other market activity; accordingly, we restate previously disclosed number of customers with ACV greater than $5 million calculations to allow for comparability. ACV is calculated based on the foreign exchange rate in effect at the time the contract was signed. Foreign exchange rate fluctuations could cause some variability in the number of customers with ACV greater than $5 million. We believe information regarding the total number of customers with ACV greater than $5 million provides useful information to investors because it is an indicator of our growing customer base and demonstrates the value customers are receiving from the Platform.
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

	Nine Months Ended September 30,		% Change
	2026	2025
	(dollars in millions)
GAAP net cash provided by operating activities	$3,096	$3,206	(3%)
Purchases of property and equipment	(346)	(630)	(45%)
Business combination and other related costs	371	28	NM
Non-GAAP free cash flow	$3,121	$2,604	20%
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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
GAAP income from operations	$385	$572	(33%)	$1,050	$1,381	(24%)
Stock-based compensation	633	492	29%	1,846	1,461	26%
Amortization of purchased intangibles	198	33	NM	494	79	NM
Business combination and other related costs	35	19	84%	153	44	248%
Impairment of assets	—	—	—%	—	30	(100%)
Severance costs	87	24	263%	167	53	215%
Non-GAAP income from operations	$1,338	$1,140	17%	$3,710	$3,048	22%
NM - Not meaningful
Renewal rate. We calculate our renewal rate by subtracting our attrition rate from 100%. Our attrition rate for a period is equal to the ACV from customers lost during the period, divided by the sum of (i) the total ACV from all customers that renewed during the period, excluding changes in price or users, and (ii) the total ACV from all customers lost during the period. Accordingly, our renewal rate is calculated based on ACV and is not based on the number of customers that have renewed. Further, our renewal rate does not reflect increased or decreased purchases from our customers to the extent such customers are not lost customers or lapsed renewals. A lost customer is a customer that did not renew an expiring contract and that, in our judgment, will not be renewed. Typically, a customer that reduces its subscription upon renewal is not considered a lost customer. However, in instances where the subscription decrease represents the majority of the customer’s ACV, we may deem the renewal as a lost customer. For our renewal rate calculation, we define a customer as an entity with a separate production instance of our service and an active subscription contract as of the measurement date, instead of an entity with a unique GULT or DUNS number. We adjust our renewal rate for acquisitions, consolidations and other customer events that cause the merging of two or more accounts occurring at the time of renewal. Our renewal rate was 98% for each of the three and nine months ended September 30, 2026 and 97% and 98% for the three and nine months ended September 30, 2025, respectively. As our renewal rate is impacted by the timing of renewals, which could occur in advance of, or subsequent to the original contract end date, period-to-period comparison of renewal rates may not be meaningful.
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
We sell our subscription services primarily through our direct sales organization. We also sell services through managed service providers and resale partners. We also generate revenues from certain professional services and from training of customers and partner personnel, through both our direct team and indirect sales channel. Revenues from our direct sales organization represented 76% of our total revenues for each of the three and nine months ended September 30, 2026 and 78% of our total revenues for each of the three and nine months ended September 30, 2025. For purposes of calculating revenues from our direct sales organization, revenues from systems integrators and managed services providers are included as part of the direct sales organization.
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
Professional services are performed directly by our services team, as well as by contracted third-party partners. Fees paid by us to third-party partners are primarily recognized as cost of revenues as the professional services are delivered. Cost of revenues associated with our professional services engagements contracted with third-party partners as a percentage of professional services and other revenues was 53% and 44% for the three and nine months ended September 30, 2026, respectively, and 33% for each of the three and nine months ended September 30, 2025.
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
Provision for Income Taxes
Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three and nine months ended September 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls. For the nine months ended

September 30, 2026, the provision was also impacted by the release of a valuation allowance on certain California deferred tax assets. We continue to maintain a valuation allowance against a portion of our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criteria, particularly as we expect research and development tax credit generation to exceed our ability to use the credits in future years.
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Revenues:
Subscription	$3,988	$3,299	21%	$11,536	$9,417	23%
Professional services and other	118	108	9%	327	293	12%
Total revenues	$4,106	$3,407	21%	$11,863	$9,710	22%
Percentage of revenues:
Subscription	97%	97%		97%	97%
Professional services and other	3%	3%		3%	3%
Total	100%	100%		100%	100%
Subscription revenues increased by $689 million and $2,119 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily driven by increased purchases by new and existing customers. Included in subscription revenues is $96 million and $104 million of revenues recognized upfront from the delivery of software associated with self-hosted offerings during the three months ended September 30, 2026 and 2025, respectively, and $383 million and $370 million during the nine months ended September 30, 2026 and 2025, respectively.
We expect subscription revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue as we continue to add new customers and existing customers increase their usage of our products compared to the year ended December 31, 2025.
Our expectations for revenues, cost of revenues and operating expenses for the remainder of 2026 are based on the 30-day average of foreign exchange rates for September 30, 2026.
Professional services and other revenues increased by $10 million and $34 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to an increase in services provided to new and existing customers.
We expect professional services and other revenues for the year ending December 31, 2026 to increase in absolute dollars and remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025.

Cost of Revenues and Gross Profit Percentage

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$1,054	$666	58%	$2,904	$1,852	57%
Professional services and other	157	108	45%	416	297	40%
Total cost of revenues	$1,211	$774	56%	$3,320	$2,149	54%
Gross profit (loss) percentage:
Subscription	74%	80%		75%	80%
Professional services and other	(33%)	—%		(27%)	(1%)
Total gross profit percentage	71%	77%		72%	78%
Gross profit	$2,895	$2,633		$8,543	$7,561
Cost of subscription revenues increased by $388 million and $1,052 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to increased headcount and increased costs to support the growth of our subscription offerings including costs to support customers in regulated markets. Personnel-related costs, including stock-based compensation and overhead expenses increased by $112 million and $341 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Depreciation expense related to infrastructure hardware equipment and expenses associated with software, maintenance and other costs, which together support the expansion of data center capacity, increased by $56 million and $179 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Expenses associated with our contractual commitments with third-party cloud service providers increased by $79 million and $183 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. In addition, amortization of intangible assets increased by $119 million and $313 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 as a result of acquisitions.
We expect our cost of subscription revenues for the year ending December 31, 2026 to increase in absolute dollars and increase as a percentage of revenue compared to the year ended December 31, 2025 as we provide subscription services to more customers, increase usage within our customer instances and continue to recognize amortization of acquired intangible assets. We will continue to incur incremental costs to attract customers by adopting public cloud offerings as well as increased support for customers impacted by new and evolving data residency requirements. To the extent future acquisitions are consummated, our cost of subscription revenues may increase due to additional non-cash charges associated with the amortization of intangible assets acquired.
Our subscription gross profit percentage was 74% and 75% for the three and nine months ended September 30, 2026, respectively, and 80% for each of the three and nine months ended September 30, 2025. We expect our subscription gross profit percentage to decrease for the year ending December 31, 2026 compared to the year ended December 31, 2025, primarily due to the ongoing growth of our third-party cloud services usage and incremental amortization of intangible assets acquired.
Cost of professional services and other revenues increased by $49 million and $119 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily driven by increased personnel-related costs and an increase in partner ecosystem spend to further help accelerate customer value realization.

Our professional services and other gross loss percentage was 33% for the three months ended September 30, 2026 compared to breakeven for the three months ended September 30, 2025. Our professional services and other gross loss percentage was 27% for the nine months ended September 30, 2026 compared to 1% for the nine months ended September 30, 2025. Our professional services and other gross loss percentage was primarily driven by personnel-related costs and partner ecosystem spend to further help accelerate customer value realization increasing at a faster rate than revenue. We expect our professional services and other gross loss percentage to increase for the year ending December 31, 2026 compared to the year ended December 31, 2025 as we continue to accelerate customer value realization and support our customers in gaining the maximum value of our latest offerings.
Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Sales and marketing	$1,271	$1,056	20%	$3,859	$3,238	19%
Percentage of revenues	31%	31%		33%	33%
Sales and marketing expenses increased by $215 million and $621 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to increased headcount resulting in an increase in personnel-related costs including stock-based compensation and overhead expenses of $104 million and $315 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase in personnel-related costs includes an increase of $1 million and $28 million in employee severance and related costs for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, in connection with our initiatives to optimize our workforce through AI-driven efficiencies and investment in talent in key strategic areas. Amortization expenses associated with deferred commissions increased by $17 million and $61 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to an increase in contracts with new customers, expansion and renewal contracts. Other sales and marketing program expenses, which include branding, costs associated with purchasing advertising, marketing events and market data, increased by $19 million and $81 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, with the increase in the nine-month period primarily due to increased program costs and travel costs for our annual Knowledge user conference. In addition, amortization of intangible assets increased by $44 million and $100 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 as a result of acquisitions.
We expect sales and marketing expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from increased sales productivity and marketing efficiencies.
Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025

	(dollars in millions)			(dollars in millions)
Research and development	$956	$750	27%	$2,694	$2,187	23%
Percentage of revenues	23%	22%		23%	23%

Research and development expenses (“R&D”) increased by $206 million and $507 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Personnel-related costs including stock-based compensation and overhead expenses increased $178 million and $456 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase in personnel-related costs includes an increase of $35 million and $37 million in employee severance and related costs for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, in connection with our initiatives to optimize our workforce through AI-driven efficiencies and investment in talent in key strategic areas.
We expect R&D expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to improve the existing functionality of our services, develop new applications to fill market needs and enhance our core platform, including investments in AI capabilities such as agentic AI and AI security.
General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
General and administrative	$283	$255	11%	$940	$755	25%
Percentage of revenues	7%	7%		8%	8%
General and administrative expenses (“G&A”) increased by $28 million and $185 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Personnel-related costs including stock-based compensation increased $23 million and $89 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase in personnel-related costs includes an increase of $10 million and $31 million in employee severance and related costs for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, in connection with our initiatives to optimize our workforce through AI-driven efficiencies and investment in talent in key strategic areas. In addition, for the nine months ended September 30, 2026, outside services increased by $100 million, largely related to recent acquisitions, and was partially offset by an impairment of assets of $30 million that was recorded in the nine months ended September 30, 2025.
We expect G&A expenses for the year ending December 31, 2026 to increase in absolute dollars but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025, as we continue to see leverage from continued G&A productivity.

Stock-based Compensation

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Cost of revenues:
Subscription	$96	$78	23%	$276	$222	24%
Professional services and other	13	11	18%	38	33	15%
Operating expenses:
Sales and marketing	175	141	24%	504	444	14%
Research and development	282	203	39%	801	584	37%
General and administrative	67	59	14%	227	178	28%
Total stock-based compensation	$633	$492	29%	$1,846	$1,461	26%
Percentage of revenues	15%	14%		16%	15%
Stock-based compensation increased by $141 million and $385 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to additional grants to current and new employees and stock-based awards granted in connection with acquisitions.
Stock-based compensation is inherently difficult to forecast due to fluctuations in our stock price. Based upon our stock price as of September 30, 2026, we expect stock-based compensation to continue to increase in absolute dollars for the year ending December 31, 2026 as we continue to issue stock-based awards to our employees but remain relatively flat as a percentage of revenue compared to the year ended December 31, 2025. We expect stock-based compensation as a percentage of revenue to decline over time as we continue to grow.
Foreign Currency Exchange
Our international operations have provided and will continue to provide a significant portion of our total revenues. Revenues outside North America represented 37% for each of the three and nine months ended September 30, 2026 and 2025.
We primarily transact in certain foreign currencies for sales outside of the United States. The general strengthening of the U.S. Dollar relative to other major foreign currencies had an immaterial impact on our revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The general weakening of the U.S. Dollar relative to other major foreign currencies had a favorable impact on our revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. For entities reporting in currencies other than the U.S. Dollar, if we had translated our results for the nine months ended September 30, 2026 at the exchange rates in effect for the nine months ended September 30, 2025 rather than the actual exchange rates in effect during the period, our reported subscription revenues would have been $134 million lower, excluding the impact of our cash flow hedging program. The impact from foreign currency movements was not material to professional services and other revenues for the three and nine months ended September 30, 2026.
In addition, we primarily transact in several foreign currencies for cost of revenues and operating expenses outside of the United States. The movement of the U.S. Dollar had an immaterial impact on our expenses for the three and nine months ended September 30, 2026.

Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Interest income	$69	$115	(40%)	$227	$346	(34%)
Percentage of revenues	2%	3%		2%	4%
Interest income decreased by $46 million and $119 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily driven by a decrease in investment income from our managed portfolio resulting from lower average portfolio balances and lower interest rates.
Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Interest expense	$(81)	$(6)	NM	$(153)	$(18)	NM
Percentage of revenues	2%	—%		1%	—%
NM - Not meaningful
Interest expense increased by $75 million and $135 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to the issuance of senior notes and commercial paper.
Other Income (Expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Other income (expense), net	(3)	13	(123%)	357	11	NM
Percentage of revenues	—%	—%		3%	—%
NM - Not meaningful
Other income (expense), net decreased by $16 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Other income (expense), net increased by $346 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by unrealized gains on strategic investments.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts with maturities of 12 months or less to hedge a portion of our net outstanding monetary assets and liabilities. These hedging contracts may reduce, but cannot entirely eliminate, the impact of adverse currency exchange rate movements. For each of the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the gains (losses) recognized for these foreign currency forward contracts in other income (expense), net were immaterial. For the nine months ended September 30, 2025, the gains recognized for foreign currency forward contracts from derivatives not designated as hedging instruments in other income (expense), net of $100 million, primarily offset the remeasurement losses of the related foreign currency denominated assets and liabilities of $114 million.
Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(dollars in millions)			(dollars in millions)
Income before income taxes	$370	$694	(47%)	$1,481	$1,720	(14%)
Provision for income taxes	$93	$192	(52%)	$437	$373	17%
Effective tax rate	25%	28%		30%	22%
Our income tax provision was $93 million and $437 million for the three and nine months ended September 30, 2026, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates and stock-based compensation shortfalls. For the nine months ended September 30, 2026, the provision was also impacted by the release of a valuation allowance on certain California deferred tax assets. Our income tax provision was $192 million and $373 million for the three and nine months ended September 30, 2025, respectively, and was primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, offset by excess tax benefits of stock-based compensation. We may continue to see fluctuations in our effective tax rate and tax obligations as we further integrate Armis into our corporate structure and intercompany relationships.
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the three and nine months ended September 30, 2026 and 2025. The Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.
Liquidity and Capital Resources
We generate cash inflows from operations primarily from selling subscription services which are generally paid in advance of provisioning services, and expend cash outflows to develop new services and core technologies that further enhance the Platform, engage our customers and enhance their experience, and enable and transform our business operations. Subscription services arrangements typically have a three-year duration, and we have experienced a renewal rate of 98% over the last three years. Cash outflows from operations are principally comprised of the salaries, bonuses, commissions, and benefits for our workforce, licenses and services arrangements, including cloud services, that are integral to our business operations and data centers and operating lease arrangements that underlie our facilities. We have generated positive operating cash flows for more than ten years as we continue to grow our business in pursuit of our business strategy, and we expect to grow our business and generate positive cash flows from operations during 2026. When assessing sources of liquidity, we also include cash and cash equivalents, marketable securities and long-term marketable securities totaling $7.0 billion as of September 30, 2026. Our unsecured revolving credit facility and our commercial paper program also serve as sources of liquidity. Refer to the “Debt” section below for more details.
Our capital requirements are principally comprised of capital expenditures to support data center capacity expansion, non-contract workforce salaries, bonuses, commissions, and benefits and, to a lesser extent, cancellable and non-cancellable licenses, operating leases and services arrangements that are integral to our business operations. We also acquire technology and businesses to expand our service offerings and functionality. Operating lease obligations totaling $1.0 billion are principally associated with leased facilities and have varying maturities with $704 million due over the next five years.
Supply Chain Finance Program
Our supply chain finance (“SCF”) program provides suppliers with the opportunity to sell their receivables due from us to a global financial institution. A supplier’s election to receive early payment at a discounted amount from the financial institution does not change the amount that we must remit to the financial institution on our payment date, which is generally 90 days from the invoice date. As of September 30, 2026, our outstanding payment obligations to suppliers participating in the SCF program totaled $18 million. These obligations are included in accounts payable in our condensed consolidated balance sheets, and all activity related to these obligations is presented within operating activities in the condensed consolidated statements of cash flows.
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
During the nine months ended September 30, 2026, the Company repurchased an additional 1.6 million shares of our common stock for $225 million in open market transactions. There were no share repurchases during the three months ended September 30, 2026. As of September 30, 2026, approximately $4.2 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.
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
In April 2026, we borrowed an aggregate principal amount of $4.0 billion under an unsecured term loan (the “Term Loan”) to fund a portion of the cash consideration for our acquisition of Armis Security Ltd. In May 2026, we repaid the outstanding balance on the Term Loan primarily through the issuance of the Notes.
In April 2026, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility (the "Credit Facility"), with an option to increase the amount of the Credit Facility by up to $2.0 billion, subject to certain conditions, including board approval. The Credit Facility matures on April 1, 2031. As of September 30, 2026, no amounts were outstanding under the Credit Facility.
In April 2026, we established a commercial paper program under which we may issue unsecured commercial paper up to a total of $3.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of September 30, 2026, we have $2.1 billion of commercial paper outstanding, with a weighted-average interest rate of 4.05% and a weighted-average remaining term of 62 days.
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

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Net cash provided by operating activities	$3,096	$3,206
Net cash used in investing activities	$(7,943)	$(1,191)
Net cash provided by (used in) financing activities	$3,524	$(1,601)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,327)	$424
Operating Activities
Net cash provided by operating activities was $3,096 million for the nine months ended September 30, 2026 compared to $3,206 million for the nine months ended September 30, 2025. The net decrease in operating cash flows was primarily due to higher business combination and related costs to support business growth.
Investing Activities
Net cash used in investing activities was $7,943 million for the nine months ended September 30, 2026 compared to $1,191 million for the nine months ended September 30, 2025. The net increase in cash used in investing activities was primarily due to a $8,952 million increase in cash used in business combinations and a $250 million decrease in sales and maturities of marketable securities, partially offset by a $1,271 million decrease in purchases of marketable securities, a $829 million decrease in purchases of strategic investments and a $284 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $3,524 million for the nine months ended September 30, 2026 compared to net cash used of $1,601 million for the nine months ended September 30, 2025. The net increase in cash provided by financing activities is primarily due to net proceeds from commercial paper of $4,529 million, proceeds of $3,943 million from the issuance of the Notes, net of discount and issuance costs and a decrease in taxes paid related to net share settlement of equity awards of $172 million, partially offset by repayments of commercial paper of $2,484 million and an increase in repurchases of common stock of $982 million.

Critical Accounting Policies and Significant Judgments and Estimates
There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on January 29, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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
In April 2026, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility (the "Credit Facility"). Any borrowings under our Credit Facility bear interest, at our option, either at a base rate, or at an adjusted benchmark rate plus a spread of 0.60% to 1.00% with such spread being determined based on our credit rating. Because the interest rates applicable to borrowings under the Credit Facility are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. As of September 30, 2026, no amounts were outstanding under the Credit Facility.
Refer to Note 11 “Debt” in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Regulations under the Exchange Act require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2026, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding legal proceedings, see Note 18 “Commitments and Contingencies” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
On May 16, 2023, our board of directors authorized a program to repurchase up to $1.5 billion of our common stock (the “Share Repurchase Program”). In January 2025 and January 2026, our board of directors authorized an additional $3.0 billion and $5.0 billion, respectively, in repurchases under the Share Repurchase Program. During the three months ended September 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program. As of September 30, 2026, approximately $4.2 billion of the authorized amount under the Share Repurchase Program remained available for future repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, the following director and Section 16 officer adopted trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c):
•Paul Chamberlain, a member of our board of directors, adopted a trading plan on August 27, 2026. The plan, which expires November 15, 2027, provides for the sale of up to 2,700 shares of our common stock.
•Gina Mastantuono, our President and Chief Financial Officer, adopted a trading plan on August 28, 2026. The plan, which expires May 18, 2027, provides for the sale of (i) up to 30,000 shares of our common stock and (ii) up to 100% of the net shares resulting from the vesting of 67,028 restricted stock units and performance-based restricted stock units during the plan period, subject to certain vesting conditions. Net shares are net of tax withholding.

Compensatory Arrangements of Certain Officers
On October 26, 2026, the Leadership Development and Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of ServiceNow, Inc. (the “Company”) unanimously approved grants to certain senior executive leaders of the Company (each, a “Recipient”) of restricted stock unit awards (each such award, a “Leadership Award” and collectively, the “Leadership Awards”) under the Company’s Amended and Restated 2021 Equity Incentive Plan.
The Leadership Awards reflect the Board's desire to retain and incentivize our current senior leadership team during an exceptionally competitive period for enterprise technology talent, and to promote the stability and retention of a high-performing leadership team over the longer term. The awards recognize the strong execution and momentum our leadership has demonstrated in advancing our strategic priorities and are designed to incentivize sustained focus on long-term shareholder value creation, particularly as we navigate the significant industry transitions driven by AI innovation and heightened competition for top enterprise technology talent. The grants are designed with back-loaded vesting through 2029 to sustain leadership continuity, reinforce long-term commitment to our strategic objectives and maintain a strong succession plan.
The Leadership Awards, granted on October 26, 2026, are scheduled to vest as follows: 25% on December 31, 2027, 35% on December 31, 2028, and 40% on December 31, 2029, subject to the Recipient’s continued employment with the Company through each applicable vesting date. Each of the Company’s named executive officers for fiscal year 2025 who remains employed by the Company is a Recipient, and the target values of their Leadership Awards are as follows: William R. McDermott, Chairman and Chief Executive Officer ($50,000,000), Amit Zavery, President, Chief Product Officer and Chief Operating Officer ($25,000,000), Paul Fipps, President, Global Customer Operations ($22,500,000), Gina Mastantuono, President and Chief Financial Officer ($17,750,000) and Jacqueline C. Canney, Chief People and AI Enablement Officer ($11,300,000).
Under the terms of the award agreement, any unvested portion of a Recipient’s Leadership Award will be forfeited when such Recipient’s service with the Company ends, except in connection with a Recipient’s death, Disability or a Qualifying Termination in connection with a Change in Control, in which case the Leadership Award will be treated in accordance with the Company’s Executive Severance Policy. Capitalized terms not defined here have the meanings given in the Severance Policy.
The foregoing summary of the terms and conditions of the Leadership Awards set forth above does not purport to be complete and is qualified by reference to the provisions of the Company’s Amended and Restated 2021 Equity Incentive Plan and form of Global Restricted Stock Unit Agreement, copies of which were filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2026, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 23, 2026, respectively.

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

SERVICENOW, INC.

Date: October 28, 2026	By:	/s/ William R. McDermott
William R. McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2026	By:	/s/ Gina Mastantuono
Gina Mastantuono
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2026	By:	/s/ Danielle Fontaine
Danielle Fontaine
Chief Accounting Officer
(Principal Accounting Officer)

